Form 10-Q
period 1995-06-30
OCEAN BIO CHEM INC
filed 1995-08-11
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


         [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1995
                       Commission File No. 2-70197


                           OCEAN BIO-CHEM, INC.
          (Exact name of registrant as specified in its charter)


         Florida                                        59-1564329
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


Registrant's telephone number, including area code - 305-587-6280

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X     NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      $.01 Par Value Common Stock, 10,000,000 shares authorized.
          3,366,338  issued and outstanding at June 30, 1995.

                        PART I - Financial Information

 Item l.  Financial Statement
                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  JUNE 30,        DEC. 31,
                                                    1995            1994

Current Assets:
Cash                                             $1,143,374     $  571,411
Trade Accounts Receivable Net of Allowances
 for Doubtful Accounts of $ 36,000 and $ 35,000
  at June 30, 1995 and  December 31, 1994,
     Respectively                                 1,432,377      1,990,558
Due From Officers                                    28,600         12,520
Inventories                                       2,395,386      1,927,646
Prepaid Expenses                                    209,186        102,967
Current Assets                                    5,208,923      4,605,102

Office Equipment and Furnishings, Net               250,977        244,119

Other Assets
   Trademarks, Trade Names and Patents, Net         478,242        489,738
   Deposits and Other Assets                         35,451         12,322
   Due From Affiliated Companies, Net               532,744        370,747
Total Other Assets                                1,046,437        872,807

   Total Assets                                $  6,506,337  $   5,722,028

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable - Trade                    $    939,681   $    536,611
   Notes Payable - Bank                           1,331,667      1,566,667
   Current Portion of Long-Term Debt                  -             29,570
   Accrued Expenses Payable                         168,103        117,059
Total Current Liabilities                         2,439,451      2,249,907

Long-term Debt, Less Current Portion                  -              7,501

Shareholders' Equity:
   Common Stock                                      33,663         30,448
   Additional Paid-in Capital                     2,516,220      2,016,915
   Retained Earnings                              1,591,821      1,484,808
   Foreign Currency Translation Adjustment      (    74,818)   (    67,551)
   Total Shareholders' Equity                     4,066,886      3,464,620

   Total Liabilities & Shareholders' Equity     $ 6,506,337    $ 5,722,028



                             OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME



                         FOR THE THREE MONTHS      FOR THE SIX MONTHS
                         ENDED JUNE 30,            ENDED JUNE 30,
                         1995          1994       1995           1994

Gross Sales                $2,908,971  $2,819,649   $5,383,382   $4,816,037
Allowances                    131,625     101,909      282,776      285,674

Net Sales                   2,777,346   2,717,740    5,100,606    4,530,363
Cost of Goods Sold          1,542,353   1,480,524    2,811,628    2,532,364

Gross Profit                1,234,993   1,237,216    2,288,978    1,997,999

Cost and Expenses:
 Advertising and Promotion    229,858     185,040      335,063       278,375
 Selling and Administrative   472,153     502,603    1,018,943       934,819
 Interest Expense              15,154      10,596       41,083        27,370

  Total Cost and Expenses     717,165     698,239    1,395,089     1,240,564

Income From Operations        517,828     538,977      893,889       757,435
Interest Income                 6,932        -          10,827          -

Income before provision
 for income taxes             524,760      538,977     904,716       757,435
Provision for Income Taxes    201,000      205,000     341,000       281,000

Net Income                 $  323,760   $  333,977  $  563,716    $  476,435

Net Per Share              $     .09    $    .10    $    .16      $     .14



Earnings per share were calculated based on the weighted average common stock and common stock equivalent outstanding of 3,513,495 shares for the six months and three months ending June 30, 1995 and 3,387,671 shares for the six months and three months ended June 30, 1994. Common stock equivalents consist of options to purchase common stock. All earnings per share have been restated to reflect a 5% stock dividend distributed to shareholders of record as of March 31, 1995.

                            OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR SIX MONTHS ENDED JUNE 30

                                                1995               1994
Cash flow used by operating activities:

  Net Income                                $   563,716    $     476,435

Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:

Depreciation and Amortization                    44,567           38,596
Change in Assets and Liabilities:
  Decrease in Accounts Receivable               558,181          291,274
  Increase in Inventory                    (    467,740)    (     386,656)
 Increase in Prepaid Expenses              (    145,426)    (     118,601)
  Increase  in Accounts Payable
   and Accrued Expenses:                        501,271            61,355

  Net Cash Provided by
      Operating Activities:                   1,054,569           362,403

Cash Flows From Financing Activities:
  Net Borrowings Under Line of Credit      (    235,000)           95,000
  Advances (to) From Affiliates, net       (    161,997)   (      241,387)
  Borrowings (Payment) on Debts, Net       (     84,228)   (      141,854)
  Sale of Stock                                  45,817             3,240

Net Cash Used by Financing Activities:     (    435,408)   (      285,001)

Cash Flows From Investing Activities:
  Purchase Property, Plant, Equipment     (      39,931)  (       106,884)

  Net Cash Used by Financing Activities:  (      39,931)  (       106,884)

  Increase (Decrease) in Cash Prior to
   Effect of Exchange Rate on Cash              579,230   (        29,482)
  Effect of Exchange Rate on Cash        (        7,267)  (           117)

  Net Increase (Decrease) in Cash               571,963   (        29,599)
  Cash at Beginning of Period                   571,411           516,892

  Cash at June 30,                        $   1,143,374   $       487,293

Supplemental Information
  Cash Used for Interest During Period       $   41,300       $    15,375
  Cash Used for Income Taxes During Period   $  210,331       $   187,000

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



                           OCEAN BIO-CHEM, INC.
                             AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


l. The information contained in this Report is unaudited, but reflects all adjustments which are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short term borrowings from a commercial lender. During 1994 the registrant increased its financial commitments from its commercial bank. Currently the Registrant has $1,500,000 available through a one year renewable line of credit. The line was renewed in March of 1995 for a one year period. Management believes that the normal cash flows generated from operations and the line of credit are sufficient to cover the capital requirements of the Registrant in the foreseeable future.

The Registrant is involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such currency risk as a pricing issue.

During the past few years Registrant has introduced various new products to the market. This has required the Registrant to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to the overall operations of Registrant. Registrant believes that all required capital to maintain such increases can continue to be provided from operations and current lending arrangements.


Results of Operations For The Three Month Period April 1-June 30:

Gross Sales   increased approximately $89,000   or 3   % when comparing the
quarter ended June 30, 1995 with the comparable period of the preceding year. Management attributes the lower than expected increase of gross sales due to the inclement weather during the latter part of the second quarter.

Cost of Goods Sold remained constant remained constant as a percentage of sales when comparing the quarter ended June 30, 1995 with the quarter ended June 30, 1994.

Advertising and Promotion expenses increased approximately $ 45,000 or 24 % when comparing the three months ended June 30, 1995 tot he three months ended June 30, 1994. This was primarily the results of special promotions on selected products relating to market penetration.

Selling and Administrative expenses decreased approximately $30,000 or 6% when comparing the quarter ended June 30, 1995 to the comparable period in 1994.
This was not due to any one particular factors.

Interest Expense increased approximately $5,000 or  43%   comparing the quarter
ended June 30, 1995 to the comparable period in 1994. This was primarily due to increased levels of borrowings outstanding and increased interest rates of the registrant's line of credit during this period.





Result of Operations For the Six Month Period January 1 - June 30

Gross Sales   creased  12 % or approximately  $567,000   when comparing the six
month periods of 1995 and 1994. Management attributes the increase to the record sales levels experienced during the first quarter.

Cost of Goods sold increased approximately 1% as a percentage of gross sales when comparing the six months ended June 30, 1995 to the six months ended June
30, 1995.   This was not due to any one particular factor.

Advertising and promotion expenses increased approximately 20% or $57,000 when comparing the six months ended June 30, 1995 to the six months ended June 30, 1994. This was primarily due to the results of special promotions on selected products relating to market penetration expended in the second quarter.

Selling and administrative expenses   increased for the six months ended June
30, 1995 by approximately $ 84,000   or 9 % when compared to the six months
ended June 30, 1994. This was primarily due to the increased selling, mailing and administrative expenses of the first quarter.

Interest expense   increased in 1995 for the six month period by approximately
$14,000 or 52% when compared to the six month period of 1994 reflecting increased levels of borrowings outstanding and increased rates on the Registrants line of credit during this period.










                       PART II:  OTHER INFORMATION


Item l - Legal Proceedings:   See the Registrant's 10K for the year ended
         December 31, 1993

Item 2 - Changes in Securities:  Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:
      On May 16, 1995, at the Registrant's annual meeting, shareholders elected two directors; Peter Dornau and Jeffrey Tieger, 2,074,789 voted for the directors, none voted against. Shareholders also approved Levi, Rattner, Cahlin & Co., P.A., Certified Public Accountants, by a vote of 2,074,128 for and 661 shares against, as the Registrant's auditors for 1995.

Item 5 -    Other Matters:  Not applicable

Item 6 -    Exhibits:  Not applicable

      (A)  Exhibits - Not applicable

      (B)  Reports on Form 8-K - Not Applicable

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCEAN BIO-CHEM, INC.

Date:  8/11/95                        By:
                                       Peter G. Dornau
                                       Chairman of the Board and
                                       Chief Executive Officer


                                   By:
                                        Peter G. Dornau
                                        Chief Financial Officer