Form 10-Q/A
period 1994-09-30
OCEAN BIO CHEM INC
filed 1995-09-05
CIK 350737

R866





                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


                AMMENDMENT TO APPLICATION OR REPORT FILED PURSUANT
     TO SECTION 12, 13, OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                         Commission File No. 2-70197

                           OCEAN BIO-CHEM, INC.
               (Exact name of registrant as specified in its charter)

                Florida                                    59-1564329
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      4041 S. W. 47 Avenue, Ft. Lauderdale, FL                  33314
     (Address of principal executive offices)                 (Zip Code)

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of this quarterly report for the period ended September 30, 1994 as set forth in the pages attached hereto.

                                     INDEX

Item 2  Management's Discussion and Analysis of                Page  2
        Financial Condition and Results of Operations



















                             OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short term borrowings from a commercial lender. Currently the Registrant has available a line of credit for $1,500,000 and a 30 month note for $350,000 that expires in July 1995. The note requires monthly payment of principal plus 1% interest over prime.

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



Pursuant to the requirements of the Securities and exchange Act of 1934, the registrant has duly caused this mendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date September 1, 1995


/s/ PETER DORNAU
Peter Dornau, President













                                     -2-