Form 10-K/A
period 1994-12-31
OCEAN BIO CHEM INC
filed 1995-09-05
CIK 350737

r882amnd


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A



                AMENDMENT TO APPLICATION OR REPORT FILED PURSUANT
     TO SECTION 12, 13, OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1994
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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of this annual report for the period ended December 31, 1994 as set forth in the pages attached hereto.

                                     INDEX

Change 1 - Item 13 Certain Relationships and Related Transactions     Page 2

Change 2 - Item 7. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.               Page 2-3

Change 3 - Item 1 Business                                            Page 3

Change 4 - Item 3 Legal Proceedings                                   Page 3

Change 4 - Note 1 Organization and summary of significant
           accounting policies                                        Page 3-4
            (a) - Income Taxes
            (b) - Trademarks, Tradenames, Patents











Item 13. Certain Relationships and Related Transactions

On April 4, 1988, the Company entered a five year lease with a five year option for approximately 12,000 square feet of office and warehouse facilities in Ft. Lauderdale, Florida from an entity owned by officers of the registrant.
The lease requires a minimum rental of $84,000 with provision for yearly increases based on the Consumer Price Index (base: March 1988=100) and has provision for real estate taxes, operating and maintenance charge pass through. Additionally, the annual rental can increase or decrease 7% annually for every l% increase or decrease in the lessor's commercial bank's rate from a base of 8.5%.

The Registrant has rights to the "Star brite" name and products only for the United States and Canada as a condition to its original public offering. The president of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1994 and 1993 amounts owed to Registrant by the two companies was approximately $302,000 and $128,000, respectively. These amounts have been advanced by the Registrant on open account with requirements of repayment between 5 and 7 years. Advances bear interest at the rate of interest charged to the Registrant on its bank line of credit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-term and long term borrowings from a commercial bank. In April 1994 the registrant increased its financial commitments from its commercial bank. The registrant will have $1,500,000 available to it through a one year renewable line of credit expiring in March of 1995 and $350,000 on a 30 month term loan expiring in July 1995. The 30 month loan was paid on time and was not renewed. The line of credit was renewed on March 1995 for a one year period.

In February 1992, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes." Adoption is required for fiscal year beginning after December 15, 1992. The adoption does not have any material effect on the registrant's liquidity or capital resources. In 1993, none of the Company's revenues were classified as nonrecurring.

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

Fourth Quarter results

For the quarter ended December 31, 1994 and 1993, Gross Margin percentages were 41.1 % and 38.4%. This is primarily due to the product mix during these quarters since the yearly gross profit percentage was 39% for both years.

Item l.  Business

General: The Company was organized on November 13, 1973 under the laws of the State of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles and aircraft under the Star brite name.

The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement. In the event of such infringement, the Registrant would defend its trade name vigorously. The Registrant has two patents which it believes are valuable in limited product lines, but not material to its success or competiveness in general.

Item 3.  Legal Proceedings

The Company is involved in two related lawsuits. On October 5, 1993, the Company sued the Boden Co., d/b/a Adjust-A-Brush in the Circuit Court in Pinellas County, Florida. This action involves the breakup of a business arrangement between the Company's subsidiary, Star brite Distributing, Inc., and the Boden Company. Boden has filed a counter suit. Both sides allege damages in excess of $15,000. Subsequent to the state action, Boden, on August 19, 1994 and Duane H. Newville sued Star brite Distributing, Inc. and Peter Dornau, Sr. in the United States District Court, Middle District of Florida. Star brite has filed a counterclaim in this action. Although the plaintiff alleges $1,000,000 in damages, management believes this is nothing more than a frivolous pleading allegation done for dramatic effect. The Registrant does not believe that the results of this litigation would have a material adverse effect on the future results of operations, and it has not accrued any amounts for loss contingencies in this litigation because of its evaluation of the merits of this case.

(a)
Note 1 - Organization and summary of significant accounting policies

Income taxes - The Company and its subsidiaries file consolidated income tax returns. During February 1992, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." The statement is required to be implemented for fiscal years beginning after December 15, 1992. The application of SFAS 109 caused no material changes on the financial statements.

The Components of income taxes are as follows:

                              Year ended December 31,
                         1994      1993        1992
Current:
     Federal        $ 367,574 $  290,616     $  118,821
     State             62,630     49,111         19,978
      Total         $ 430,204 $  339,727     $  138,799

The reconciliation of income tax expense at the statutory rate to the reported income tax expense is as follows:

                                     Year Ended December 31,
                                    1994      1993        1992

Computed at statutory rate          34.0 %    34.0 %      34.0 %
State tax, net of federal benefit    3.6       3.6         3.6
Other, net                            .6        .2          .1
Effective tax rate                  38.2 %    37.8 %      37.7 %

(b)
Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $ 880,000. The cost of trademarks and trade names is being amortized on a straight-line basis over the prescribed useful life of 40 years. The Registrant has two patents which it believes are valuable in limited product lines, but not material to its success or competiveness in general. There are no capitalized costs for these two patents. The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement.


Pursuant to the requirements of the Securities and exchange Act of 1934, the registrant has duly caused this mendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date September 1, 1995


/s/ PETER DORNAU
Peter Dornau, President