Form 10-Q/A
period 1995-06-30
OCEAN BIO CHEM INC
filed 1995-09-27
CIK 350737

EX27A.WPD


                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q/A

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

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of this quarterly report for the period ended June 30, 1995 as set forth in the pages attached hereto.



PART II       OTHER INFORMATION

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

Item 5 -    Other Matters:  Not applicable

Item 6 -    Exhibits:


              (A) Exhibits -
EX-27 Financial Data Schedule
This schedule contains summary financial information extracted from the second quarter 10Q for the period ended June 30, 1995 and is qualified in its entirety by reference to such financial statements.

               (B)  Reports on Form 8-K - Not Applicable


Pursuant to the Securities and Exchange act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 27, 1995

/s/ Peter Dornau
Peter Dornau, President