Form 10-Q
period 1995-09-30
OCEAN BIO CHEM INC
filed 1995-11-15
CIK 350737

95Q930.wpd





                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995
                         Commission File No. 0-11102

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

   Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X                    NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   $.01 Par Value Common Stock 10,000,000 shares authorized, 3,512,970 issued and outstanding at September 30, 1995.

                         PART I - FINANCIAL INFORMATION
Item l.  Financial Statements
                               OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                    ASSETS
                                                     SEPT. 30,        DEC.31,
                                                        1995           1994

Current Assets:
    Cash                                             $   596,029    $  571,411
    Trade Accounts Receivable Net Of
      Allowances For Doubtful Accounts Of
      $ 33,000 And $ 35,000 At September 30, 1995
      And December 31, 1994 Respectively               1,344,976     1,990,558
    Due From Officers                                    186,390        12,520
    Inventories                                        2,206,199     1,927,646
    Prepaid Expenses                                     231,573       102,967
Total Current Assets                                   4,565,167     4,605,102

Office Equipment And Improvements, Net                   322,323       244,119

Other Assets:
    Trademarks, Trade Names And Patents, Net             472,494       489,738
    Due From Affiliated Companies, Net                   507,354       370,747
    Deposits And Other Assets                             33,464        12,322
Total Other Assets                                     1,013,312       872,807
Total Assets                                          $5,900,802    $5,722,028

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable Trade                           $   412,230   $   536,611
    Notes Payable - Bank                               1,195,000     1,566,667
    Current Portion Of Long-Term Debt                      -            29,570
    Accrued Expenses Payable                             135,831       117,059
Total Current Liabilities                              1,743,061     2,249,907

Long-term Debt, Less Current Portion                      -              7,501

Shareholders' Equity:
    Common Stock                                          35,130        30,448
    Additional Paid-In Capital                         2,650,754     2,016,915
    Retained Earnings                                  1,539,994     1,484,808
    Foreign Currency Translation Adjustment           (  68,137)     (  67,551)
Total Shareholders' Equity                            $4,157,741     $3,464,620
Total Liabilities & Shareholders' Equity              $5,900,802     $5,722,028

                             OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                           FOR THE THREE MONTHS      FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              1995        1994          1995        1994


Gross Sales              $ 1,958,245 $ 2,006,143   $ 7,341,627   $ 6,822,180
Allowances                   132,584     125,401       415,360       411,075

 Net Sales                 1,825,661   1,880,742     6,926,267     6,411,105
 Cost Of Goods Sold        1,183,933   1,076,476     3,995,561     3,608,840

Gross Profit                 641,728     804,266     2,930,706     2,802,265

Cost And Expenses
  Adv. And Promotion         206,912     197,074       541,975       475,449
  Selling And Admin.         506,124     480,627     1,525,067     1,415,446
  Interest Expense            21,143      16,261        62,226        43,631
  Total Expenses             734,179     693,962     2,129,268     1,934,526

Income (Loss) From
  Operations                ( 92,451)    110,304       801,438       867,739
Interest Income                7,624        -           18,451          -

Income (Loss) before provision
   for income taxes        (  84,827)    110,304       819,889       867,739
Provision (Benefit) for
 Income taxes              (  33,000)     46,000       308,000       327,000

Net Income (Loss)         $(  51,827)   $ 64,304     $ 511,889     $ 540,739

Earnings Per Share:
Net Income (Loss)
 Per Share                $(     .01)   $    .02     $     .15     $     .16

Earnings per share for the nine months ended September 30, 1995 and the three months ended September 30, 1995 were calculated on the basis of 3,533,195 weighted average common stock and common stock equivalent outstanding. For the nine and three months ended September 30, 1994, earnings per share were calculated using 3,387,671 weighted average common stock and common stock equivalent outstanding. Common stock equivalents consist of options to purchase common stock. All earnings per share have been adjusted to reflect a 5% stock dividend distributed to shareholders of record as of March 31, 1995.

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

CASH FLOWS PROVIDED BY                            1995                1994
 OPERATING ACTIVITIES:

    Net Income                                 $  511,889        $   540,739
    Adjustment to Reconcile Net Income
    To Net Cash Provided by Operations:
      Depreciation                                 70,870             59,236
    Change in Assets and Liabilities:
      Decrease in Accounts Receivable             471,712            506,446
     Increase in Inventory                      ( 278,553)        (  519,187)
    Increase in Prepaid Expenses                ( 149,748)        (   51,256)
      Decrease in Accounts Payable
      And Accrued Expenses                      ( 120,742)        (  240,335)
     Net Cash Provided by Operating Activities    505,428            295,643

Cash Flows From Financing Activities:
    Net Borrowings Under Line of Credit        (  371,667)       (   200,000)
    Advances to Affiliates                     (  136,607)       (   262,678)
    Repayment of Debt                          (   21,938)       (   124,875)
    Sale of Stock                                 181,818             23,690
      Net Cash Used by Financing Activities    (  348,394)       (   563,863)

Cash Flows From Investing Activities
    Purchase Property, Plant, Equipment         ( 131,830)        (  130,268)
      Net Cash Used by Investing Activities     ( 131,830)        (  130,268)

     Increase (Decrease) in Cash Prior
       to Effect of Exchange Rate on Cash          25,204         (  398,488)
    Effect of Exchange Rate on Cash             (     586)             3,164

    Net Increase (Decrease) in Cash                24,618         (  395,324)
    Cash at Beginning of Period                   571,411            516,892
    Cash at September 30,                      $  596,029          $ 121,568

Supplemental Disclosures of Cash Flow  Information:
Cash Paid During the Year for:
    Interest (Net of Amount capitalized)         $  62,226         $  39,506
    Income taxes                                 $ 314,751         $ 190,771


Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

                             OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this Report is unaudited, but reflects all adjustments which are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The primary sources of the Registrant's liquidity are its operations and short term borrowings froma commercial lender. Currently the Registrant has available a line of credit for $1,500,000 which was renewed in March 1995 for a one year period. Management believes that the normal cash flows generated by operations and such line is sufficient to meet the capital requirements of the registrant for the foreseeable future.

The Registrant is involved in making sales in the Canadian market and as such must deal with currency fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risks as a pricing issue.

During the past few years the Registrant has introduced various new products. This has required the Registrant to increase overall inventory to meet demand. As a result, inventory turnover rates have decreased. The effects of such inventory turnover rates have not been material to the overall operations of the Registrant. Additionally, the Registrant has opened new manufacturing facilities for production of new products. Management is of the opinion that all required capital to maintain such inventory increases can continue to be provided from operations and current lending arrangements.

Results of Operations For The Three Month Period July 1-September 30
Gross sales decreased approximately $48,000 or 2% comparing the quarter ended September 30, 1995 with the comparable period of the preceding year. Management attributes this to the effects of inclement weather experienced during the third quarter.

Cost of Goods Sold increased at approximately 7% as a percentage of gross sales for the quarter ended September 30, 1995 when compared to the 1994 quarter. This was primarily due to the increased proportion of lower margin products sold which was reflected in the product sales mix during this quarter. Management attributes this to seasonal variation.

Advertising and promotion expenses increased approximately $10,000 or 5% comparing the three month period ended September 30, 1995 to 1994. This is due to timing differences.

Selling and administrative expenses increased approximately $25,000 or 5% comparing the quarter ended September 30, 1995 to the comparable period in 1994. This was not attributed to any particular factor.

Interest expense increased approximately $5,000 comparing the quarter ended September 30, 1995 to the comparable period in 1994. This was primarily due to higher interest rates.
                                      5

Results Of Operations For The Nine Month Period January 1-September 30

Gross sales increased approximately $519,000   or 8% comparing the nine month
periods in 1995 and 1994. This is due to the results of the record sales levels experienced in the first quarter.

Cost of goods sold increased approximately 2 % of gross sales when comparing the nine months ended September 30,1995 and 1994. This reflects the variations in the sales mix experienced during the third quarter.

Advertising and promotion expenses increased approximately $66,000 or 14% when comparing the nine months ended September 30, 1995 and 1994. This was due primarily to special promotions on selected products during the second quarter and timing differences.

Selling and administrative expenses increased during 1995 by approximately $110,000 or 8% when compared to 1994. This was primarily due to increased personnel cost, and additions to the sales representatives the Registrant uses in expectations of projected marketing increases.

Interest expense increased in 1995 for the nine month period by approximately $19,000 reflecting increased interest rates for the period.

                         PART II - OTHER INFORMATION



Item 1 - Legal Proceedings: See the Registrant's 10K for the year ended December 31, 1994

Item 2 - Changes in Securities:  Not Applicable

Item 3 - Defaults Upon Senior Securities:  Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not Applicable

Item 5 - Other Information:  Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (A)  Exhibits:  Not Applicable

      (B)  Reports on Form 8-K:  Not Applicable


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

      OCEAN BIO-CHEM, INC.


Date:  11/14/95                       /s/ Peter Dornau
                                      Peter G. Dornau
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer



                                      /s/  Peter Dornau
                                      Peter G. Dornau
                                      Chief Financial Officer