Form 10-K
period 1995-12-31
OCEAN BIO CHEM INC
filed 1996-05-03
CIK 350737

10k1295               SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10K


           /x/ Annual Report Pursuant to Section 13 or 15(d) ofthe
               SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the Fiscal Year Ended December 31, 1995

Commission File 2-70197
                             OCEAN BIO-CHEM, INC.

            (Exact Name of Registrant as specified in its charter)

      Florida                                            59-1564329
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

4041 S. W. 47 Avenue, Fort Lauderdale, Florida                  33314
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (305) 587-6280
Securities registered pursuant to Section 12 (g) of the Act

                    Common Stock, Par Value $.01
                          (Title of Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                             No


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                     $3,925,787 as of February 1, 1996.

      Indicate   the  number  of  shares   outstanding  of  registrant's
common  stock  as  of February 1, 1996.

            3,512,964 shares of Common Stock, par value $.01 per share.

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 1995.

                                    PART 1

Item l.  Business

General: The Company was organized on November 13, 1973 under the laws of the State of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles and aircraft under the Star brite name.

The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement. In the event of such infringement, the Registrant would defend its trade name vigorously. The Registrant has two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general.

PRODUCTS OF THE COMPANY

Set forth is a general description of the products the Company markets.

Marine: The Marine line consists of polishes, cleaners, protectants, waxes of various formulations. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants and antifouling additives.

Recreational Vehicle: The Recreational products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors.

Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

Although the above products are utilized for different types of vehicles and boats, they all constitute one industry segment.

Manufacturing: The Company manufactures and packages its products as well as contracting unrelated companies to package products which are manufactured to the Company's specifications, using the Company's formulas for each product. All raw materials used in manufacturing are readily available. Each external packager enters into a confidentiality agreement with the Company. The
Company has patent protection on some of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. The Company utilizes four manufacturers located in four states, primarily in the northeastern area of the country. The Company believes that the arrangements with the present manufacturers are adequate for its present needs. In the event the arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

On February 27, 1996, the Registrant, through a wholly-owned operating subsidiary, Kinbright, Inc. an Alabama corporation, acquired certain assets of Kinpak, Inc., a Georgia corporation ("Kinpak"), and assumed two (2) leases of land and facilities (the "Leases") leased by Kinpak from the industrial Development Board of the city of Montgomery, Alabama and the Alabama State
Docks Department. The leased premises consist of a manufacturing facility containing approximately 50,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises.

Marketing:   The Company's marine products and recreational products are sold through national retail chains such as Wal-mart and K mart and through specialized marine retailers such as E & B Marine, West Marine and Boat
America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market.
Currently the Company has one customer, Wal-Mart Stores, to which  sales exceed 10% of consolidated revenues. The Company has a good relationship with this customer. However, the loss of this customer could have an
adverse  impact   on   the   Company.  The Company markets its products
through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from public warehouse facilities. As of this date the Company has no significant backlog of orders. The registrant does not give customers the right to return product.
The majority of the Company's products are non-seasonal and are sold throughout the year.

Competition: The Company has two major and a number of smaller regional competitors in the marine marketplace. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. In the opinion of management no one or few competitors holds a dominant market share. Management believes that it can increase market share through its present methods of advertising and distribution.

The recreation vehicle appearance and maintenance market is parallel to the marine. In this market the Company competes with two major and a number of smaller competitors none of which singly or as a few have a dominant market share. Management is of the opinion that it can increase the Company's market share by employing the same methods as in the marine market.


Personnel: The Company employs approximately 28 full time employees at its Ft. Lauderdale office. These employees are engaged in administration, clerical and accounting areas. The Company contracts with approximately 250 independent sales representatives who, along with the management and internal sales staff of the Company, represent the sales staff.

New Product Development: The Company continues to develop specialized products for the marine and recreational trade. The Company believes that current operations are sufficient to meet development expenditures without securing external funding.

                      Financial Information Relating to
                Approximate Domestic and Canadian Total Sales

      Year Ended December 31,
                      1995              1994            1993
United States:
  Northeast        $2,776,000        $2,608,000      $2,274,000
  Southeast         1,115,000           991,000       1,015,000
  Central           3,992,000         4,164,000       3,711,000
  West Coast        1,248,000         1,289,000       1,051,000
                    9,131,000         9,052,000       8,051,000

Canada (US Dollars)   569,000           410,000         275,000

                   $9,700,000        $9,462,000      $8,326,000

Item 2. Properties

The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and held under a lease with an entity owned by officers of the Company which expires April 30, 1998. The lease covers approximately 12,000 square feet of office and warehouse space at an annual rental of approximately
$84,000 including applicable sales taxes and subject to annual increases/
decreases based on the prevailing prime lending rate.   This space has been
leased since 1988.

In November 1994 the Company leased approximately a 10,000 square foot building for manufacturing, warehousing and office space. The agreement calls for a one year rental renewable yearly for five years. The cancellation requires a one year notification. The annual rental is approximately $69,000 which can be increased at each annual lease anniversary for the change in the consumer price index for the Miami area.

The Kinpak facility contains approximately 50,000 square feet of office, plant and warehouse space located on approximately 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant.

Item 3.  Legal Proceedings

The Company is involved in two related lawsuits:

     1. Duane H. Newville and The Boden Co., d/b/a Adjust-A-Brush v. Star brite Distributing,Inc. ("Star brite") and Peter Dornau, Sr. ("Dornau"), pending in the United States District Court, Middle District of Florida was filed in 1994. In this action, Plaintiffs have sued Star brite and Dornau.
     This action arises out of Star brite's use of a product called Extend-A-Brush. Plaintiff seeks injunction relief and damages. Registrant and Dornau have filed a counterclaim for declaratory relief and antitrust violations. Registrant intends to pursue its counterclaim vigorously and to vigorously defend against the claim asserted by Plaintiffs.

     2. Star brite Distributing, Inc. v. The Boden Co., d/b/a Adjust-A-Brush ("Boden"), pending in the Circuit court in and for Pinellas County, Florida was filed in 1993. This action involves the break-up of a business arrangement whereby Star brite was to market adjustable brushes manufactured by Boden, to the marine industry. Star brite has sued
     Boden for damages and injunctive relief. Boden has filed a counterclaim against Star brite and Dornau, seeking damages and injunctive relief. Registrant intends to vigorously pursue its claims and vigorously defend against the asserted counterclaims. This case has been stayed pending the outcome of the related case set forth in paragraph (1) above.

The Registrant does not believe that the results of this litigation would have a material adverse effect on its future results of operations, and it has not accrued any amounts for loss contingencies in this litigation based on its evaluation of the merits thereof.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market For the Registrant's Common Equity and Related Stockholder
Matters

A. The Registrant's Common Stock was sold to the public initially on March 26, 1981. The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 1995 and 1994 is presented below.

Market Range of
Common Stock Bid: 1st Qtr.      2nd Qtr        3rd Qtr.       4th Qtr.

1995  High          $2.88        $4.75          $4.00         $3.88
      Low           $2.50        $2.75          $2.88         $2.50

1994  High          $3.00        $2.88          $2.63         $3.00
      Low           $2.50        $2.25          $2.25         $2.50


The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 600 at December 31, 1995. The aforementioned number was calculated from a list provided by the transfer agent and registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C.  The Registrant has not paid any dividends since it has been organized.

D. The Company has no other dividend policy except as stated in (C) directly above.

Item 6. Selected Financial Data

The following tables set forth selected financial data as of, and for the years ending December 31,

                1995        1994        1993        1992       1991
Income
Statement

Gross Sales  $9,700,193  $9,462,547  $8,326,496  $7,114,873 $6,185,133

Net Sales    $9,042,181  $8,915,154  $7,702,687  $6,524,952 $5,662,716

Net Income   $  540,542  $  694,616  $  558,210  $  229,438 $  380,275
Net Income
per share    $      .16  $      .20  $      .16  $      .07 $      .12


               1995        1994        1993         1992       1991
Balance Sheet

Working
Capital      $2,736,587  $2,355,195  $2,108,696  $1,092,332  $  913,043

Total Assets $6,747,770  $5,722,028  $4,822,530  $4,314,746  $4,393,475

Long Term
Obligation       -       $    7,501  $  118,734  $   64,177  $   91,883

Total
Liabilities  $2,571,765  $2,257,408  $2,059,291  $2,083,180  $2,385,653

Shareholders'
Equity       $4,176,005  $3,464,620  $2,763,239  $2,231,566  $2,007,822

Net income per share for the years prior to 1995 has been restated to reflect a 5% stock dividend given in 1995 and a 5% dividend given in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-terms borrowings from a commercial bank.  In November of 1995 the
Registrant's line of credit commitment was increased from $1.5 million to
$2 million by its commercial bank.  On February 27, 1996 the Registrant obtained an increase to the line of credit for an additional $900,000 for temporary financing of the Registrant's asset purchase from Kinpak, Inc. in
Alabama.   The total borrowings  under such line can aggregate up to
$2,900,000 and are subject to renewal in April 1997. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.5 times. As of year end Registrant was in compliance with all terms.

The Registrant is involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such currency risk as a pricing issue.

During the past few years Registrant has introduced various new products to the marketplace. This has required the Registrant to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to the overall operations of Registrant. Registrant believes that all required capital to maintain such increases can continue to be provided from operations and current lending arrangements.

Fourth Quarter Results:

For the fourth quarter ended December 31, 1995 and 1994, Gross Margin percentages were 37.8% and 34.3%. This is primarily due to the product sales mix during these quarters since the yearly gross profit percentage was approximately 39% for both years.

Result of Operations:

Calendar Year 1995/1994: Sales and earnings varied when comparing the year ended 1995 to 1994 principally due to the factors enumerated below.

Gross Sales - Gross sales increased 2.5% or approximately $238,000 for the year ended 1995 over 1994. This is due to the results of the record sales levels experienced in the first quarter. Marine and RV sales in the U.S. remained relatively even with last year while Canadian sales increased by approximately 39%.

Cost of Good Sold - Cost of goods sold decreased 1.2% or approximately $11,000 as a percentage of gross sales when comparing 1995 to 1994. Management attributes this to a change in the product sales mix.

Advertising and Promotion - Advertising expense increased approximately $121,000 or 17% when comparing 1995 to 1994. This was primarily due to increased expenditures in catalog advertising and television advertising for the year.

Selling, General and Administrative - Selling, general and administrative expenses rose approximately $244,000 or 13.4% when compared to 1994. Such increase was not attributable to any one particular category but consisted of increases in sales representative costs, salaries and general operating expenses.

Interest Expense - Interest expense increased by approximately $31,000 or 47.9% over 1994. The increase was primarily due to increased borrowing levels and increased rates on the Registrant's line of credit.

Calendar Year 1994/1993: Sales and earnings varied when comparing the year ended 1994 to 1993 principally due to the factors enumerated below:



Gross Sales - Gross sales increased approximately $1,136,000 or 13.6% when comparing 1994 to 1993. Marine gross sales increased approximately 11% while recreational vehicle gross sales increased approximately 18%. These increases are attributed to the continued market penetration of the Registrant's products.
Accordingly, Canadian sales increased by approximately 49%.

Cost of goods sold - Cost of goods sold increased 1.7% or nearly $768,000 as a percentage of sales when comparing 1994 with 1993. This increase was principally due to short term excess manufacturing capacity and higher shipping costs.

Advertising and Promotion - Advertising and promotional expenses increased approximately $101,000 or 16.7% when 1994 is compared to 1993. This increase is primarily due to increased customer co-operative advertising as well as increased magazine advertising.

Selling General and Administrative - Selling, general and administrative expenses rose 4.7% when compared to 1993. Such increase was not attributed to any one factor but included increased expenditures in personnel, insurance, repairs and depreciation expense.

Interest Expense - Interest expense increased 7.7% or approximately $4,600 due to increasing interest rates on the line of credit.

Item 8.  Financial Statements and Supplementary Data

See financial statement as set forth in item 14.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

The Registrant dismissed its independent public accounting firm of Levi, Rattner, Cahlin & Co., P.A. which audited the 1994 and 1993 financial statements and replaced it with the independent public accounting firm of Infante, Lago &
Company.

The firm of Levi, Rattner, Cahlin & Company, P.A.'s report on the financial statements of Registrant for the past two (2) years contained no adverse opinion, no disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The change of accountants was recommended and approved by the Board of Directors of Registrant.

There were no disagreements or "reportable events" (as described in Item
304(a)(i)(iv) and (v) of regulation S-K) with the firm of Levi, Rattner, Cahlin
& Co., P.A. during the two most recent fiscal years and any subsequent interim period through the date of such dismissal (September 26, 1995) as to any matter of accounting principles, practices, financial statement disclosure or auditing scope or procedure.

                                   PART III

Item 10.  Executive Officer and Directors of the Registrant

The following tables set forth the names and ages of all elected directors and officers of the Registrant, as of December 31, 1995.

All directors will serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Each officer serves at the pleasure of the board of directors.


There are no arrangements or understandings between any of the officers or directors of the Company and the Company and any other persons pursuant to which any officer or director was or is to be selected as a director or officer.


    NAME                 OFFICE                               AGE


Peter G. Dornau          President and Director                56
                         Since 1973

Jeffrey Tieger           Vice President-Secretary & Director   52
                         Since 1977

Julio DeLeon             Vice President, Finance               44
                         Since 1994


Peter Dornau, a founder of the Company, has been President and a Director since 1973.

Jeffrey Tieger joined the Company in June 1977 as Vice President-Advertising.

Julio DeLeon joined the Company in June 1988 as Corporate Controller. In 1994 the Board of Directors elected Mr. DeLeon to serve as Vice President of Finance.

Item 11. Management Remuneration and Transactions

The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual stockholder's meeting which shall be sent out to stockholders prior to 120 days past the Registrant's year end of December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at December 31, 1995 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title       Name and Address of                   Amount andNature    Percent
 of         Beneficial                            of Beneficial        of
Class       Owner                                 Ownership           Class

Common      Peter G. Dornau, President, Director   2,222,866*         63.3%
            4041 S. W. 47 Avenue
            Ft. Lauderdale, FL 33314

Common      All Directors and officers as a group  2,326,426          66.2%
            2 individuals

Common      First Wilshire                           237,629           6.8%
            Securities Management, Inc.
            727 West Seventh Street
            Los Angeles, CA

*Includes Options to purchase 273,000 shares as follows:

On February 3, 1993 the Company granted Mr. Dornau an option to purchase 100,000 shares of the Company's common stock at $1.38 per share. The option expires
5 years from grant. The option was granted in consideration of Mr. Dornau personally guaranteeing $1,300,000 of bank loans to the Company.
The option exercise price of $1.38 is 100% of the price of the Company's common stock on the date of grant.

On April 13, 1994 the Company granted Mr. Dornau a five year option for 150,000 shares at a price of $2.25 representing 100% of the price at the time of grant in consideration of his personally guaranteeing the Company's $1,500,000 loan from its commercial bank.

Pursuant to the Company's various stock option plans Mr. Dornau may exercise 23,000 shares within 60 days of the issuance of the Registrant's financial statements.

Item 13. Certain Relationships and Related Transactions

On April 4, 1988, the Company entered a five year lease with a five year option for approximately 12,000 square feet of office and warehouse facilities in Ft. Lauderdale, Florida from an entity owned by officers of the Registrant. The lease requires a minimum rental of $84,000 with provision for yearly increases based on the Consumer Price Index (base: March 1988=100) and has provision for real estate taxes, operating and maintenance charge pass through. Additionally, the annual rental can increase or decrease 7% annually for every 1% increase or decrease in the lessor's commercial bank's rate from a base of 8.5%.

The Registrant has rights to the "Star brite" name and products only for the United States and Canada as a condition to its original public offering. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1995 and 1994 amounts owed to Registrant by the two companies was approximately $547,000 and $302,000, respectively. These amounts have been advanced by the Registran on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant on its bank line of credit.

A subsidiary of the Registrant currently uses the services of an entity which is owned by the President of the Registrant to conduct product research and development. The entity received $30,000 per year for the years 1995, 1994 and 1993 under such relationship.

Item 14.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report.

 (A)  Consolidated Financial Statements.

  (i)   Consolidated Balance Sheets, December 31, 1995 and 1994.

  (ii) Consolidated Statements of Income for each of the three years ended December 31, 1995, 1994, and 1993.

  (iii) Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1995, 1994, and 1993.

  (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995, 1994 and 1993.


  (v)   Notes to Consolidated Financial Statements.

  (vi) Schedules for each of the three years Ended December 31, 1995, 1994 and 1993.

        (a) All other schedules are omitted because either they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

 (B)  Exhibits

      (3) Articles of Incorporation and by-laws are incorporated by reference to the Company's Registration statement on Form S-18 filed on March 26, 1981.

     (16.1) Letter re: change in certifying accountant incorporated by reference as filed with form 8-K dated September 26,1995.

      (22)  Subsidiaries of the Registrant.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCEAN BIO-CHEM, INC.
                                     Registrant


                                     By: /S/ PETER G. DORNAU

                                         PETER G. DORNAU
                                         Chairman of the Board ofDirectors
                                         and Chief Executive Officer

                                         March 28, 1996


                                      By:/S/ PETER G. DORNAU
                                         PETER G. DORNAU
                                         Chief Financial Officer

                                         March 28, 1996

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        By:/S/ JEFFREY TIEGER
                                           JEFFREY TIEGER
                                           Director

                                           March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant wil produce an annual report and proxy for its yearly security-holders meeting. Copies of such shall be sent to the SEC pursuant to current requirements.

                               EXHIBIT (See 22)


The following is a list of the Registrant's subsidiaries:

      Name                                        Ownership %

Star brite Distributing, Inc.                         100
Star brite Distributing Canada, Inc.                  100
D & S Advertising Services, Inc.                      100
Star brite Sta-Put, Inc.                              100
Star brite Service Centers, Inc.                      100
Star brite Marine, Inc.                               100


                     OCEAN BIO-CHEM INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                                                          Page

Accountants' report                                        1-2

Consolidated balance sheets                                  3

Consolidated statements of income                            4

Consolidated statement of shareholders' equity               5

Consolidated statements of cash flow                         6

Notes to financial statements                             7-12


                          INFANTE, LAGO & COMPANY
ILC                       CERTIFIED PUBLIC ACCOUNTANTS
A. ROGER INFANTE, C.P.A.                         Biscayne Centre Suite 288
JESUS A. LAGO, JR., C.P.A.                       11900 Biscayne Boulevard
                                                 North Miami, Florida 33181
                                                 Telephone [305] 893-4341
                                                 Fax [305] 893-4507




                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors
Ocean Bio-Chem, Inc.

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. ("The Company") and its subsidiaries as of December 31, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the year in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the years ended December 31, 1994 and 1993 were audited by other auditors whose report dated February 22, 1995, expressed an unqualified opinion on those statement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its subsidiaries as of December 31, 1995 and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




/S/ INFANTE, LAGO & COMPANY


May 11, 1996

                       LEVI, RATTNER, CAHLIN & CO.
                      Certified Public Accountants

Allen S. Levi, C.P.A.                              Members of:
Stephen J. Rattner, C.P.A                          American Institute of
Richard A. Cahlin, C.P.A.                          Certified Public Accountants
                                                   Florida Institute of
                                                   Certified Public Accountants



Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Ocean Bio-Chem, Inc. and Subsidiaries
Fort Lauderdale, FL 33314

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/S/ LEVI, RATTNER, CAHLIN & CO.

Miami, Florida
February 22, 1995













    Dade (304) 937-2272   Broward (305) 921-2272   Fax (305) 937-4721
    20590 W. Dixie Highway   North Miami Beach, Florida 33180-1129


                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994

                                                    1995           1994
          ASSETS

Current assets:
 Cash                                           $   997,309     $  571,411
 Trade accounts receivable net of allowance for
  doubtful accounts of approximately $48,000
  and $35,000, respectively (Note 3)              2,006,418      1,990,558
 Inventories (Note 3)                             2,038,750      1,927,646
 Due from Officers                                  154,420         12,520
 Prepaid expenses and other current assets          111,455        102,967
   Total current assets                           5,308,352      4,605,102

Office equipment and furnishings , net (Note 2)     321,475        244,119
Other assets:
 Trademarks, trade names, and patents, net
  of accumulated amortization                       466,746        489,738
 Due from affiliated companies, net (Note 7)        632,379        370,747
 Deposits and other assets                           18,818         12,322
   Total other assets                             1,117,943        872,807
       Total Assets                              $6,747,770     $5,722,028

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable trade                          $  485,105     $  536,611
 Note payable  bank (Note 3)                      1,990,000      1,566,667
 Current portion of long-term debt (Note 4)           7,592         29,570
 Accrued expenses payable (Note 5)                   89,068        117,059
   Total current liabilities                      2,571,765      2,249,907

Long-term debt less current portion (Note 4)          -              7,501

Commitments and contingencies (Notes 5, 8, 9 and 10)

Shareholders' equity (Note 10):
 Common stock - $.01 par value, 10,000,000 shares
  authorized, 3,512,964 and 3,044,812 shares
  issued and outstanding at December 31, 1995
  and 1994 respectively                              35,130         30,448
 Additional paid-in capital                       2,650,754      2,016,915
 Foreign currency translation adjustment     (       78,525)  (     67,551)
 Retained Earnings                                1,568,646      1,484,808
   Total shareholders' equity                     4,176,005      3,464,620
     Total Liabilities and Shareholders Equity   $6,747,770     $5,722,028

The accompanying notes are an integral part of these financial statements.


                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

                                1995           1994           1993

Gross sales                  $9,700,193     $9,462,547    $8,326,496

Less returns and allowances     658,012        547,393       623,809

Net sales                     9,042,181      8,915,154     7,702,687

Cost of goods sold            5,218,566      5,207,675     4,439,883

Gross profit                  3,823,615      3,707,479     3,262,804

Operating expenses:
Advertising and promotion       828,302        707,543       606,313
Selling and administrative    2,060,409      1,816,196     1,735,011
Interest (Notes 3 and 4)         95,280         64,423        59,821
  Total Operating Expenses    2,983,991      2,588,162     2,401,145

Operating profit                839,624      1,119,317       861,659

Interest income                  26,755          5,503        36,278

Income before provision
for income taxes                866,379      1,124,820       897,937

Provision for income taxes      325,837        430,204       339,727


Net income                 $    540,542     $  694,616     $ 558,210

Net earnings per common
 and  common equivalent
 share, diluted            $        .16     $      .20     $     .16

Net income per share for the years prior to 1995 has been restated to reflect a 5% stock dividend distributed on April 15, 1995.





The accompanying notes are an integral part of these financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1995, 1994, and 1993


                                                    Foreign
                              Additional            currency
            Common Stock      paid-in     Retained  translation
 Balances   Shares   Amount   capital     Earnings  adjustments   Total

January  2,824,841  $28,248 $1,648,270  $  568,098  ($   13,050) $2,231,566
 1,1993

Net
Income                                     558,210                  558,210

Foreign
currency
translation
adjustment                                            (   26,537) (   26,537)

December
31,1993 2,824,841  $28,248   $1,648,270 $1,126,308    ($  39,587) $2,763,239

Net
Income                                     694,616                   694,616

Stock
Dividend  141,821   1,418      334,698  (  336,116)                      -

Stock
Issue      78,150     782       33,947                                34,729

Foreign
currency
translation
adjustment                                            (   27,964)(    27,964)

December
 31,1994 3,044,812 $30,448   $2,016,915  $1,484,808  ($   67,551) $3,464,620

Net
Income                                      540,542                  540,542

Stock
Dividend   152,122   1,521      454,839  (  456,704)               (     344)

Stock
Issue      316,030   3,161      179,000                               182,161

Foreign
currency
translation
adjustment                                             (  10,974)  (   10,974)

December
 31,1995 3,512,964 $35,130   $2,650,754   $1,568,646   ($ 78,525)  $4,176,005

The accompanying notes are an integral part of these financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                           1995           1994        1993
Cash flows from operating activities
 Net income                             $  540,542   $   694,616 $   558,210
Adjustments to reconcile net income
 to net cash (used) provided by
 operations:
   Depreciation and amortization            97,376        83,802      45,449
Change in assets and liabilities:
   Increase in accounts receivable    (     15,860) (    113,279)(    39,529)
   Increase in inventory              (    111,104) (    312,285)(   543,265)
   (Increase) decrease in
    prepaid expense                   (    156,884) (     33,019)     71,326
   Increase (decrease) in accounts
    payable and accrued expenses       (    79,497)  (   190,048)     25,276

    Net cash provided by operating
      activities:                          274,573        129,786    117,467

Cash flows from financing activities:
 Net borrowings under line of credit       423,333        636,667 (  242,854)
 Principal payments under capital
  lease obligation, net                                           (    3,624)
Advances to affiliates, net            (   261,632)  (   316,896)    416,116
 Payments on debt                      (    29,479)  (   248,502)    197,314
 Issuance of common stock                  181,817        34,730          -
     Net cash provided
      by financing activities:             314,039       105,999     366,952

Cash flows from investing activities:
 Purchase of property, plant and equip.(   151,740)  (   153,302) (   58,256)

     Net cash used by investing
       activities:                     (   151,740)  (   153,302) (   58,256)

Increase in cash prior to
 effect of exchange rate on cash           436,872         82,483     426,163
Effect of exchange rate on cash        (    10,974) (     27,964) (    26,537)

Net increase in cash                       425,898         54,519     399,626
Cash at beginning of year                  571,411        516,892     117,266
Cash at end of year                    $   997,309   $    571,411 $   516,892
Supplemental Information
 Cash used for interest during period  $    90,029   $     59,257 $    42,307
 Cash used for income taxes
   during period                       $   399,096   $    363,320 $    172,699

The Company had no cash equivalents at December 31, 1995, 1994 and 1993.

The accompanying notes are an integral part of these financial statements.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

Note 1 - Organization and summary of significant accounting policies:

         Organization - The Company was organized during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products to the recreational vehicle and marine aftermarkets. On October 11, 1984, the Board of Directors approved a change in the corporate name to Ocean Bio-Chem,Inc.,(the parent corporation) from the former name Star Brite Corporation.

         Principles of consolidation - The consolidated financialstatements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Inventories - Inventories are primarily composed of finished goods and is stated at the lower of cost, using the first-in, first-out method, or market.

        Prepaid advertising and promotion - During the years ended December 31, 1995 and 1994, the Company introduced several new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 1995 and 1994, the accumulated cost of materials on hand and other deferred promotional costs that will be charged against subsequent years operations amounted to $23,396 and $29,528, respectively.

        Office equipment and furnishings - Office equipment and furnishings are stated at cost. Depreciation is provided over thee stimated useful lives of the related assets. In 1993 the Company changed its depreciation policy to the straight line method over the accelerated methods previously used. The effect of such change has not been provided on the financial statements since they are not significant. Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $74,384, $58,683 and $22,547 respectively.

        Property and Plant - On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc., a subsidiary of Kinark, Inc. The assets consist of a plant facility of approximately 50,000 square feet on approximately 20 acres in Montgomery, Alabama. The facility has filling and blow-molding capacity. The cost of the facility was $1,850,000 including an assumption of debt of $990,000.

        Income taxes - The Company and its subsidiaries file consolidated income tax returns. During February 1992, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." The statement is required to be implemented for fiscal years beginning after December 15, 1992. The application of SFAS 109 caused no material changes on the financial statements. There are no significant temporary differences.

The Components of income taxes are as follows:
                 Year ended December 31,

                            1995       1994      1993
     Current:
           Federal         $278,461  $367,574  $290,616
         State               47,376    62,630    49,111
         Total             $325,837  $430,204  $339,727

The reconciliation of income tax expense at the statutory rate to the reported income tax expense is as follows:

                                   Year Ended December 31,

                                        1995     1994    1993

    Computed at statutory rate          34.0%    34.0%   34.0%
    State tax, net of federal benefit    3.6      3.6     3.6
    Other, net                            -        .6      .2
    Effective tax rate                  37.6%    38.2%   37.8%


    Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of trademarks and trade names is being amortized on a straight-line basis over the prescribed useful life of 40 years. The Registrant has two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs for these two patents. The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement.

    Earnings per share - Earnings per share for the year ended December 31, 1995, 1994, and 1993 were calculated on the basis of 3,476,473, 3,278,241, and 3,240,378 weighted average common stock and common stock equivalent outstanding, respectively. The common stock equivalent consists of options to purchase common stock. The weighted average shares outstanding for the year ended 1994 and 1993 have been restated to reflect a 5% stock dividend given in 1995 and a 5% stock dividend given in 1994.

    Translation of Canadian currency - The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in net earnings for the period. Fluctuations arising from inter-company transactions that are of a long term in nature are accumulated as cumulative translation adjustments.

    Reclassifications - Certain financial statement items for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

Note 2 - Office equipment and furnishings:

    The Company's office equipment and furnishings consisted of the following:


               December 31,
                                               1995        1994


    Manufacturing and warehouse equipment  $  211,821   $ 118,408
    Office equipment and furniture            356,532     325,689
    Leasehold improvements                     58,750      54,268
                                              627,103     498,365
    Accumulated depreciation                  305,628     254,246
                                           $  321,475   $ 244,119


Note 3 - Note payable, bank:

    In November 1995, the Registrant obtained an increase in its line of credit from its commercial bank from $1.5 million to $2 million. In February 1996 the Registrant received an additional increase of $900,000 to the line for the purpose of short term financing of the Alabama property. The line of credit was extended to April 1997. Under the new agreement, Registrant is required to maintain a minimum working capital of $1.5 million, debt to tangible net worth of 2.0 to 1.0 and debt coverage of 1.5 times. The line is secured by the Registrant's inventory and accounts receivable.


Note 4 - Long-term debt:

    The Registrant had no long term debt as of December 31, 1995.

Note 5 - Income taxes:

    Accrued state and federal income taxes were approximately $3,000 and $67,000 in 1995 and 1994, respectively.

Note 6 - Litigation

    1. The Company is involved in two related lawsuits. Duane H. Newville and The Boden Co., d/b/a Adjust-A-Brush v. Star brite Distributing, Inc. ("Star brite") and Peter Dornau, Sr. ("Dornau"), pending in the United States
    District Court, Middle District of Florida was filed in 1994. In this action, Plaintiffs have sued Star brite and Dornau. This action arises out of Star brite's use of a product called Extend-A-Brush. Plaintiff seeks injunction relief and damages. Registrant and Dornau have filed a counterclaim for declaratory relief and antitrust violations. Registrant intends to pursue its counterclaim vigorously and to vigorously defend against the claim asserted by Plaintiffs. Plaintiffs have alleged damages in amounts which the Company believes are totally hypothetical and has submitted testimonies which would indicate a maximum exposure to the Company if the plaintiff prevailed, of $300,000. The Company doesnot believe plaintiff will prevail.

                     OCEAN BIO CHEM, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


   2.  Star brite Distributing, Inc. v. The Boden Co., d/b/a Adjust-A-Brush
   ("Boden"), pending in the Circuit court in and for Pinellas County, Florida was filed in 1993. This action involves the break-up of a business arrangement whereby Star brite was to market adjustable brushes manufactured by Boden, to the marine industry. Star brite has sued Boden for damages and injunctive relief. Boden has filed a counterclaim against Star brite and Dornau, seeking damages and injunctive relief. Registrant intends to vigorously pursue its claims and vigorously defend against the asserted counterclaims. This case has been stayed pending the outcome of the related case set forth in paragraph (1) above.

The Registrant does not believe that the results of this litigation would have a material adverse effect on its future results of operations, and it has not accrued any amounts for loss contingencies in this litigation based on its evaluation of the merits thereof.


Note 7 - Related party transactions:

   At December 31, 1995 and 1994, the Company had amounts due from affiliated companies aggregating $547,000 and $302,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Registrant's products in Europe, Asia and South
   America. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant in its bank line of credit.

Note 8 - Commitments:

   On April 4, 1988, the Company entered a five year lease with a five year renewal option for approximately 12,000 square feet of office and warehouse facilities in Ft. Lauderdale, Florida from an entity owned by officers of the Company. The lease provides for a yearly increase based on the Consumer
   Price Index (base: March 1988=100) and has provision for real estate taxes, operating and maintenance charge pass through. Additionally, the annual rental can increase or decrease 7% annually for every l% increase or decrease in the lessor's commercial bank's rate from a base of 8.5%. Such decrease provision will not cause the minimal annual rental to fall below $84,000.

   In November 1994 the Company leased an approximately 10,000 square foot building for manufacturing, warehousing and office space. The agreement calls for a one year rental renewable yearly for five years. The cancellation requires a one year notification. The annual rental is approximately $69,000 which can be increased at each annual lease anniversary for the change in the consumer price index for the Miami area.





The following is a schedule by years of minimum future rentals on the noncancellable operating lease as of December 31, 1995:


                    1996         153,000
                    1997         153,000
                    1998          90,000
                    1999          69,000
                    Thereafter      -
                              $  465,000

Note 9 - Licensing agreement:

    During 1984, the Company entered into a licensing agreement for an indefinite period whereby the Company will market a marine anti-fouling product. Such agreement requires the Company to pay the licensor a royalty equal to the greater of 7% of net sales plus 3% of net sales to fund future research and development costs of the covered product or a minimum of $20,000 per year. During 1993 this arrangement was modified calling for an $8,000 per year minimum. For the years ended December 31, 1995 and 1994 the Company paid $8,000 per year and $20,000 in 1993 pursuant to such agreement.

Note 10 - Stock options/warrants:

    During 1991 the Company adopted a non-qualified employee stock option plan covering 200,000 shares of common stock. The following schedule shows the status of outstanding options under the plan.


    Options Outstanding       Option Price             Expiration Date

      74,000                    $1.37                   December  3, 1997
     110,000                    $2.25-2.48              November 28, 1998


    During 1992 the Company adopted an incentive stock option plan covering 200,000 shares of common stock. The following schedule shows the status of outstanding options under this plan.


    Options Outstanding         Option Price           Expiration Date

      10,000                       $2.25                November 28, 1998

    In 1994 the Company adopted a non-qualified employee stock option plan covering 400,000 shares of common stock. The following schedule shows the status of outstanding options under the plan.


    Options Outstanding          Option Price          Expiration Date

      92,000                       $2.00                  January 23, 2000
      97,000                       $2.00                  January 30, 2001

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1995, 1994, and 1993


      On February 3, 1993 the Company granted the President an option to purchase 100,000 shares of the Company's common stock at $1.38 per share. The option expires in 5 years. The option exercise price is 100% of the price of the Company's common stock on the date of the grant. The options were granted to Mr. Dornau in connection with his guarantee of the Company's loan from its commercial bank.

      On April 13, 1994 the Company granted Mr. Dornau an option to purchase 150,000 shares of the Company's common stock at $2.25 per share. The option expires in 5 years The option exercise price is 100% of the price of the Company's common stock on the date of the grant. The options were granted to Mr. Dornau in connection with the guarantee of the Company's current loan from its commercial bank.

Note 11 - Major Customers

     The Company has one major customer, Wal-mart. Sales to this customer represent approximately 20% of revenues. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company.