Form 10-Q
period 1996-03-30
OCEAN BIO CHEM INC
filed 1996-05-15
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


         [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

      $.01 Par Value Common Stock, 10,000,000 shares authorized.
      3,512,964 issued and outstanding at March 31, 1996.

                        PART I - Financial Information

 Item l.  Financial Statement

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  MARCH 31,        DEC. 31,
                                                   1996             1995

Current Assets:
 Cash                                             $   88,968       $  997,309
 Trade accounts receivable net of allowance
    for doubtful accounts of $43,429 at March 31,
    1996 and $48,000 at December 31, 1995.         2,054,328        2,006,418
 Due from Officers                                   151,120          154,420
 Inventories                                       2,451,060        2,038,750
 Prepaid Expenses                                    105,315          111,455
      Total Current Assets                         4,850,791        5,308,352

Property, Plant and Equipment, Net                 2,191,622          321,475

Other Assets:
 Trademarks, trade names and patents, net            460,998          466,746
 Due from Affiliated Companies, Net                  642,770          632,379
 Deposits and other assets                            25,080           18,818
    Total Other Assets                             1,128,848        1,117,943
       Total Assets                               $8,171,261       $6,747,770

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                         $  967,404       $  485,105
 Notes payable - bank                              1,820,000        1,990,000
 Current portion of long term debt                   220,000            7,592
 Other Accrued Liabilities                            89,362           89,068
       Total Current Liabilities                   3,096,766        2,571,765

Long term debt, less current portion                 770,000             -

Shareholders' Equity:
Common Stock - $.01 par value, 10,000,000
Shares authorized, 3,512,964 shares issued
     and outstanding                                  35,130         35,130
   Additional paid-in capital                      2,650,754       2,650,754
   Foreign Currency Translation Adjustment      (     44,852)   (     78,525)
   Retained Earnings                               1,663,463       1,568,646
      Total Shareholders' Equity                   4,304,495       4,176,005
        Total Liabilities & Shareholders' Equity  $8,171,261      $6,747,770

                             OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                       FOR THREE MONTHS ENDED MARCH 31


                                            1996             1995

Gross Sales                               $2,487,611      $2,474,411

Allowances                                   132,969         151,151

Net Sales                                  2,354,642       2,323,260

Cost of goods sold                         1,494,105       1,269,275

Gross Profit                                 860,537       1,053,985

Cost and expenses:
    Advertising and promotion                 81,270         105,205
    Selling and administrative               606,256         546,790
    Interest expense                          41,370          25,929

       Total Cost and Expenses               728,896         677,924

Operating Income                             131,641         376,061

Interest Income                                3,176           3,895

Income before provision for income taxes     134,817         379,956

Provision for Income taxes                    40,000         140,000

Net Income                               $    94,817     $   239,956

Net earnings per common and common
  equivalent share, diluted              $       .03     $       .07


Earnings per share were calculated on the basis of 3,645,925 and 3,563,151 shares of common stock and common stock equivalent outstanding for the quarters ended March 31, 1996 and 1995, respectively. Common stock equivalents consist of options to purchase common stock. The 1995 earnings per share have been adjusted to reflect the 1995 stock dividend.

                            OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THREE MONTHS ENDED MARCH 31


                                                  1996           1995

Cash flow used by operating activities:

  Net Income                                 $     94,817     $   239,955

Adjustments to reconcile net income
  to net cash provided by operations:
Depreciation and amortization                      29,326          21,664
Change in assets and liabilities:
  (Increase) decrease in accounts receivable (     47,910)        234,832
  Increase in inventory                      (    412,310)   (    148,374)
  (Increase) decrease in prepaid expenses           3,178    (     71,518)
  Increase in accounts payable and
   accrued expenses:                              482,594         418,060

  Net cash provided by operating activities:      149,695         694,619

Cash used by financing activities:
  Net payments under line of credit          (    170,000)   (    850,000)
  Advances to affiliates                     (     10,391)   (     42,095)
   Short term borrowings, net                     212,408    (      7,132)
 Long term borrowings, net                        770,000            -

Net cash provided (used)
 by financing activities:                         802,017    (    899,227)

Cash used by investing activities:
  Purchase property, plant, equipment        (  1,893,726)   (      4,324)

 Net cash used by investing activities:      (  1,893,726)   (      4,324)

Decrease in cash prior to effect of
   exchange rate on cash                     (    942,014)   (    208,932)
Effect of exchange rate on cash                    33,673    (      1,686)

Decrease in cash                            (     908,341)   (    210,618)
Cash at beginning of period                       997,309         571,411

Cash at end of period                        $     88,968     $   360,793

Supplemental Information
  Cash used for interest during period       $     34,758    $     25,061
  Cash used for income taxes during period   $       -       $     73,651


The company had no cash equivalents at March 31, 1996 and 1995.

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

Certain financial statement items for the quarter ended March 31, 1995 have been reclassified to conform to the 1996 presentation.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are cash flow from operations and short-term borrowing from a commercial bank. The Registrant has available a $2,900,000 line of credit of which $900,000 has been allocated to purchase the of assets of Kinpak, Inc., a Georgia corporation, which were acquired on February 27, 1996 (the "Acquisition"). In addition to the allocated amount, the Registrant assumed $990,000 of industrial revenue bonds in connection with the acquisition. The line of credit is subject to renewal in April 1997.

The Registrant is involved in making sales in the Canadian market and accordingly must deal with fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

Results of Operations:

Gross Sales increased approximately $13,000 for the quarter ended March 31, 1996 when compared to the same quarter of the preceding year.

Cost of Goods Sold increased as a percentage of gross sales when comparing the quarter ended March 31, 1996 with the comparable quarter in 1995. The percentages were 60% and 51.3% for the quarters ended 1996 and 1995, respectively. This was primarily due to a shift in the product sales mix to lower sales of higher margin products.

Selling and Administrative expenses increased approximately $59,000 when comparing the quarter ended March 31, 1996 with March 31, 1995. This was primarily due to higher legal fees incurred.

Advertising and Promotion decreased approximately $24,000 comparing the three months ended March 31, 1996 with the same period in 1995. This is due to timing differences.

Interest Expense increased when comparing the March 31, 1996 quarter to the corresponding quarter in 1995 by approximately $15,000 due to higher loan balances outstanding on the line of credit and interest on the industrial revenue bonds assumed in connection with the acquisition.








PART II - Other Information

Item l - Legal Proceedings:  Not applicable.

Item 2 - Changes in Securities:  Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not
              applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         (A)  Exhibits:  Not Applicable

         (B)  Registrant filed an 8K on March 12, 1996 relating to Item 2 and
              Item 7


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OCEAN BIO-CHEM, INC.


Date:  March 15, 1996                          By:
                                               /S/ Peter G. Dornau
                                               Chairman of the Board and
                                               Chief Executive Officer



                                               By:
                                               /S/ Peter G. Dornau
                                                Chief Financial Officer