Form 10-Q
period 1996-06-30
OCEAN BIO CHEM INC
filed 1996-08-13
CIK 350737

10Q696




                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


         [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996
                       Commission File No. 2-70197


                           OCEAN BIO-CHEM, INC.
          (Exact name of registrant as specified in its charter)


         Florida                                         59-1564329
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                          Identification No.)


Registrant's telephone number, including area code - 954-587-6280

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

      $.01 Par Value Common Stock, 10,000,000 shares authorized.
       3,517,169 issued and outstanding at June 30, 1996.

                        PART I - Financial Information
 Item l.  Financial Statement
                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                                JUNE 30,        DEC. 31,
                                                  1996            1995

Current Assets:
Cash                                            $ 157,031     $  997,309
Trade Accounts Receivable Net of Allowances for
  Doubtful Accounts of approximately $ 42,000
  and  $ 48,000  at June 30, 1995 and
  December 31, 1994,  Respectively              2,140,040      2,006,418
Due from officers                                 157,880        154,420
Inventories                                     2,702,915      2,038,750
Prepaid Expenses                                  230,185        111,455
Total Current Assets                            5,388,050      5,308,352

Office Equipment and Furnishings, Net           2,166,214        321,475

Other Assets
   Trademarks, Trade Names and Patents, Net       455,250        466,746
   Deposits and Other Assets                       11,411         18,818
   Due From Affiliated Companies, Net             649,000        632,379
Total Other Assets                              1,115,661      1,117,943

   Total Assets                              $  8,669,926   $  6,747,770

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable - Trade                    $  777,756  $     485,105
   Notes Payable - Bank                         2,230,000      1,990,000
   Current Portion of Long-Term Debt              220,000          7,592
   Accrued Expenses Payable                       129,030         89,068
Total Current Liabilities                       3,356,786      2,571,765

Long-term Debt, Less Current Portion              770,000           -

Shareholders' Equity:
   Common Stock                                    36,928         35,130
   Additional Paid-in Capital                   3,161,429      2,650,754
   Retained Earnings                            1,430,863      1,568,646
   Foreign Currency Translation Adjustment   (     86,080) (      78,525)
   Total Shareholders' Equity                   4,543,140      4,176,005

   Total Liabilities & Shareholders' Equity   $ 8,669,926    $ 6,747,770

                             OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                ENDED JUNE 30,          ENDED JUNE 30,
                               1996         1995      1996         1995

Gross Sales                 $3,815,253  $2,908,971 $6,302,864   $5,383,382
Allowances                      99,177     131,625    232,146      282,776

Net Sales                    3,716,076   2,777,346  6,070,718    5,100,606
Cost of Goods Sold           2,485,667   1,542,353  3,979,772    2,811,628
Gross Profit                 1,230,409   1,234,993  2,090,946    2,288,978

Cost and Expenses:
 Advertising and Promotion     176,282     229,858    257,552      335,063
 Selling and Administrative    537,434     472,153  1,143,690    1,018,943
 Interest Expense               62,644      15,154    104,014       41,083

   Total Cost and Expenses     776,360     717,165  1,505,256    1,395,089

Income From Operations         454,049     517,828    585,690      893,889
Interest Income                    655       6,932      3,831       10,827

Income Before Income Taxes     454,704     524,760    589,521      904,716
Provision for Income Taxes     182,000     201,000    222,000      341,000

Net Income                 $   272,704  $  323,760  $ 367,521   $  563,716

Net Per Share              $       .07  $      .09  $     .10   $      .16


Earnings per share were calculated based on the weighted average common stock and common stock equivalent outstanding of 3,802,911 shares for the six months
and three months ending June 30, 1996 and   3,513,495  shares for the six months
and three months ended June 30, 1995. Common stock equivalents consist of options to purchase common stock. All earnings per share have been restated to reflect a 5% stock dividend distributed to shareholders of record as of May 1, 1996.

                            OCEAN BIO-CHEM, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THREE MONTHS ENDED JUNE 30
                                 (Unaudited)
                                               1996          1995
Cash flow used by operating activities:

  Net Income                              $  367,521    $   563,716

Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:

Depreciation and Amortization                 87,628         44,567
Change in Assets and Liabilities:
  (Increase) decrease in
    Accounts Receivable                    ( 133,622)       558,181
  Increase in Inventory                    ( 664,165)   (   467,740)
  Increase in Prepaid Expenses             ( 114,784)   (   145,426)
  Increase  in Accounts Payable
   and Accrued Expenses:                     338,082        501,271

 Net Cash (Used) Provided by
   Operating Activities:                   ( 119,340)     1,054,569

Cash Flows From Financing Activities:
  Net Borrowings Under Line of Credit        240,000    (   235,000)
  Advances (to) From Affiliates            (  16,621)   (   161,997)
  Borrowings (Payment) on Debts, Net         976,939         84,228
  Sale of Stock                                7,169         45,817

Net Cash Provided (Used) by
  Financing Activities:                    1,207,487    (   435,408)

Cash Flows From Investing Activities:
  Purchase Property, Plant, Equipment    ( 1,920,870)   (    39,931)

  Net Cash Used by Financing Activities: ( 1,920,870)   (    39,931)

  Decrease in Cash Prior to
   Effect of Exchange Rate on Cash       (   832,723)   (   579,230)
  Effect of Exchange Rate on Cash        (     7,555)   (     7,267)

  Net Decrease in Cash                   (   840,278)   (   571,963)
  Cash at Beginning of Period                997,309        571,411

  Cash at June 30,                      $    157,031  $   1,143,374

Supplemental Information
  Cash Used for Interest During Period     $  80,350  $      41,300
  Cash Used for Income Taxes During Period $ 194,000  $     210,331

The company had no cash equivalents at June 30, 1996 and 1995.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and a line
of credit from a commercial bank  to a limit of $2 million.   On February 27,
1996 the Registrant obtained an increase to the line of credit for an additional $900,000 for temporary financing of the Registrant's asset purchase from Kinpak,
Inc. in Alabama.   The total borrowings  under such line can aggregate up to
$2,900,000 and is subject to renewal in April 1997. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.5 times. As of year end Registrant was in compliance with all terms.

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



Results of Operations For The Three Month Period April 1-June 30:

Gross Sales  increased approximately $ 906,000   or  31% when comparing the
quarter ended June 30, 1996 with the comparable period of the preceding year. Management attributes the increase to the introduction of new products and the filling operation of the Alabama Plant.

Cost of Goods Sold   increased approximately 11% as a percentage of gross sales when comparing the quarter ended June 30, 1996 with the quarter ended June 30, 1995. This increase was mainly attributable to the higher cost of sales of the filling operation in Alabama and a change in the product sales mix.

Advertising and Promotion expenses   decreased approximately $ 54,000  or 23%
when comparing the three months ended June 30, 1996 to the three months ended June 30, 1995. This was not due to any one factor.

Selling and Administrative expenses   increased approximately $ 65,000 or 14%
when comparing the quarter ended June 30, 1996 to the comparable period in 1995. This included increases in sales representatives expense and personnel cost.

Interest Expense increased approximately $ 47,000 comparing the quarter ended June 30, 1996 to the comparable period in 1995. This was primarily due to increased borrowings outstanding of the registrant's line of credit during this period and the interest on the borrowings assumed in the purchase of the Alabama Plant.


Results of Operations For the Six Month Period January 1 - June 30

Gross Sales   increased   17% or approximately $  919,000  when comparing the
six month periods of 1996 and 1995. Management attributes the increase to the introduction of new products and the filling operation of the Alabama Plant.

Cost of Goods Sold   increased approximately 11% as a percentage of gross sales when comparing the six months ended June 30, 1996 to the six months ended
June 30, 1995. This increase was mainly attributable to the cost of sales of the filling operation in Alabama and a change in the product sales mix.

Advertising and promotion expenses decreased approximately 23% or $ 78,000 when comparing the six months ended June 30, 1996 to the six months ended June 30, 1995. This was primarily due to seasonal variations.

Selling and administrative expenses  increased for the six months ended June 30,
1996 by approximately $ 125,000   or  12% when compared to the six months
ended June 30, 1995. This was caused primarily by increases in sales representative expenses, personnel cost and administrative overhead of the Alabama facility.

Interest expense   increased in 1996 for the six month period by approximately
$ 63,000 when compared to the six month period of 1995 reflecting increased levels of borrowings outstanding from the Company's commercial lender during this period and the cost of debt associated with the Alabama Plant purchase.

                       PART II:  OTHER INFORMATION


Item l - Legal Proceedings:   See the Registrant's 10K for the year ended
         December 31, 1995

Item 2 - Changes in Securities:  Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:
      On May 14, 1996, at the Registrant's annual meeting, shareholders elected two directors; Peter Dornau and Jeffrey Tieger, 2,226,079 voted for the directors, 0 shares voted against. Shareholders also approved Infante, Lago & Co., Certified Public Accountants, by a vote of 2,226,079 for and 0 shares against, as the Registrant's auditors for 1996.

Item 5 -    Other Matters:  Not applicable

Item 6 -    Exhibits:  Not applicable

      (A)  Exhibits - Not applicable

      (B)  Reports on Form 8-K - Not Applicable

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCEAN BIO-CHEM, INC.

Date:   August 13,1996             /s/  Peter Dornau
                                       Peter G. Dornau
                                       Chairman of the Board and
                                       Chief Executive Officer


                                   /s/  Peter Dornau
                                        Peter G. Dornau
                                        Chief Financial Officer