Form 10-Q
period 1996-09-30
OCEAN BIO CHEM INC
filed 1996-11-12
CIK 350737

10q996





                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                          Commission File No. 0-11102

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

     $.01 Par Value Common Stock 10,000,000 shares authorized, 3,692,817 issued and outstanding at September 30, 1996.

                         PART I - FINANCIAL INFORMATION

Item l.  Financial Statements

                               OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS
                                                   SEPT. 30,        DEC.31,
                                                     1996            1995
Current Assets:
    Cash                                            $ 845,180     $ 997,309
    Trade Accounts Receivable Net Of
     Allowances For Doubtful Accounts Of
     $ 43,000 And $ 48,000  At September 30, 1996
     And December 31, 1995 Respectively             2,451,979     2,006,418
    Due From Officers                                 151,600       154,420
    Inventories                                     2,657,244     2,038,750
    Prepaid Expenses                                  192,977       111,455
Total Current Assets                                6,298,980     5,308,352

Property, Plant and Equipment, Net                  2,156,558       321,475

Other Assets:
    Trademarks, Trade Names And Patents, Net          449,602       466,746
    Due From Affiliated Companies, Net                604,264       632,379
    Deposits And Other Assets                          42,987        18,818
Total Other Assets                                  1,096,853     1,117,943
Total Assets                                      $ 9,552,301    $6,747,770

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable Trade                        $ 1,144,678   $   485,105
    Note Payable - Bank                             2,890,000     1,990,000
    Current Portion Of Long-Term Debt                 240,000         7,592
    Accrued Expenses Payable                           85,473        89,068
Total Current Liabilities                           4,360,151     2,571,765

Long-term Debt, Less Current Portion                  530,000         -

Shareholders' Equity:
    Common Stock                                       36,928        35,130
    Additional Paid-In Capital                      3,161,429     2,650,754
    Retained Earnings                               1,539,645     1,568,646
    Foreign Currency Translation Adjustment       (    75,852)  (    78,525)
Total Shareholders' Equity                          4,662,150     4,176,005
Total Liabilities & Shareholders' Equity          $ 9,552,301    $6,747,770

                               OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                1996      1995           1996        1995

Gross Sales                $ 2,972,020 $ 1,958,245  $ 9,274,884   $ 7,341,627

Allowances                     123,267     132,584      355,413       415,360

Net Sales                    2,848,753   1,825,661    8,919,471     6,926,267

Cost Of Goods Sold           1,916,677   1,183,933    5,896,449     3,995,561

Gross Profit                   932,076     641,728    3,023,022     2,930,706

Cost And Expenses
  Adv. And Promotion           138,035     206,912      395,587       541,975
  Selling And Admin.           555,548     506,124    1,699,238     1,525,067
  Interest Expense              67,863      21,143      171,877        62,226

  Total Expenses               761,446     734,179    2,266,702     2,129,268

Income (Loss) From
  Operations                   170,630  (   92,451)     756,320       801,438
Interest Income                  2,152       7,624        5,983        18,451

Income (Loss) before provision
 for income taxes              172,782  (   84,827)     762,303       819,889
Provision (Benefit) for
 Income taxes                   64,000  (   33,000)     286,000       308,000

Net Income (Loss)              108,782  (   51,827)   $ 476,303     $ 511,889

Earnings Per Share:
Net Income (Loss)
 Per Share                     $   .03    $ (  .01)   $     .13     $     .14

Earnings per share for the nine months ended September 30, 1996 and the three months ended September 30, 1996 were calculated on the basis of 3,791,283 weighted average common stock and common stock equivalent outstanding. For the nine and three months ended September 30, 1995, earnings per share were calculated using 3,533,195 weighted average common stock and common stock equivalent outstanding. Common stock equivalents consist of options to purchase common stock. All earnings per share have been adjusted to reflect a 5% stock dividend distributed to shareholders of record as of May 1, 1996.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CASH FLOWS PROVIDED BY                                 1996           1995
 OPERATING ACTIVITIES:

    Net Income                                       $ 476,303      $ 511,889
      Adjustment to Reconcile Net Income
    To Net Cash Provided by Operations:
    Depreciation and Amortization                      139,821         70,870
    Change in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable       (442,741)       471,712
     Increase in Inventory                            (618,494)    (  278,553)
     Increase in Prepaid Expenses                     (105,601)    (  149,748)
     (Increase) Decrease in Accounts Payable
          And Accrued Expenses                         655,978     (  120,742)
     Net Cash Provided by Operating Activities         105,266        505,428

Cash Flows From Financing Activities:
    Net Borrowings Under Line of Credit                900,000     (  371,667)
    Advances to (from) Affiliates                       28,115     (  136,607)
    Borrowings (Repaymen)t of Debt                     762,408     (   21,938)
    Sale of Stock                                        7,169        181,818
      Net Cash Provided (Used) by
        Financing Activities                         1,697,692     (  348,394)

Cash Flows From Investing Activities
    Purchase Property, Plant, Equipment             (1,957,760)    (  131,830)
      Net Cash Used by Investing Activities         (1,957,760)    (  131,830)

     Increase (Decrease) in Cash Prior
       to Effect of Exchange Rate on Cash             (154,802)        25,204
    Effect of Exchange Rate on Cash                      2,673     (      586)

    Net Increase (Decrease) in Cash                   (152,129)        24,618
    Cash at Beginning of Period                         997,309       571,411
    Cash at September 30,                          $    845,180     $ 596,029

Supplemental Disclosures of Cash Flow  Information:
Cash Paid During the Year for:
    Interest (Net of Amount capitalized)              $ 132,000     $  62,226
           Income taxes                               $ 271,000     $ 314,751

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

 Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The primary sources of the Registrant's liquidity are its operations and a line
of credit  from a commercial bank  to a limit of $2 million.   In February  1996
the Registrant obtained an increase to the line of credit for an additional $900,000 for temporary financing of the Registrant's asset purchase from Kinpak,
Inc. in Alabama.   The total borrowings  under such line can aggregate up to
$2,900,000 and is subject to renewal in April 1997. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times. As of year end Registrant was in compliance with all terms.

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

Results of Operations For The Three Month Period July 1-September 30
Gross sales increased approximately $ 1,014,000 or 52% comparing the quarter ended September 30, 1996 with the comparable period of the preceding year. Management attributes this primarily to the packaging and sales of antifreeze products during the quarter. The Company packages antifreeze products for a third party on a contract basis. The Company's orders and backlog for the packaging of antifreeze expire in the fourth quarter of 1996.

Cost of Goods Sold increased at approximately 4% as a percentage of gross sales for the quarter ended September 30, 1996 when compared to the 1995 quarter.
This was primarily due to the increased proportion of lower margin products sold which was reflected in the product sales mix during this quarter.

Advertising and promotion expenses decreased approximately $ 69,000 or 33 % comparing the three month period ended September 30, 1996 to 1995. This is primarily due to cost reductions implemented by management.

Selling and administrative expenses increased approximately $ 49,000 or 10 % comparing the quarter ended September 30, 1996 to the comparable period in 1995. This was not attributed to any particular factor.

Interest expense increased approximately $47,000 comparing the quarter ended September 30,1996 to the comparable period in 1995. This is primarily due to higher interest rates and debt levels outstanding.

Results Of Operations For The Nine Month Period January 1-September 30

Gross sales increased approximately $ 1,933,000 or 26 % comparing the nine month periods in 1996 and 1995. This is primarily due to the sales and packaging of antifreeze.

Cost of goods sold increased approximately 9% as a percentage of gross sales when comparing the nine months ended September 30, 1996 and 1995. This reflects the effects of the antifreeze sales during this period.

Advertising and promotion expenses decreased approximately $ 146,000 or 27% when comparing the nine months ended September 30, 1996 and 1995. This is the effects of cost reductions implemented by management.

Selling and administrative expenses  increased during 1996 by approximately
$ 174,000 or 11% when compared to 1995. This was primarily due to the expenses associated with the Alabama operations.

Interest expense increased in 1996 for the nine month period by approximately $ 110,000 reflecting increased borrowings outstanding during the period and the interest on the borrowings assumed in the purchase of the Alabama Plant.

                      PART II - OTHER INFORMATION



 Item 1 -Legal Proceedings: See the Registrant's 10K for the year ended December 31, 1995

 Item 2 -Changes in Securities:  Not Applicable

 Item 3 -Defaults Upon Senior Securities:  Not Applicable

 Item 4 -Submission of Matters to Vote of Security Holders: Not Applicable

 Item 5 -Other Information: Not Applicable

 Item 6 -Exhibits and Reports on Form 8-K

         (A) Exhibits: Not Applicable

         (B) Reports on Form 8-K: Not Applicable


                              SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


        OCEAN BIO-CHEM, INC.

DATE:  November 12, 1996              /s/  Peter G. Dornau
                                          Peter G. Dornau
                                          Chairman of the Board of Directors

                                      /s/  Peter G. Dornau
                                          Peter G. Dornau
                                          Chief Financial Officer