Form 10-Q/A
period 1996-09-30
OCEAN BIO CHEM INC
filed 1996-11-18
CIK 350737

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
                                   (Unaudited)

                                      ASSETS
                                                   SEPT. 30,        DEC.31,
                                                     1996            1995
Current Assets:
    Cash                                            $ 845,180     $ 997,309
    Trade Accounts Receivable Net Of
     Allowances For Doubtful Accounts Of
     $ 43,000 And $ 48,000  At September 30, 1996
     And December 31, 1995 Respectively             2,451,979     2,006,418
    Due From Officers                                 151,600       154,420
    Inventories                                     2,657,244     2,038,750
    Prepaid Expenses                                  192,977       111,455
Total Current Assets                                6,298,980     5,308,352

Property, Plant and Equipment, Net                  2,156,558       321,475

Other Assets:
    Trademarks, Trade Names And Patents, Net          449,602       466,746
    Due From Affiliated Companies, Net                604,264       632,379
    Deposits And Other Assets                          42,897        18,818
Total Other Assets                                  1,096,763     1,117,943
Total Assets                                      $ 9,552,301    $6,747,770

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable Trade                        $ 1,144,678   $   485,105
    Note Payable - Bank                             2,890,000     1,990,000
    Current Portion Of Long-Term Debt                 240,000         7,592
    Accrued Expenses Payable                           85,473        89,068
Total Current Liabilities                           4,360,151     2,571,765

Long-term Debt, Less Current Portion                  530,000         -

Shareholders' Equity:
    Common Stock                                       36,928        35,130
    Additional Paid-In Capital                      3,161,429     2,650,754
    Retained Earnings                               1,539,645     1,568,646
    Foreign Currency Translation Adjustment       (    75,852)  (    78,525)
Total Shareholders' Equity                          4,662,150     4,176,005
Total Liabilities & Shareholders' Equity          $ 9,552,301    $6,747,770

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