Form 10-K
period 1996-12-31
OCEAN BIO CHEM INC
filed 1997-03-27
CIK 350737

10k1296.TXT
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10K


           /x/ Annual Report Pursuant to Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the Fiscal Year Ended December 31, 1996

Commission File 2-70197

                            OCEAN BIO-CHEM, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as specified in its charter)


        Florida                                       59-1564329
-------------------------------               -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

4041 S. W. 47 Avenue, Fort Lauderdale, Florida             33314
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (954) 587-6280
Securities registered pursuant to Section 12 (g) of the Act

                         Common Stock, Par Value $.01
----------------------------------------------------------------------------
                            (Title of Class)

     Indicate by check mark whether the registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                            No
             --------                             --------
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                      $3,170,710 as of February 1, 1997.

     Indicate   the  number  of  shares   outstanding  of   registrant's
common  stock  as  of  February 1, 1997.

         3,702,078 shares of Common Stock, par value $.01 per share.

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 1996.

                                PART 1
                               --------

Item l.  Business
-----------------
General: The Company was organized on November 13, 1973 under the laws of the State of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles and aircraft under the Star brite name.

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

The contract of the Company at its Alabama facility to package antifreeze for a third party terminated December 31, 1996. Gross packaging revenues from this operation amounted to approximately $2,100,000 during fiscal 1996. The Company has no prospects of a third party to replace the terminated operations. However, the Company intends to produce a private label line of antifreeze commencing in 1997. At this time the Company cannot estimate the amount of sales for its product.

On December 20, 1996, the registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue new Industrial Development Bonds in the amount of $4,990,000 to repay certain financing costs and to expand the capacity of the Alabama facility.

Marketing:   The Company's marine products and recreational products are sold through national retail chains such as Wal-mart and K mart and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has no customer to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from public warehouse facilities. As of this date the Company has no significant backlog of orders. The registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year.

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

Personnel: The Company employs approximately 28 full time employees at its Ft. Lauderdale office. These employees are engaged in administration, clerical and accounting areas. The Company contracts with approximately 250 independent sales representatives who, along with the management and internal sales staff of the Company, represent the sales staff. An additional 12 persons are employed at the manufacturing facility in Alabama.

New Product Development: The Company continues to develop specialized products for the marine and recreational trade. The Company believes that current operations are sufficient to meet development expenditures without securing external funding.


Financial Information Relating to
Approximate Domestic and Canadian Total Sales

     Year Ended December 31,
                             1996           1995           1994
United States:
  Northeast               $3,065,000     $2,776,000     $2,608,000
  Southeast                3,623,000      1,115,000        991,000
  Central                  3,678,000      3,992,000      4,164,000
  West Coast               1,612,000      1,248,000      1,289,000
                         -----------     ----------     ----------
                          11,978,000      9,131,000      9,052,000

Canada (US Dollars)          459,000        569,000        410,000
                         -----------     ----------     ----------
                         $12,437,000     $9,700,000     $9,462,000
                         ===========     ==========     ==========

Item 2, Properties
------------------

The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and held under a lease with an entity owned by officers of the Company which expires April 30, 1998. The lease covers approximately 12,000 square feet of office and warehouse space at an annual rental of approximately $84,000 including applicable sales taxes and subject to annual increases/decreases based on the prevailing prime lending rate. This space has been leased since 1988.

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

The Kinpak facility contains approximately 50,000 square feet of office, plant and warehouse space located on approximately 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. On December 20, 1996 the Registrant obtained an industrial revenue bond in the amount of $4,990,000 (of which $4,000,000 was taxable) to repay certain amounts used in the financing of the facility and for expansion of such facility to meet the Registrant's expected future capacity. This bond, to the extent of $4,000,000, was refinanced with a tax exempt industrial revenue bond in March 1997. Of this amount, approximately $3,100,000 is held in trust for the construction and equipping of an additional 60,000 square foot building.

Item 3.  Legal Proceedings
---------------------------

The Company was involved in two related lawsuits:

1. Duane H. Newville and the Boden Co., d/b/a Adjust-A-Brush v. Star brite Distributing, Inc. ("Star brite") and Peter Dornau Sr. ("Dornau") in the United States District Court, Middle District of Florida filed in 1994. This action arose out of Star brite's use of a product called Extend-A-Brush. Plaintiff seeks injunctive relief and damages. Registrant and Dornau have filed a counterclaim for declaratory relief and antitrust violations. On February 10, 1997, the Court dismissed both parties' suits without any damages.

2. Star brite Distributing, Inc. v. The Boden Co., d/b/a Adjust-A-Brush (Boden), pending in the Circuit Court in and for Pinellas County, Florida was filed in 1993. This action involves the break-up of a business arrangement whereby Star brite was to market adjustable brushes manufactured by Boden, to the marine industry. Star brite has sued Boden for damages and injunctive relief. Boden has filed a counterclaim against Star brite and Dornau, seeking damages and injunctive relief. The registrant believes that this case which has been stayed pending the outcome of the related case set forth in paragraph
(1) above, will be dismissed by theCourt

The Registrant does not believe that the results of this litigation would have a material adverse effect on its future results of operations, and it has not accrued any amounts for loss contingencies in this litigation based on its evaluation of the merits thereof.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

Item 5. Market For the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------
A. The Registrant's Common Stock was sold to the public initially on March 26, 1981. The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 1996 and 1995 is presented below.

  Market Range of
  Common Stock Bid:
                        1st Qtr.      2nd Qtr     3rd Qtr.      4th Qtr.
                       ---------    ---------    ---------     ---------

1996            High     $3.38         $3.25       $2.75          $2.75
                Low      $2.38         $2.19       $2.25          $2.03

1995            High     $2.88         $4.75       $4.00          $3.88
                Low      $2.50         $2.75       $2.88          $2.50

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 600 at December 31, 1996. The aforementioned number was calculated from a list provided by the transfer agent and registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C.  The Registrant has not paid any dividends since it has been organized.

D. The Company has no other dividend policy except as stated in (C) directly above.
Item 6. Selected Financial Data

The following tables set forth selected financial data as of, and for the years ending December 31,

                 1996        1995        1994        1993        1992
             -----------  ----------  ----------  ----------  ----------
Income
Statement

Gross Sales  $12,436,918  $9,700,193  $9,462,547  $8,326,496  $7,114,873
Net Sales    $11,826,340  $9,042,181  $8,915,154  $7,702,687  $6,524,952

Net Income   $   354,672  $  540,542  $  694,616  $  558,210  $  229,438
Net Income
per share    $       .09  $      .15  $      .19  $      .15  $      .07

Balance Sheet

Working
Capital      $ 2,737,817  $2,736,587  $2,355,195  $2,108,696  $1,092,332

Total Assets $11,955,397  $6,747,770  $5,722,028  $4,822,530  $4,314,746

Long Term
Obligation   $ 4,710,000       -      $    7,501  $  118,734  $   64,177

Total
Liabilities  $ 7,410,913  $2,571,765  $2,257,408  $2,059,291  $2,083,180

Shareholders'
Equity       $ 4,544,484  $4,176,005  $3,464,620  $2,763,239  $2,231,566

Net income per share for the years prior to 1996 has been restated to reflect a 5% stock dividend given in 1996 and a 5% dividend given in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. During 1996 the Registrant's line of credit commitment was increased from $2 million to $2.9 million by its
commercial bank.    The total borrowings  under such line can aggregate up to
$2,900,000 and are subject to renewal in April 1997. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times. As of year end Registrant was in compliance with all terms.

Pursuant to the purchase and expansion of the Alabama facility, the Registrant closed on an industrial revenue bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. On December 20, 1996 the Registrant closed on $4,990,000 of such bonds of which $3,100,000 is held in trust for construction of the expansion.

The bonds are marketed weekly at the prevailing rates for such instruments.
Of the amount financed $990,000 were issued as tax free bonds while $4,000,000 were issued as taxable. In March of 1997 the Registrant refinanced the $4,000,000 to non-taxable status. Currently such bonds carry interest between 5&frac14;% to 5&frac34;% annually. Interest and principal are payable quarterly. The Registrant feels that current operations are sufficient to meet these obligations.

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

Fourth Quarter Results:
-----------------------

For the fourth quarter ended December 31, 1996 and 1995, Gross Margin percentages were 32% and 38%. This is primarily due to the product sales mix during these quarters. The Alabama operation's lower margin operations changed the sales mix ratio's during this quarter.

Results of Operations:

Calendar Year 1996/1995: Sales and earnings varied when comparing the year ended 1996 to 1995 principally due to the factors enumerated below.

Gross Sales - Gross sales increased approximately 49% or $2,736,000 for the year ended 1996 over 1995. This is due to primarily to the inclusion of the temporary operating results of the Alabama facility.

Cost of Goods Sold - Cost of goods sold increased approximately 49% or $2,568,000 as a percentage of gross sales when comparing 1996 to 1995. Management attributes this to the change in the product sales mix enunciated above.

Advertising and Promotion - Advertising expense decreased approximately $131,000 or 16% when comparing 1996 to 1995. This was primarily due to changes in advertising media and aggressive pricing opportunities taken by Registrant.

Selling, General and Administrative - Selling, general and administrative
expenses increased    approximately $507,000 or 25% when compared to 1995.
Such increase was not attributable to any one particular category but consisted of increases in salaries, selling expenses, litigation, new facilities expense and general operating expenses.

Interest Expense - Interest expense increased by approximately $155,000 or 162% over 1995. The increase was primarily due to increased borrowing levels and interest on debt assumed for the purchase of the new facility.

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

Cost of Goods Sold - Cost of goods sold decreased 1.2% or approximately $11,000 as a percentage of gross sales when comparing 1995 to 1994. Management attributes this to a change in the product sales mix.

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

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------
See financial statement as set forth in item 14.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure
----------------------------------------------------------------------------
None.

                              PART III
                              --------

Item 10.  Executive Officer and Directors of the Registrant
------------------------------------------------------------

The following tables set forth the names and ages of all elected directors and officers of the Registrant, as of December 31, 1996.

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

    NAME                      OFFICE                          AGE
---------------        ----------------------------------    -----
Peter G. Dornau        President and Director                  57
                            Since 1973

Jeffrey Tieger         Vice President-Secretary & Director     53
                            Since 1977

Julio DeLeon           Vice President, Finance                 45
                            Since 1994

Peter Dornau, a founder of the Company, has been President and a Director since 1973.

Jeffrey Tieger joined the Company in June 1977 as Vice
President-Advertising.

Julio DeLeon joined the Company in June 1988 as Corporate Controller. In 1994 the Board of Directors elected Mr. DeLeon to serve as Vice President of Finance.

Item 11. Management Remuneration and Transactions
--------------------------------------------------

The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual stockholder's meeting which shall be sent out to stockholders prior to 120 days past the Registrant's year end of December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth information at December 31, 1996 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title             Name and Address of            Amount and Nature  Percent
 of                   Beneficial                  of Beneficial       of
Class                    Owner                      Ownership        Class
------    ------------------------------------   -----------------   ------
Common    Peter G. Dornau, President, Director     2,333,956*         57.6%
          4041 S. W. 47 Avenue
          Ft. Lauderdale, FL 33314

Common    All Directors and officers as a group    2,465,723          60.9%
          3 individuals

Common    First Wilshire                             237,629           6.4%
          Securities Management, Inc.
          727 West Seventh Street
          Los Angeles, CA

*Includes Options to purchase 287,000 shares as follows:

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

Pursuant to the Company's various stock option plans Mr. Dornau may exercise 37,000 shares within 60 days of the issuance of the Registrant's financial statements.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------

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

The Registrant has rights to the "Star brite" name and products only for the United States and Canada as a condition to its original public offering. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1996 and 1995 amounts owed to Registrant by the two companies was approximately $596,000 and $547,000, respectively. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant on its bank line of credit.

A subsidiary of the Registrant currently uses the services of an entity which is owned by the President of the Registrant to conduct product research and development. The entity received $30,000 per year for the years 1996, 1995 and 1994 under such relationship.

Item 14.  Exhibits and Financial Statement Schedules
----------------------------------------------------

The following documents are filed as a part of this report.

     (A)  Consolidated Financial Statements.

           (I) Consolidated Balance Sheets, December 31, 1996 and 1995.

          (ii) Consolidated Statements of Income for each of the three years ended December 31, 1996, 1995, and 1994.

         (iii) Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1996, 1995, and 1994.

          (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.

           (v) Notes to Consolidated Financial Statements.

          (vi) Schedules for each of the three years Ended December 31, 1996, 1995 and 1994.

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

                               OCEAN BIO-CHEM, INC.
                               ---------------------
                               Registrant


                               By: /S/ PETER G. DORNAU
                                   PETER G. DORNAU
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

                                   March 26, 1997


                               By: /S/ PETER G. DORNAU
                                   PETER G. DORNAU
                                   Chief Financial Officer

                                   March 26, 1997

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               By: /S/ JEFFREY TIEGER
                                   JEFFREY TIEGER
                                   Director

                                   March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders meeting. Copies of such shall be sent to the SEC pursuant to current requirements.

EXHIBIT (See 22)


The following is a list of the Registrant's subsidiaries:

      Name                                            Ownership %

Star brite Distributing, Inc.                            100
Star brite Distributing Canada, Inc.                     100
D & S Advertising Services, Inc.                         100
Star brite Sta-Put, Inc.                                 100
Star brite Service Centers, Inc.                         100
Star brite Marine, Inc.                                  100
Kinpak Inc.                                              100

                 OCEAN BIO-CHEM INC. AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                                                      Page
                                                      ----

Accountants' report                                     1

Consolidated balance sheets                             2

Consolidated statements of income                       3

Consolidated statement of shareholders' equity          4

Consolidated statements of cash flow                    5

Notes to financial statements                        6-13




                      INFANTE, LAGO & COMPANYILC
                     CERTIFIED PUBLIC ACCOUNTANTS
A. ROGER INFANTE, C.P.A.                            Biscayne Centre  Suite 288
JESUS A. LAGO, JR., C.P.A.                          11900 Biscayne Boulevard
                                                    North Miami, Florida 33181
                                                    Telephone [305] 893-4341
                                                    Fax [305] 893-4507




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------
To the Shareholders and Directors
Ocean Bio-Chem, Inc.


We have audited the accompanying consolidated balance sheets of Ocean
Bio-Chem, Inc. ("the Company") and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December
31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended December 31, 1994, were audited by other auditors whose report dated February 22, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/S/ INFANTE, LAGO & COMPANY


May 20, 1997








                 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 and 1995


                            ASSETS
                                                    1996              1995
                                                ------------     ------------
Current assets:
 Cash                                           $    394,569     $    997,309
 Trade accounts receivable net of allowance for
    doubtful accounts of approximately $27,000
    and $48,000, respectively (Note 3)             2,235,183        2,006,418
 Inventories (Note 3)                              2,534,862        2,038,750
 Due from Officers                                   141,880          154,420
Prepaid expenses and other current assets            132,238          111,455
                                                ------------      -----------
   Total current assets                            5,438,732        5,308,352
                                                ------------      -----------

Property, plant and equipment , net (Note 2)       2,138,815          321,475

Other assets:
 Funds held in escrow for construction (Note 8)    3,100,001             -
 Trademarks, trade names, and patents, net
   of accumulated amortization (Note 1)              443,754          466,746
 Due from affiliated companies, net (Note 7)         648,866          632,379
 Deposits and other assets                           185,229           18,818
                                                 -----------       ----------
    Total other assets                             4,377,850        1,117,943
                                                 -----------       ----------
       Total Assets                              $11,955,397       $6,747,770
                                                 ===========       ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable trade                          $   643,409       $  485,105
 Note payable  bank (Note 3)                       1,658,001        1,990,000
 Current portion of long-term debt (Note 4)          280,000            7,592
 Accrued expenses payable (Note 5)                   119,503           89,068
                                                 -----------       ----------
   Total current liabilities                       2,700,913        2,571,765
                                                 -----------       ----------

Long-term debt less current portion (Note 4)       4,710,000            -
                                                 -----------       ----------

Commitments and contingencies (Notes 5, 8, 9 and 10)

Shareholders' equity (Note 10):
 Common stock - $.01 par value, 10,000,000
  shares authorized, 3,702,078 and 3,512,964
  shares issued and outstanding at December 31,
  1996 and 1995 respectively                          37,020           35,130
 Additional paid-in capital                        3,172,337        2,650,754
 Foreign currency translation adjustment           (  82,887)       (  78,525)
 Retained Earnings                                 1,418,014        1,568,646
                                                 -----------      -----------
   Total shareholders' equity                      4,544,484        4,176,005
                                                 -----------      -----------
      Total Liabilities and Shareholders Equity  $11,955,397      $ 6,747,770
                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.

                 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1996, 1995, and 1994

                                       1996            1995            1994
                                    -----------     ----------      ----------

Gross sales                         $12,436,918     $9,700,193      $9,462,547

Less returns and allowances             610,578        658,012         547,393
                                    -----------     ----------      ----------
Net sales                            11,826,340      9,042,181       8,915,154

Cost of goods sold                    7,786,510      5,218,566       5,207,675
                                    -----------     ----------      ----------
Gross profit                          4,039,830      3,823,615       3,707,479

Operating expenses:
Advertising and promotion               697,533        828,302         707,543
Selling and administrative            2,567,295      2,060,409       1,816,196
Interest (Notes 3 and 4)                250,050         95,280          64,423
                                    -----------     ----------      ----------
    Total Operating Expenses          3,514,878      2,983,991       2,588,162
                                    -----------     ----------      ----------
Operating profit                        524,952        839,624       1,119,317

Interest income                          43,416         26,755           5,503
                                    -----------     ----------      ----------
Income before provision for income
taxes                                   568,368        866,379       1,124,820

Provision for income taxes              213,696        325,837         430,204
                                    -----------     ----------      -----------

Net income                          $   354,672     $  540,542      $  694,616
                                    ===========     ==========      ===========
Net earnings per common and
  common equivalent share, diluted  $       .09     $      .15      $      .19
                                    ===========     ==========      ===========

Net earnings per share for the years prior to 1996 has been restated to reflect a 5% stock dividend distributed on May 1, 1996.





The accompanying notes are an integral part of these financial statements.

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1996, 1995, and 1994


                                                            Foreign
                Common Stock     Additional                currency
                ----------------    paid-in    Retained translation
Balances        Shares    Amount    capital    Earnings adjustments      Total
               --------- ------- ----------  ---------- ----------- ----------
January 1,     2,824,841 $28,248 $1,648,270  $1,126,308   ($39,587) $2,763,239
  1994

Net income                                      694,616                694,616

Stock Dividend   141,821   1,418    334,698  (  336,116)                  -

Stock Issue       78,150     782     33,947                             34,729

Foreign
currency
translation
adjustment
                                                          ( 27,964)   ( 27,964)
December 31,   --------- ------- ----------  ----------   --------- -----------
  1994         3,044,812 $30,448 $2,016,915  $1,484,808   ($67,551) $3,464,620

Net Income                                      540,542                540,542

Stock Dividend   152,122   1,521    454,839  (  456,704)              (    344)

Stock Issue      316,030   3,161    179,000                            182,161

Foreign
currency
translation
adjustment
                                                          ( 10,974)   ( 10,974)
December 31,   --------- ------- ----------  -----------  --------- -----------
  1995         3,512,964 $35,130 $2,650,754  $1,568,646   ($78,525) $4,176,005

Net Income                                      354,672                354,672

Stock Dividend   175,648   1,756    503,217  (  505,304)              (    331)

Stock Issue       13,466     134     18,366                             18,500

Foreign
currency
translation
adjustment                                                 ( 4,362)   (  4,362)

December 31,   --------- ------- ----------  ----------    -------- ----------
  1996         3,702,078 $37,020 $3,172,337  $1,418,014    (82,887) $4,544,484
               ========= ======= ==========  ==========    ======== ==========

The accompanying notes are an integral part of these financial statements.

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

                                                1996       1995        1994
                                            ----------  ---------  ----------
Cash flows from operating activities
 Net income                                 $  354,672 $  540,542 $   694,616
Adjustments to reconcile net income
 to net cash (used) provided by operations:
   Depreciation and amortization               203,580     97,376      83,802
Change in assets and liabilities:
   Increase in accounts receivable          (  228,765) (  15,860) (  113,279)
   Increase in inventory                    (  496,112) ( 111,104) (  312,285)
   Increase in prepaid expense              (  174,654) ( 156,884) (   33,019)
   Increase (decrease) in accounts payable
    and accrued expenses                       188,739  (  79,497) (  190,049)
                                            ----------- ----------  ----------
    Net cash (used) provided by operating
      activities:                           (  152,540)   274,573      129,786
                                            ----------- ----------  ----------
Cash flows from financing activities:
 Net borrowings under line of credit        (  331,999)   423,333      636,667
 Borrowings in trust for construction       (3,100,001)      -            -
 Issuance of bonds                           4,990,000       -            -
 Advances to affiliates, net                (   16,487) ( 261,632) (   316,896)
 Payments on debt                           (    7,592) (  29,479) (   248,502)
 Issuance of common stock                       18,169    181,817       34,730

     Net cash provided                      ----------- ----------  ----------
      by financing activities:               1,552,090    314,039      105,999
                                            ----------- ----------  ----------
Cash flows from investing activities:
 Purchase of property, plant and equip.     (1,997,928) ( 151,740) (   153,302)
                                            ----------- ----------  -----------
     Net cash used by investing activities: (1,997,928) ( 151,740) (   153,302)
                                            ----------- ----------  -----------
Increase (decrease) in cash prior to
 effect of exchange rate on cash            (  598,378)   436,872       82,483
Effect of exchange rate on cash             (    4,362) (  10,974) (    27,964)
                                            ----------- ----------  -----------
Net increase (decrease) in cash             (  602,740)   425,898       54,519
Cash at beginning of year                      997,309    571,411      516,892
                                            ----------- ----------  -----------
Cash at end of year                          $ 394,569  $ 997,309   $  571,411
                                            =========== ==========  ===========
Supplemental Information
 Cash used for interest during period        $ 241,184  $  90,029   $   59,257
 Cash used for income taxes during period    $ 249,000  $ 399,096   $  363,320
                                            ----------- ----------  -----------

The Company had no cash equivalents at December 31, 1996, 1995 and 1994.

The accompanying notes are an integral part of these financial statements.

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, and 1994

Note 1 - Organization and summary of significant accounting policies:

Organization - The Company was organized during November, 1973 under the laws of the State of Florida and operates as a manufacturer and distributor of products to the recreational vehicle and marine aftermarkets. On October 11, 1984, the Board of Directors approved a change in the corporate name to Ocean Bio-Chem, Inc., (the parent corporation) from the former name Star Brite Corporation.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories - Inventories are primarily composed of finished goods and is stated at the lower of cost, using the first-in, first-out method, or market.

Prepaid advertising and promotion - During the years ended December 31, 1996 and 1995, the Company introduced several new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 1996 and 1995, the accumulated cost of materials on hand and other deferred promotional costs that will be charged against subsequent years operations amounted to $60,568 and $23,396, respectively.

Office equipment and furnishings - Office equipment and furnishings are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method.

Property and Plant - On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc., a subsidiary of Kinark, Inc. The assets consist of a plant facility of approximately 50,000 square feet on approximately 20 acres in Montgomery, Alabama. The facility has filling and blow-molding capacity. The cost of the facility was $1,850,000 including an assumption of debt of $990,000.

Stock Based Compensation - The Company follows the rules of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. The Company has not adopted Statement of Financial Accounting Standards No. 123. To record such compensation costs Statement No. 123 requires accounting for such cost at fair value using an option pricing model such as Black-Scholes or bimodal distribution.

Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers and no one customers's receivable exceeds 10% of the total balance. As of December 31, 1996, the Company had no significant concentration of credit risk.

Fair Value of Financial Instruments - The carrying amount of cash approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

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


The Components of income taxes are as follows:

           Year ended December 31,
                            1996       1995         1994
     Current:
          Federal         $182,711   $278,461     $367,574
          State             30,985     47,376       62,630
                          --------   --------     --------
          Total           $213,696   $325,837     $430,204
                          --------   --------     --------

The reconciliation of income tax expense at the statutory rate to the reported income tax expense is as follows:

                    Year Ended December 31,
                                          1996        1995      1994
                                        -------      ------    ------
Computed at statutory rate                34.0%       34.0%     34.0%
     State tax, net of federal benefit     3.6         3.6       3.6
     Other, net                             -           -         .6
                                         ------      ------    ------
     Effective tax rate                   37.6%       37.6%     38.2%
                                         ------      ------    ------

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






Earnings per share - Earnings per share for the year ended December 31, 1996, 1995, and 1994 were calculated on the basis of 3,799,126, 3,506,580 and 3,599,692 weighted average common stock and common stock equivalent outstanding, respectively. The common stock equivalent consists of options to purchase common stock. The weighted average shares outstanding for the year ended 1995 and 1994 have been restated to reflect a 5% stock dividend given in 1996 and a 5% stock dividend given in 1995.

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

Reclassifications - Certain financial statement items for the years ended
December 31, 1995 and 1994 have been reclassified to conform with the 1996 presentation.

Note 2 - Office equipment and furnishings:

The Company's office equipment and furnishings consisted of the following:



                                                   December 31,
                                                 1996           1995
                                             -----------   -----------

     Land                                    $   278,325   $      -
     Manufacturing and warehouse equipment     1,828,186       211,821
     Office equipment and furniture              457,781       356,532
     Leasehold improvements                       60,739        58,750
                                             -----------   -----------
                                               2,625,031       627,103
     Accumulated depreciation                    486,216       305,628
                                             -----------   -----------
     Property, plant and equipment, net      $ 2,138,815   $   321,475
                                             -----------   -----------


Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $180,588, $74,384 and $58,683 respectively.

On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. The assets consist of a plant facility of approximately 50,000 square feet. In order to meet the Registrant's future need, the Registrant entered into an agreement with the City of Montgomery to issue Industrial Revenue Bonds to cover the expansion of the Alabama facility (see Note 4). The expansion consists of an additional building on the site of approximately 60,000 square feet to facilitate the filling operation.

Note 3 - Note payable, bank:

During 1996 the Registrant received an increase of $900,000 to the line from $2 to $2.9 million. The line of credit was extended to April 1997. Under the new agreement, Registrant is required to maintain a minimum working capital of $1.5 million, debt to tangible net worth of 2.0 to 1.0 and debt coverage of
1.7 times. The line is secured by the Registrant's inventory and accounts receivable. As of year end 1996, Registrant was in compliance with all the requirements.

Note 4 - Long-term debt:

Long term debt at December 31, 1996 consisted of the following:

Obligation pursuant to capital lease financed through Industrial Revenue Bonds; principal payable quarterly at various specified amounts. Interest computed weekly at market rates. Interest and principal payable quarterly.

                              Long-Term
          Current Portion     Portion
          ---------------     -------------
            $ 280,000         $ 4,710,000

     Payment obligation attributable to the foregoing are tabulated below:


     Year Ending December 31,
                 1997  $  280,000
                 1998     340,000
                 1999     300,000
                 2000     310,000
                 2001     320,000
           Thereafter   3,440,000
                       ----------
           Total       $4,990,000

                       ==========


Note 5 - Income taxes:

Accrued state and federal income taxes were approximately $3,000 in 1995.

Note 6 - Litigation

The Company was involved in two related lawsuits.

1. Duane H. Newville and the Boden Co., d/b/a Adjust-A-Brush v. Star brite Distributing, Inc. (Star brite) and Peter Dornau Sr. (Dornau) in the United States District Court, Middle District of Florida filed in 1994. This action arose out of Star brite's use of a product called Extend-A-Brush. Plaintiff seeks injunctive relief and damages. Registrant and Dornau have filed a counterclaim for declaratory relief and antitrust violations. On February 10, 1997, the Court dismissed both parties' suits without any damages.

2. Star brite Distributing, Inc. v. The Boden Co., d/b/a Adjust-A-Brush ("Boden"), pending in the Circuit Court in and for Pinellas County, Florida was filed in 1993. This action involves the break-up of a business arrangement whereby Star brite was to market adjustable brushes manufactured by Boden, to the marine industry. Star brite has sued Boden for damages and injunctive relief. Boden has filed a counterclaim against Star brite and Dornau, seeking damages and injunctive relief. Registrant believes this case which has been stayed pending the outcome of the related case set forth in paragraph (1) above will be dismissed by this Court.

The Registrant does not believe that the results of this litigation would have a material adverse effect on its future results of operations, and it has not accrued any amounts for loss contingencies in this litigation based on its evaluation of the merits thereof.

Note 7 - Related party transactions:

At December 31, 1996 and 1995, the Company had amounts due from affiliated companies aggregating $649,000 and $632,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Registrant's products in Europe, Asia and South America. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant in its bank line of credit.

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

On December 20, 1996 the Registrant issued $4,990,000 of Industrial Revenue Bonds in order to finance the expansion of the Alabama property and to refinance the acquisition costs. Certain portion of these bonds were reissued in March of 1997 in order to take advantage of tax free financing. The Bonds have varying maturities beginning on June 1, 1997 and ending on June 1, 2006. Interest is computed weekly at market rates. Interest and principal are payable quarterly.

The following represents the use of the Bonds' proceeds as of December 31, 1996:

          Refinancing of Alabama Project          $1,890,000
          Funds Held in Trust for Expansion        3,100,000
                                                  ----------
                                                  $4,990,000
                                                  ----------

The following is a schedule by years of minimum future rentals on the noncancellable operating lease as of December 31, 1996:

                        1997       $153,000
                        1998         90,000
                        1999         69,000
                     Thereafter        -
                                   --------
                                   $312,000

Note 9 - Licensing agreement:

During 1984, the Company entered into a licensing agreement for an indefinite period whereby the Company will market a marine anti-fouling product. Such agreement requires the Company to pay the licensor a royalty equal to the greater of 7% of net sales plus 3% of net sales to fund future research and development costs of the covered product or a minimum of $8,000 per year.

Note 10 - Stock options/warrants:

During 1991 the Company adopted a non-qualified employee stock option plan covering 200,000 shares of common stock. The following schedule shows the status of outstanding options under the plan.


     Options Outstanding     Option Price      Expiration Date
     -------------------     ------------      -----------------
      64,000                  $1.37            December  3, 1997
     120,000                  $2.25-2.48       November 28, 1998

During 1992 the Company adopted an incentive stock option plan covering 200,000 shares of common stock. The following schedule shows the status of outstanding options under this plan.

     Options Outstanding     Option Price     Expiration Date
     -------------------     ------------     -----------------
      10,000                  $2.25           November 28, 1998


In 1994 the Company adopted a non-qualified employee stock option plan covering 400,000 shares of common stock. The following schedule shows the status of outstanding options under the plan.

     Options Outstanding     Option Price     Expiration Date
     -------------------     ------------     ----------------
      92,000                  $2.00           January 22, 2000
      97,000                  $2.00           January 29, 2001

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

Financial Accounting Standard No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if Statement 123 had been applied. The following is disclosed pursuant to this requirement.

                                              1996         1995         1994
                                            --------     --------     --------
     Net Income             As reported     $354,672     $540,542     $694,616
                            Pro forma       $314,149     $514,496     $592,929

     Earnings per share     As reported     $    .09     $    .15     $    .19
                            Pro forma       $    .08     $    .15     $    .16


A summary of the Company's three stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates, is presented below:

                              1996               1995               1994
                      ------------------  -----------------  -----------------
                           Weighted Avg.      Weighted Avg.      Weighted Avg.
                                Exercise           Exercise           Exercise
                        Shares  Price      Shares  Price      Shares  Price
                      --------  --------  -------  --------  -------  --------
Options Outstanding
 at beginning of year  665,000    $1.10   710,000     $1.44  536,000     $1.92
Granted                150,000    $2.25    92,000     $2.00   97,000     $2.00
Exercised             (105,000)          (266,000)          ( 10,000)
                      --------  -------   -------  --------  -------  --------
Outstanding at
 End of Year           710,000    $1.44   536,000     $1.92  623,000     $1.95
                      ========  =======   =======  ========  =======  ========

The following table summarizes information about the stock options outstanding at December 31, 1996:

                    Options Outstanding                  Options Exercisable
            --------------------------------------  -------------------------
                        Weighted Avg.
Range of    Number      Remaining    Weighted Avg.  Number       Weighted Avg.
Exercise    Outstanding Contractual  Exercise       Exercisable  Exercis
Price       at 12/31/96 Life         Price          at 12/31/96  Price
----------- ----------- -----------  -------------  ------------- -----------
$1.38-$2.00     353,000   2.25 yrs.     $1.71          172,400        $1.44
      $2.25     270,000   2.6  yrs.     $2.25          174,000         2.25
               --------                               --------
$1.38-$2.25     623,000   2.4  yrs.     $1.95          346,400        $1.85
               --------                               --------

Under the three option plans adopted by the Company, at the discretion of the Board of Directors, grants are given to selected executives and other key employees. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option if not exercised.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for 1996, 1995 and 1994: risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.62%.

Note 11 - Major Customers

The Company has one major customer, Wal-mart. Sales to this customer represent less than 10% of revenues. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company.