Form 10-Q
period 1997-03-31
OCEAN BIO CHEM INC
filed 1997-05-15
CIK 350737

10q397




                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                            Commission File No. 2-70197

                                  OCEAN BIO-CHEM, INC.
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)



 Florida                                          59-1564329
---------------------------------------------------------------------------
(State of other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


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

                   YES     X                NO
                       --------                --------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           $.01 Par Value Common Stock, 10,000,000 shares authorized.
               3,702,078 issued and outstanding at March 31, 1997.

                     PART I - Financial Information
Item l.  Financial Statement

                   OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------
                                                    MARCH 31,      DEC. 31,
                                                      1997           1996
                                                   ----------    ----------
 Current Assets:
  Cash                                            $  438,397     $   394,569
  Trade accounts receivable net of allowance
   for doubtful accounts of $27,000 at March 31,
   1997 and December 31, 1996.                     2,326,646       2,235,183
  Due from Officers                                  142,360         141,880
  Inventories                                      2,757,215       2,534,862
  Prepaid Expenses                                   164,165         132,238
                                                  ----------     -----------
    Total Current Assets                           5,828,783       5,438,732
                                                  ----------     -----------

  Property, Plant and Equipment, Net               2,152,257       2,138,815
                                                  ----------     -----------
 Other Assets:
  Trademarks, trade names and patents, net           438,006         443,754
  Funds held in escrow for construction            3,129,534       3,100,001
  Due from Affiliated Companies, Net                 725,913         648,866
  Deposits and other assets                          393,905         185,229
                                                 -----------     -----------
    Total Other Assets                             4,687,358       4,377,850
                                                 -----------     -----------
         Total Assets                            $12,668,398     $11,955,397
                                                 ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
  Accounts payable - trade                       $ 1,274,264     $   643,409
  Notes payable - bank                             1,888,001       1,658,001
  Current portion of long term debt                  240,000         280,000
  Other Accrued Liabilities                           91,163         119,503
                                                 -----------     -----------
    Total Current Liabilities                      3,493,428       2,700,913
                                                 -----------     -----------

 Long term debt, less current portion              4,750,000       4,710,000
                                                 -----------     -----------
 Shareholders' Equity:
 Common Stock - $.01 par value, 10,000,000
  Shares authorized, 3,702,078 shares issued
  and outstanding                                     37,020          37,020
 Additional paid-in capital                        3,172,337       3,172,337
 Foreign Currency Translation Adjustment          (   91,024)     (   82,887)
 Retained Earnings                                 1,306,637       1,418,014
                                                 -----------     -----------
   Total Shareholders' Equity                      4,424,970       4,544,484
                                                 -----------     -----------
    Total Liabilities & Shareholders' Equity    $ 12,668,398    $ 11,955,397
                                                ============    ============

                    OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                       FOR THREE MONTHS ENDED MARCH 31,


                                                     1997             1996
                                                ------------    -------------

 Gross Sales                                     $ 2,572,793      $ 2,487,611

 Allowances                                          288,914          132,969
                                                 -----------     ------------
 Net Sales                                         2,283,879        2,354,642

 Cost of goods sold                                1,661,883        1,494,105
                                                 -----------     ------------
 Gross Profit                                        621,996          860,537

 Cost and expenses:
  Advertising and promotion                          117,707           81,270
  Selling and administrative                         614,109          606,256
  Interest expense                                    99,552           41,370
                                                 -----------      -----------
    Total Cost and Expenses                          831,368          728,896
                                                 -----------      -----------
 Operating Income (Loss)                        (    209,372)         131,641
 Interest Income                                      30,797            3,176
                                                 -----------      -----------
 Income (Loss) before income taxes              (    178,575)         134,817
 (Benefit) provision for income taxes           (     67,198)          40,000
                                                 -----------      -----------
 Net Income (loss)                              (    111,377)     $    94,817
                                                 ===========      ===========
 Net earnings (loss) per common and common
  equivalent share, diluted                     ($       .03)     $       .03
                                                 ===========      ===========

Earnings per share were calculated on the basis of 3,745,374 and 3,645,925 shares of common stock and common stock equivalent outstanding for the quarters ended March 31, 1997 and 1996, respectively. Common stock equivalents consist of options to purchase common stock. The March 31, 1996 shares outstanding included a 5% stock dividend .

                        OCEAN BIO-CHEM, INC.AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THREE MONTHS ENDED MARCH 31

                                                     1997             1996
                                                -----------     -----------
 Cash flow provided (used)
  by operating activities:

  Net Income (Loss)                             $(  111,377)    $    94,817

 Adjustments to reconcile net income
  to net cash provided by operations:
 Depreciation and amortization                       46,225          29,326
 Change in assets and liabilities:
 Increase in accounts receivable                (    91,463)    (    47,910)
 Increase in inventory                          (   222,353)    (   412,310)
 (Increase) decrease in prepaid expenses        (    73,027)          3,178
 Increase in accounts payable and
  accrued expenses:                                 404,926         482,594
                                                ------------    ------------
 Net cash provided (used)
  by operating activities:                      (    47,069)        149,695
                                                ------------    ------------
 Cash provided by financing activities:
  Net payments under line of credit                 230,000      (  170,000)
  Advances to affiliates                        (    77,047)     (   10,391)
  Short term borrowings, net                    (    40,000)        212,408
  Long term borrowings, net                          40,000         770,000
                                                ------------    ------------
 Net cash provided by financing activities:         152,953         802,017
                                                ------------    ------------
 Cash used by investing activities:
  Purchase property, plant, equipment           (    53,919)    ( 1,893,726)
                                                ------------    ------------
 Net cash used by investing activities:         (    53,919)    ( 1,893,726)
                                                ------------    ------------
 Increase (decrease) in cash prior to effect
   of exchange rate on cash                          51,965     (   942,014)
 Effect of exchange rate on cash                (     8,137)         33,673
                                                ------------    ------------
 Increase (decrease) in cash                         43,828     (   908,341)
 Cash at beginning of period                        394,569         997,309
                                                ------------    ------------
 Cash at end of period                         $    438,397     $    88,968
                                                ============    ============
 Supplemental Information
  Cash used for interest during period         $     99,552     $    34,758
  Cash used for income taxes during period     $     69,790     $      -
                                                ------------    ------------
The company had no cash equivalents at March 31, 1997 and 1996.

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

Certain financial statement items for the quarter ended March 31, 1996 have been reclassified to conform to the 1997 presentation.


    Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. During 1996 the Registrant's line of credit commitment was increased from $2 million to $2.9 million by its commercial bank. The total borrowings under such line can aggregate up to $2,900,000 and is subject to renewal in April 1998. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times.

The Registrant is involved in making sales in the Canadian market and accordingly must deal with fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

Results of Operations:

Gross Sales increased approximately 3% for the quarter ended March 31, 1997 when compared to the same quarter of the preceding year.

Cost of Goods Sold increased as a percentage of gross sales when comparing the quarter ended March 31, 1997 with the comparable quarter in 1996. The percentages were 64.6% and 60.1% for the quarters ended 1997 and 1996, respectively. This was primarily due to idle plant operations during the construction period.

Selling and Administrative expenses increased approximately $8,000 when comparing the quarter ended March 31, 1997 with March 31, 1996. This was not due to any one factor but included increased personnel expense and decreased legal expense.

Advertising and Promotion increased approximately $36,000 comparing the three months ended March 31, 1997 with the same period in 1996. This was due to increased cooperative advertisement with customers.

Interest Expense increased when comparing the March 31, 1997 quarter to the corresponding quarter in 1996 by approximately $58,000 due primarily to interest on the industrial revenue bonds assumed in connection with the acquisition and expansion of the Alabama facility.







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

                                        OCEAN BIO-CHEM, INC.


Date: May 14, 1997                      By:  /s/ Peter G. Dornau
                                           ----------------------------
                                           Peter G. Dornau
                                           Chairman of the Board and
                                           Chief Executive Officer



                                        By: /s/ Peter G. Dornau
                                           ---------------------------
                                           Peter G. Dornau
                                           Chief Financial Officer