Form 10-Q
period 1997-06-30
OCEAN BIO CHEM INC
filed 1997-08-12
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


          [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997
                      Commission File No. 2-70197


                        OCEAN BIO-CHEM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Florida                                       59-1564329
---------------------------------------     ------------------------
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

          YES   X                             NO
              ------                             --------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     $.01 Par Value Common Stock, 10,000,000 shares authorized.
     3,706,709  issued and outstanding at June 30, 1997.

                        PART I - Financial Information

 Item l.  Financial Statement

                           OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                 ASSETS
                                                  JUNE 30,       DEC. 31,
                                                    1997           1996
                                                -----------    -----------
Current Assets:
Cash                                             $   93,296     $ 394,569
Trade Accounts Receivable Net of Allowances for
  Doubtful Accounts of approximately $26,000
  and  $27,000  at June 30, 1997 and
  December 31, 1996,  Respectively                1,686,627     2,235,183
Due from officers                                   145,600       141,880
Inventories                                       3,084,435     2,534,862
Prepaid Expenses                                    258,013       132,238
                                                -----------    ----------
Total Current Assets                              5,267,971     5,438,732
                                                -----------    ----------

Office Equipment and Furnishings, Net             2,826,402     2,138,815
                                                -----------    ----------
Other Assets
   Trademarks, Trade Names and Patents, Net         432,258       443,754
   Deposits and Other Assets                      2,789,361     3,285,230
   Due From Affiliated Companies, Net               666,538       648,866
                                                -----------   -----------
Total Other Assets                                3,888,157     4,377,850
                                                -----------   -----------
   Total Assets                                 $11,982,530   $11,955,397
                                                ===========   ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable - Trade                     $   987,000   $   643,409
   Notes Payable - Bank                           1,503,001     1,658,001
   Current Portion of Long-Term Debt                360,000       280,000
   Accrued Expenses Payable                          76,049       119,503
                                                -----------   -----------
Total Current Liabilities                         2,926,050     2,700,913
                                                -----------   -----------

Long-term Debt, Less Current Portion              4,535,000     2,710,000
                                                -----------   -----------

Shareholders' Equity:
   Common Stock                                      37,067        37,020
   Additional Paid-in Capital                     3,177,790     3,172,337
   Retained Earnings                              1,398,939     1,418,014
   Foreign Currency Translation Adjustment      (    92,316)  (    82,887)
                                                -----------    ----------
   Total Shareholders' Equity                     4,521,480     4,544,484
                                                -----------    ----------
   Total Liabilities & Shareholders' Equity     $11,982,530   $11,955,397
                                                ===========   ===========

                          OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)



                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                             ENDED JUNE 30,           ENDED JUNE 30,
                               1997        1996          1997       1996
                             ----------  ----------    ----------  ----------
Gross Sales                  $3,031,391  $3,815,253    $5,604,184  $6,302,864
Allowances                      238,170      99,177       527,084     232,146
                             ----------  ----------    ----------  ----------
Net Sales                     2,793,221   3,716,076     5,077,100   6,070,718
Cost of Goods Sold            1,852,222   2,485,667     3,514,105   3,979,772
                             ----------  ----------    ----------   ---------
Gross Profit                    940,999   1,230,409     1,562,995   2,090,946

Cost and Expenses:
 Advertising and Promotion      188,053     176,282       305,760     257,552
 Selling and Administrative     543,796     537,434     1,157,905   1,143,690
 Interest Expense                89,449      62,644       189,001     104,014
                             ----------  ----------    ----------  ----------
   Total Cost and Expenses      821,298     776,360     1,652,666   1,505,256
                             ----------  ----------    ----------  ----------

Income (Loss)  From
  Operations                    119,701     454,049    (   89,671)    585,690
Interest Income                  35,127         655        65,924       3,831
                             ----------  ----------    -----------  ---------
Income Before Income Taxes      154,828     454,704    (   23,747)    589,521
Provision for Income Taxes       62,526     182,000    (    4,672)    222,000
                             ----------  ----------    -----------  ---------
Net Income (Loss)            $   92,302  $  272,704    ($  19,075)  $ 367,521
                             ==========  ==========    ===========  =========

Net Income (Loss) Per Share  $      .02  $      .07     $    (.01)  $     .10
                             ==========  ==========    ===========  =========

Earnings per share were calculated based on the weighted average common stock and common stock equivalent outstanding of 3,746,718 shares for the six months and three months ending June 30, 1997 and 3,802,911 shares for the six months and three months ended June 30, 1996. Common stock equivalents consist of options to purchase common stock.

                           OCEAN BIO-CHEM, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30
                              (Unaudited)

                                                  1997          1996
                                             -----------    -----------
Cash Flow used by Operating Activities:

  Net Income (Loss)                          ($   19,075)    $  367,521

Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:

Depreciation and Amortization                    107,776         87,628
Change in Assets and Liabilities:
  (Increase) decrease in Accounts Receivable     548,556    (   133,622)
  Increase in Inventory                      (   549,573)   (   664,165)
  Decrease (Increase) in Prepaid Expenses        511,227    (   114,784)
  Increase  in Accounts Payable
   and Accrued Expenses:                         198,738        338,082
                                             -----------    -----------
 Net Cash (Used) Provided by
   Operating Activities:                         797,649    (   119,340)
                                             -----------    -----------
Cash Flows From Financing Activities:
  Net Borrowings Under Line of Credit         (  155,000)       240,000
  Advances (to) From Affiliates               (   17,672)   (    16,621)
  Borrowings (Payment) on Debts, Net          (  138,454)       976,939
  Sale of Stock                                    5,500          7,169
                                             -----------    -----------
Net Cash Provided (Used) by
  Financing Activities                       (   305,626)     1,207,487
                                             -----------    -----------
Cash Flows From Investing Activities:
  Purchase Property, Plant, Equipment        (   783,867)   ( 1,920,870)
                                             -----------    -----------
  Net Cash Used by Investing Activities:     (   783,867)   ( 1,920,870)
                                             -----------    -----------
 Decrease in Cash Prior to
   Effect of Exchange Rate on Cash           (   291,844)   (   832,723)
 Effect of Exchange Rate on Cash            (     9,427)   (     7,555)
                                             -----------    -----------
  Net Decrease in Cash                       (   301,271)   (   840,278)
  Cash at Beginning of Period                    394,567        997,309
                                             -----------    -----------
  Cash at June 30,                           $    93,296    $   157,031
                                             ===========    ===========
Supplemental Information
  Cash Used for Interest During Period       $   173,710    $    80,350
  Cash Used for Income Taxes During Period   $    70,000    $   194,000
                                             -----------    -----------
The company had no cash equivalents at June 30, 1997 and 1996.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and a
line of credit from a commercial bank  to a limit of $2.9 million.   The line
of credit was renewed for one year in April 1997. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times. As of year end 1996 Registrant was in compliance with all terms.

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

Results of Operations For The Three Month Period April 1-June 30:

Gross Sales decreased approximately $784,000 or 21% when comparing the quarter ended June 30, 1997 with the comparable period of the preceding year. Management attributes the decrease to the loss of a filling contract at the Alabama Plant.

Cost of Goods Sold decreased approximately 4% as a percentage of gross sales when comparing the quarter ended June 30, 1997 with the quarter ended June 30, 1996. This decrease was due to changes in the product sales mix.

Advertising and Promotion expenses increased approximately $12,000 or 7% when comparing the three months ended June 30, 1997 to the three months ended June 30, 1996. This was not due to any one factor but reflects the effect of timing differences.

Selling and Administrative expenses increased approximately $6,000 or 1% when comparing the quarter ended June 30, 1996 to the comparable period in 1995. The increase was not attributable to any one factor.

Interest Expense increased approximately $27,000 comparing the quarter ended June 30, 1997 to the comparable period in 1996. This was primarily due to increased borrowings outstanding on the registrant's line of credit during this period and the interest on the borrowings to purchase the Alabama Plant.

Results of Operations For the Six Month Period January 1 - June 30

Gross Sales decreased 11% or approximately $699,000 when comparing the six month periods of 1997 and 1996. Management attributes the decrease to the loss of a filling contract at the Alabama Plant.

Cost of Goods Sold remained relatively constant at approximately 63% as a percentage of gross sales when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996.

Advertising and promotion expenses increased approximately 19% or $48,000 when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. This was primarily due to seasonal variations.

Selling and administrative expenses increased for the six months ended June 30, 1997 by approximately $14,000 or 1% when compared to the six months ended June 30, 1996. This was not significant.

Interest expense increased in 1997 for the six month period by approximately $85,000 when compared to the six month period of 1996 reflecting increased levels of borrowings outstanding from the Company's commercial lender during this period and the cost of debt associated with the Alabama Plant purchase.

PART II:  OTHER INFORMATION


Item l -     Legal Proceedings:   See the Registrant's 10K for the year ended
December 31, 1996

Item 2 -     Changes in Securities:  Not applicable

Item 3 -     Defaults Upon Senior Securities:  Not applicable

Item 4 -     Submission of Matters to Vote of Security Holders:
On May 14, 1996, at the Registrant's annual meeting, shareholders elected two directors; Peter Dornau and Jeffrey Tieger. 2,336,293 voted for Peter Dornau and 6,204 voted against; 2,336,587 voted for Jeffrey Tieger and 5,910 voted against. Shareholders also approved Infante, Lago & Co., Certified Public Accountants, by a vote of 2,336,587 for and 5,910 shares against, as the Registrant's auditors for 1997.

Item 5 -    Other Matters:  Not applicable

Item 6 -    Exhibits:  Not applicable

     (A)     Exhibits - Not applicable

     (B)     Reports on Form 8-K - Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OCEAN BIO-CHEM, INC.

Date:   August 13,1997

                                        /S/ PETER G. DORNAU
                                        --------------------------------
                                        Peter G. Dornau
                                        Chairman of the Board and
                                        Chief Executive Officer



                                        /S/ PETER G. DORNAU
                                        --------------------------------
                                        Peter G. Dornau
                                        Chief Financial Officer