Form 10-Q
period 1997-09-30
OCEAN BIO CHEM INC
filed 1997-11-10
CIK 350737

10q997





                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                              FORM 10-Q


     [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997
                   Commission File No. 0-11102

                        OCEAN BIO-CHEM, INC.
      ---------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Florida                                     59-1564329
--------------------------------              ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

4041 S. W. 47 Avenue, Ft. Lauderdale, FL           33314
---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

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

                YES    X                    NO
                     -----                      --------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$.01 Par Value Common Stock 10,000,000 shares authorized, 3,706,709 issued and outstanding at September 30, 1997

                    PART I - FINANCIAL INFORMATION
Item l.  Financial Statements
                          OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                             ASSETS
                                                SEPT. 30,          DEC.31,
                                                  1997              1996

Current Assets:
  Cash                                         $    152,143      $   394,569
   Trade Accounts Receivable Net Of
    Allowances For Doubtful Accounts Of
    $26,000 And $27,000 At September 30,1997
    And December 31, 1996, Respectively           2,761,808        2,235,183
   Due From Officers                                157,100          141,880
   Inventories                                    3,819,307        2,534,862
   Prepaid Expenses                                 189,029          132,238
                                               ------------      -----------
Total Current Assets                              7,079,387        5,438,732
                                               ------------      -----------

Property, Plant and Equipment, Net                3,949,772        2,138,815
                                               ------------      -----------

Other Assets:
  Funds held in escrow for construction           1,303,552        3,100,001
  Trademarks, Trade Names And Patents, Net          428,155          443,754
  Due From Affiliated Companies, Net                657,516          648,866
  Deposits And Other Assets                         333,593          185,229
                                                -----------      -----------
Total Other Assets                                2,722,816        4,377,850
                                                -----------      -----------
Total Assets                                    $13,751,975      $11,955,397
                                                ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable Trade                        $ 1,591,851      $   643,409
  Notes Payable - Bank                            2,704,001        1,658,001
  Current Portion Of Long-Term Debt                 350,000          280,000
  Accrued Expenses Payable                           89,491          119,503
                                                -----------      -----------
Total Current Liabilities                         4,735,343        2,700,913
                                                -----------      -----------

Long-term Debt, Less Current Portion              4,450,000        4,710,000
                                                 ----------      -----------
Shareholders' Equity:
  Common Stock                                       37,067           37,020
  Additional Paid-In Capital                      3,177,790        3,172,337
  Retained Earnings                               1,446,505        1,418,014
  Foreign Currency Translation Adjustment        (   94,730)      (   82,887)
                                                -----------      -----------
Total Shareholders' Equity                      $ 4,566,632      $ 4,544,484
                                                -----------      -----------

Total Liabilities & Shareholders' Equity        $13,751,975      $11,955,397
                                                ===========      ===========

                            OCEAN BIO-CHEM, INC.
                             AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                            FOR THE THREE MONTHS     FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           1997         1996          1997        1996
                          ------       ------        ------      ------

Gross Sales             $3,929,232   $ 2,972,020   $9,533,416   $9,274,884
Allowances                 318,331       123,267      845,415      355,413
                        ----------   -----------   ----------   ----------
Net Sales                3,610,901     2,848,753    8,688,001    8,919,471
Cost Of Goods Sold       2,634,352     1,916,677    6,148,457    5,896,449
                        ----------   -----------   ----------   ----------
Gross Profit               976,549       932,076    2,539,544    3,023,022

Cost And Expenses
  Adv. And Promotion       219,716       138,035      525,476      395,587
  Selling And Admin.       637,726       555,548    1,795,631    1,699,238
  Interest Expense          87,090        67,863      276,091      171,877
                        ----------   -----------   ----------   ----------
  Total Expenses           944,532       761,446    2,597,198    2,266,702
                        ----------   -----------   ----------   ----------
Income (Loss)  From
  Operations                32,017       170,630    (  57,654)     756,320
Interest Income             29,222         2,152       95,146        5,983
                        ----------   -----------   ----------   ----------
Income before provision
   for income taxes         61,239       172,782       37,492      762,303
Provision for Income
   taxes                    13,672        64,000        9,000      286,000
                        ----------   -----------   ----------   ----------
Net Income               $  47,567    $  108,782   $   28,492   $  476,303
                        ==========   ===========   ==========   ==========
Earnings Per Share:
Net Income Per Share     $     .01    $      .03   $      .01  $       .13
                        ==========   ===========   ==========  ===========

Earnings per share for the nine months ended September 30, 1997 and the three months ended September 30, 1997 were calculated on the basis of 3,744,201 weighted average common stock and common stock equivalent outstanding. For the nine and three months ended September 30, 1996, earnings per share were calculated using 3,791,283 weighted average common stock and common stock equivalent outstanding. Common stock equivalents consist of options to purchase common stock.

                 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                 1997            1996
                                                ------          ------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

  Net Income                                 $    28,492       $   476,303
    Adjustment to Reconcile Net Income
  To Net Cash Provided by Operations:
    Depreciation and Amortization:               164,185           139,821
  Change in Assets and Liabilities:
    Increase in Accounts Receivable          (   526,625)      (   442,741)
    Increase in Inventory                    ( 1,284,445)      (   618,494)
    Decrease (Increase) in Prepaid
    Expenses And other assets                  1,576,074       (   105,601)
    Decrease in Accounts Payable
     And Accrued Expenses                        918,430           655,978
                                             -----------       -----------
Net Cash Provided by Operating Activities        876,111           105,266
                                             -----------       -----------

Cash Flows From Financing Activities:
    Net Borrowings Under Line of Credit        1,046,000           900,000
    Advances to (from) Affiliates            (     8,650)           28,115
    Borrowings (Repayment) of Debt, Net      (   190,000)          762,408
    Sale of Stock                                  5,500             7,169
                                             -----------       -----------
Net Cash Provided  by Financing Activities       852,850         1,697,692
                                             -----------       -----------
Cash Flows From Investing Activities
    Purchase Property, Plant, Equipment      ( 1,959,544)      ( 1,957,760)
                                             -----------       ------------
Net Cash Used by Investing Activities        ( 1,959,544)      ( 1,957,760)
                                             -----------       ------------
    Decrease in Cash Prior
     to Effect of Exchange Rate on Cash      (   230,583)      (   154,802)
    Effect of Exchange Rate on Cash          (    11,843)            2,673
                                             -----------       -----------
    Net Decrease in Cash                     (   242,426)      (   152,129)
Cash at Beginning of Period                      394,569           997,309
                                             -----------       -----------
Cash at September 30,                        $   152,143       $   845,180
                                             ===========       ===========

Supplemental Disclosures of Cash Flow  Information:
Cash Paid During the Year for:
   Interest (Net of Amount capitalized)      $   276,091       $   132,000
   Income taxes                              $    70,000       $   271,000
                                             -----------       -----------

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
--------------------------------
The primary sources of the Registrant's liquidity are its operations and short term borrowings from a commercial bank to a limit of $2.9 million. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times. As of year end Registrant was in compliance with all terms. For the fourth quarter of 1997 the Registrant received a temporary increase of $400,000 on the line of credit to finance a seasonal increase in inventory and receivables. Such increase expires on December 31, 1997.

The Registrant is involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risks as a pricing issue.

During the past few years the Registrant has introduced various new products to the marketplace. This has required the Registrant to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to the overall operations of Registrant. Registrant believes that all required capital to maintain such increases can continue to be provided from operations and current lending arrangements.

Results of Operations For The Three Month Period July 1-September 30
--------------------------------------------------------------------
Gross sales increased approximately $957,000 or 32% comparing the quarter ended September 30, 1997 with the comparable period of the preceding year. Management attributes this primarily to the packaging and sales of antifreeze products during the quarter.

Cost of Goods Sold increased 2.5% as a percentage of gross sales for the quarter ended September 30, 1997 when compared to the 1996 quarter. This reflects the effect of the anti-freeze sales for the quarter.

Advertising and promotion expenses increased approximately $82,000 comparing the three month period ended September 30, 1997 to 1996. This is primarily due to customer advertising allowances.

Selling and administrative expenses increased approximately $82,000 or 14.7% comparing the quarter ended September 30, 1997 to the comparable period in 1996. This was not attributed to any particular factor.

Interest expense increased approximately $19,000 comparing the quarter ended September 30, 1997 to the comparable period in 1996. This was primarily due to higher interest rates and debt levels outstanding, and interest on the borrowings assumed for the purchase and expansion of the Alabama facility.

Results Of Operations For The Nine Month Period January 1-September 30
----------------------------------------------------------------------
Gross sales increased approximately $258,000 or 2.7% comparing the nine month periods in 1997 and 1996. This is primarily due to the sales and packaging of anti-freeze.

Cost of goods sold increased approximately 1% as a percentage of gross sales when comparing the nine months ended September 30, 1997 and 1996. This reflects the effects of the antifreeze sales during this period.

Advertising and promotion expenses increased approximately $130,000 or 33% when comparing the nine months ended September 30, 1997 and 1996. This reflects seasonal variations.

Selling and administrative expenses increased during 1997 by approximately $96,000 or 5.6% when compared to 1996. This was primarily due to the expenses associated with the Alabama operations.

Interest expense increased in 1997 for the nine month period by approximately $104,000 reflecting increased borrowings outstanding during the period and the interest on the borrowings assumed in the purchase of the Alabama Plant.

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


           OCEAN BIO-CHEM, INC.


   Date:   NOVEMBER 10, 1997       /s/  Peter Dornau
   -------------------------       ------------------------
                                    Peter G. Dornau
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer



                                   /s/ Peter Dornau
                                   -------------------------
                                    Peter G. Dornau
                                    Chief Financial Officer