Form 10-K
period 1997-12-31
OCEAN BIO CHEM INC
filed 1998-03-30
CIK 350737

10k1297.TXT        SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10K


       /x/ Annual Report Pursuant to Section 13 or 15(d) of the

           SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the Fiscal Year Ended December 31, 1997

Commission File 2-70197
                -------
                         OCEAN BIO-CHEM, INC.
------------------------------------------------------------------------------
        (Exact Name of Registrant as specified in its charter)

                         Florida                59-1564329
-----------------------------------          -----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

 4041 S. W. 47 Avenue, Fort Lauderdale, Florida             33314
------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code     (954) 587-6280
                                                         --------------
Securities registered pursuant to Section 12 (g) of the Act

                     Common Stock, Par Value $.01
-------------------------------------------------------------------------------
                          (Title of Class)

      Indicate by check mark whether the registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X        No
              --------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  $2,208,518 as of February 1, 1998.

      Indicate   the  number  of  shares   outstanding  of   registrant's
common  stock  as  of February 1, 1998.

      3,753,017 shares of Common Stock, par value $.01 per share.

                 DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 1997.

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

Marine: The Marine line consists of polishes, cleaners, protectants, waxes of various formulations. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants and antifouling additives and anti-freeze coolants.

Recreational Vehicle: The Recreational products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors and anti-freeze coolants.

Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

Although the above products are utilized for different types of vehicles and boats, they all constitute one industry segment.

Manufacturing: The Company manufactures and packages its products as well as contracting unrelated companies to package products which are manufactured to the Company's specifications, using the Company's formulas for each product. All raw materials used in manufacturing are readily available. Each external packager enters into a confidentiality agreement with the Company. The Company has patent protection on some of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. Manufacturing is primarily performed by four entities located in four states, primarily in the northeastern area of the country. The Company believes that the arrangements with the present manufacturers are adequate for its present needs. In the event the arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

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

A contract of the Company at its Alabama facility to package antifreeze for a third party terminated December 31, 1996. Gross packaging revenues from this operation amounted to approximately $2,100,000 during fiscal 1996. The Company has no prospects of a third party to replace the terminated operations. The Company believes it will be able to replace this business during the coming years. The Company produced a private label line of antifreeze in 1997. Gross sales of the Company's antifreeze were $1.7 million in 1997.

On December 20, 1996, the registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue new Industrial Development Bonds in the amount of $4,990,000 to repay certain financing costs and to expand the capacity of the Alabama facility. The arrangement consisted of $990,000 tax free bonds and $4,000,000 taxable bonds. During 1997 the taxable bonds were refinanced with tax free bonds.

Marketing:   The Company's marine products and recreational products are sold through national retail chains such as Wal-mart and K mart and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has two customers to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from public warehouse facilities. As of this date the Company has no significant backlog of orders. The registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year.

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

Personnel: The Company employs approximately 28 full time employees at its Ft. Lauderdale office. These employees are engaged in administration, clerical and accounting areas. The Company contracts with approximately 250 independent sales representatives who, along with the management and internal sales staff of the Company, represent the sales staff. An additional 20 persons are employed at the manufacturing facility in Alabama.

New Product Development: The Company continues to develop specialized products for the marine and recreational trade. The Company believes that current operations are sufficient to meet development expenditures without securing external funding.


                  Financial Information Relating to
             Approximate Domestic and Canadian Total Sales
             ---------------------------------------------
                          Year Ended December 31,
                        1997             1996             1995
                      -------         ---------       -----------
United States:
  Northeast        $ 3,780,000       $ 3,065,000      $ 2,776,000
  Southeast          1,654,000         3,623,000        1,115,000
  Central            4,082,000         3,678,000        3,992,000
  West Coast         2,754,000         1,612,000        1,248,000
                   -----------       -----------      -----------
                    12,270,000        11,978,000        9,131,000

Canada                 580,000           459,000          569,000
(US Dollars)      ------------      ------------      -----------
                  $ 12,850,000      $ 12,437,000      $ 9,700,000
                  ============      ============      ===========

Item 2, Properties
------------------
The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and held under a lease with an entity owned by officers of the Company which expires April 30, 1998. The lease covers approximately 12,000 square feet of office and warehouse space at an annual rental approximately $84,000 including applicable sales taxes and subject to annual increases/decreases based
on the prevailing prime lending rate.   This space has been leased since 1988.
The Company expects to renew this lease for another five years at market rates.

In November 1994 the Company leased an approximately 10,000 square foot building for manufacturing, warehousing and office space. The agreement calls for a one year rental renewable yearly for five years. The cancellation requires a one year notification. The annual rental is approximately $69,000 which can be increased at each annual lease anniversary for the change in the consumer price index for the Miami area. For the year ended December 31, 1997 the annual rental was approximately $83,000.

The Kinpak facility contains approximately 50,000 square feet of office, plant and warehouse space located on approximately 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. On December 20, 1996 the Registrant obtained an industrial revenue bond in the amount of $4,990,000 (of which

$4,000,000 was taxable) to repay certain amounts used in the financing of the facility and for expansion of such facility to meet the Registrant's expected future capacity. This bond, to the extent of $4,000,000, was refinanced with a tax exempt industrial revenue bond in March 1997. Of this amount, approximately $1,043,000 is held in trust to pay for the equipping of an additional 60,000 square foot building which was completed in October 1997.

Item 3.  Legal Proceedings
--------------------------
The Company from time to time, in the ordinary course of business, is named as a defendant in law suits. In management's opinion, the gross liability from such lawsuits is not considered to be material to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

Item 5. Market For the Registrant's Common Equity and Related Stockholder
Matters
-------------------------------------------------------------------------
A. The Registrant's Common Stock was sold to the public initially on March 26, 1981. The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 1997 and 1996 is presented below.

  Market Range of
  Common Stock Bid:    1st Qtr.    2nd Qtr.   3rd Qtr.   4th Qtr.
                       --------    -------    --------   --------
  1997  High            $2.38       $2.38      $2.29      $1.94
        Low             $1.88       $1.75      $1.75      $1.25

  1996  High            $3.38       $3.25      $2.75      $2.75
        Low             $2.38       $2.19      $2.25      $2.03

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 600 at December 31, 1997. The aforementioned number was calculated from a list provided by the transfer agent and registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. The Registrant has not paid any cash dividends since it has been organized. However, in 1995 and 1996 the Company issued 5% stock dividends.

D. The Company has no other dividend policy except as stated in C. directly above.

Item 6. Selected Financial Data
-------------------------------
The following tables set forth selected financial data as of, and for the years ending December 31,

                   1997         1996         1995        1994       1993
                -------      -------     --------    --------   ----------
Income
Statement

Gross Sales $12,849,507   $12,436,918  $ 9,700,193 $ 9,462,547  $ 8,326,496

Net Sales   $11,599,113   $11,826,340  $ 9,042,181 $ 8,915,154  $ 7,702,687

Net Income
(loss)     ($   168,506)  $   354,672  $   540,542 $   694,616  $   558,210

Earnings
(loss) per
common share      ($.05)         $.09         $.15        $.19         $.15


Balance Sheet

Working
Capital     $ 1,976,517   $ 2,737,817  $ 2,736,587  $ 2,355,195  $ 2,108,696

Total
Assets      $13,276,542   $11,955,397  $ 6,747,770  $ 5,722,028  $ 4,822,530

Long Term
Obligation  $ 4,370,000   $ 4,710,000       -       $     7,501  $   118,734

Total
Liabilities $ 8,866,122   $ 7,410,913  $ 2,571,765  $ 2,257,408  $ 2,059,291

Shareholders'
Equity      $ 4,410,420   $ 4,544,484  $ 4,176,005  $ 3,464,620  $ 2,763,239

Earnings per common share for the years prior to 1997 have been restated to reflect the adoption of Statement of Financial Accounting Standard 128 "Earnings per Share." This statement requires restatement of prior periods presented to conform with the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. The Registrant's line of credit commitment is currently $2.9 million by its commercial bank. The total borrowings under the line can aggregate up to $2,900,000 and is subject to renewal in April 1998. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times. As of year end Registrant was not in compliance with some of the terms, however, Registrant has received a waiver from its commercial bank.

Pursuant to the purchase and expansion of the Alabama facility, the Registrant closed on an industrial revenue bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During March 1997 the Registrant refinanced on $4,990,000 of such bonds of which $1,042,612 is held in trust for equipping the expansion.

The bonds are marketed weekly at the prevailing rates for such instruments. Currently such bonds carry interest between 5 1/4% to 5 % annually. Interest and principal are payable quarterly. The Registrant feels that current operations are sufficient to meet these obligations.

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

Fourth Quarter Results:
-----------------------
For the fourth quarter ended December 31, 1997 and 1996, Gross Margin percentages were 22% and 32%, respectively. This was primarily due to the product sales mix during these quarters. Lower margin antifreeze sales changed the sales mix ratio during this quarter. Additionally, interest expense increased approximately $74,000 due to higher borrowing levels and the interest on the Bonds.

Results of Operations:
----------------------
Calendar Year 1997/1996: Sales and earnings varied when comparing the year ended 1997 to 1996 principally due to the factors enumerated below.

Net Sales - Net sales decreased 1.9% or approximately $227,000 for the year ended 1997 over 1996. This was not due to any one particular factor.

Cost of Goods Sold - Cost of goods sold increased 2% or approximately $545,000 as a percentage of gross sales when comparing 1997 to 1996. Management attributes this to the change in the product sales mix.

Advertising and Promotion - Advertising expense increased approximately $110,000 or 16% when comparing 1997 to 1996. This was primarily due to increased expenditures in catalog advertising.

Selling, General and Administrative - Selling, general and administrative expenses decreased approximately $34,000 or 1% when compared to 1996. Such decrease was primarily attributable to a decrease in litigation expenditures.

Interest Expense - Interest expense increased by approximately $178,000 or 71% over 1996. The increase was primarily due to increased borrowing levels, increased rates on the Registrant's line of credit and interest on the Industrial Revenue Bonds outstanding.

Calendar Year 1996/1995: Sales and earnings varied when comparing the year ended 1996 to 1995 principally due to the factors enumerated below.

Net Sales - Net sales increased approximately 31% or $2,784,000 for the year ended 1996 over 1995. This is due to primarily to the inclusion of the temporary operating results of the Alabama facility.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
See financial statement as set forth in item 14.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure
----------------------------------------------------------------------------
None.

                               PART III

Item 10.  Executive Officers and Directors of the Registrant
-----------------------------------------------------------
The following tables set forth the names and ages of all elected directors and officers of the Registrant, as of December 31, 1997.

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

    NAME                       OFFICE                        AGE
--------------        ----------------------------------    -----
Peter G. Dornau       President and Director                  58
                      Since 1973

Jeffrey Tieger        Vice President-Secretary & Director     54
                      Since 1977

Julio DeLeon          Vice President, Finance                 46
                      Since 1994

Peter Dornau, a founder of the Company, has been President and a Director since 1973.

Jeffrey Tieger joined the Company in June 1977 as Vice President-Advertising.

Julio DeLeon joined the Company in June 1988 as Corporate Controller. In 1994 the Board of Directors elected Mr. DeLeon to serve as Vice President of Finance.

Item 11. Management Remuneration and Transactions
-------------------------------------------------
The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual stockholder's meeting which shall be sent out to stockholders prior to 120 days past the Registrant's year end of December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth information at December 31, 1997 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title of Name and Address of                  Amount and Nature of  Percent
Class    Beneficial Owner                     Beneficial Ownership
                                              of Class
-------  -----------------------------------  --------------------  -------
Common   Peter G. Dornau, President, Director     2,351,509*          57.4%
         4041 S. W. 47 Avenue
         Ft. Lauderdale, FL 33314

Common   All Directors and officers as a group    2,475,591           60.4%
         3 individuals

Common   First Wilshire                             267,772            7.21%
         Securities Management, Inc.
         727 West Seventh Street
         Los Angeles, CA

*Includes Options to purchase 281,000 shares as follows:

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

Pursuant to the Company's various stock option plans Mr. Dornau may exercise 31,000 shares within 60 days of the issuance of the Registrant's financial statements.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
On April 4, 1988, the Company entered a five year lease with a five year option for approximately 12,000 square feet of office and warehouse facilities in Ft. Lauderdale, Florida from an entity owned by officers of the Registrant. The lease requires a minimum rental of $84,000 with provision for yearly increases based on the Consumer Price Index (base: March 1988=100) and has provision for real estate taxes, operating and maintenance charge pass through. Additionally, the annual rental can increase or decrease 7% annually for every 1% increase or decrease in the lessor's commercial bank's rate from a base of 8.5%.

The Registrant has rights to the "Star brite" name and products only for the United States and Canada as a condition to its original public offering. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1997 and 1996 amounts owed to Registrant by the two companies was approximately $691,000 and $596,000, respectively. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant on its bank line of credit.

A subsidiary of the Registrant currently uses the services of an entity which is owned by the President of the Registrant to conduct product research and development. The entity received $30,000 per year for the years 1997, 1996 and 1995 under such relationship.

Item 14.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report.

   (A)  Consolidated Financial Statements.

        (i) Consolidated Balance Sheets, December 31, 1997 and 1996.

       (ii) Consolidated Statements of Income for each of the three years ended December 31, 1997, 1996, and 1995.

      (iii) Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1997, 1996, and 1995.

       (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997, 1996 and 1995.

        (v)  Notes to Consolidated Financial Statements.

       (vi) Schedules for each of the three years Ended December 31, 1997, 1996 and 1995.

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



                           OCEAN BIO-CHEM, INC.
                           --------------------
                           Registrant



                           By: /S/ Peter G. Dornau
                           ------------------------------
                           PETER G. DORNAU
                           Chairman of the Board of Directors
                           and Chief Executive Officer

                           March 27, 1998



                           By: /S/ Petre G. Dornau
                           -----------------------------------
                           PETER G. DORNAU
                           Chief Financial Officer

                           March 27, 1998

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                           By: /S/ Jeffrey Tieger
                           -------------------------------
                           JEFFREY TIEGER
                           Director

                           March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders meeting. Copies of such shall be sent to the SEC pursuant to current requirements.

                           EXHIBIT (See 22)
                           ----------------

The following is a list of the Registrant's subsidiaries:

       Name                                       Ownership %
-------------------------------------             -----------
 Star brite Distributing, Inc.                         100
 Star brite Distributing Canada, Inc.                  100
 D & S Advertising Services, Inc.                      100
 Star brite Sta-Put, Inc.                              100
 Star brite Service Centers, Inc.                      100
 Star brite Marine, Inc.                               100
 Kinpak Inc.                                           100

                 OCEAN BIO-CHEM INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1997, 1996 and 1995




                                                                 Page
                                                                 -----

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

                        INFANTE, LAGO & COMPANY
   ILC                CERTIFIED PUBLIC ACCOUNTANTS
  Members of:                                   Biscayne Centre  Suite 288
   American Institute of CPAs                   11900 Biscayne Boulevard
    SEC Practice Section                        North Miami, Florida 33181
    Private Companies Practice Section          Telephone [305] 893-4341
    Tax Division                                Fax [305] 893-4507
    Personal Financial Planning Section
   Florida Institute of CPAs



                      REPORT OF INDEPENDENT AUDITORS
                      ------------------------------


    To the Shareholders and Directors
    Ocean Bio-Chem, Inc.

    We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. ("the Company") and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



    March 19, 1998

                   OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1997 and 1996

ASSETS

Current assets:                                       1997         1996
                                                 -----------   ------------
 Cash                                            $   787,411   $    394,569
 Trade accounts receivable net of allowance for
  doubtful accounts of approximately $35,000
  and $27,000, respectively (Note 3)               2,158,233      2,235,183
 Inventories (Note 3)                              3,237,207      2,534,862
 Due from Officers                                   197,200        141,880
Prepaid expenses and other current assets             92,588        132,238
                                                 -----------   ------------
   Total current assets                            6,472,639      5,438,732
                                                 -----------   ------------

Property, plant and equipment, net (Note 2)        4,141,031      2,138,815
                                                 -----------   ------------
Other assets:
 Funds held in escrow for construction (Note 4) 1,042,612 3,100,001 Trademarks, trade names, and patents, net
   of accumulated amortization (Note 1)              422,407        443,754
 Due from affiliated companies, net (Note 7)         733,644        648,866
 Deposits and other assets                           464,209        185,229
                                                 -----------   ------------
    Total other assets                             2,662,872      4,377,850
                                                 -----------   ------------
       Total Assets                              $13,276,542    $11,955,397
                                                 ===========   ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable trade                          $   718,217    $   643,409
 Note payable  bank (Note 3)                       3,254,158      1,658,001
 Current portion of long-term debt (Note 4)          340,000        280,000
 Accrued expenses payable (Note 5)                   183,747        119,503
                                                 -----------   ------------
   Total current liabilities                       4,496,122      2,700,913
                                                 -----------   ------------
Long-term debt less current portion (Note 4)       4,370,000      4,710,000

Commitments and contingencies (Notes 5, 8, 9 and 10)

Shareholders' equity (Note 10):
 Common stock - $.01 par value, 10,000,000 shares
  authorized, 3,753,017 and 3,702,078 shares
  issued and outstanding at December 31, 1997 and
  1996 respectively                                   37,530         37,020
 Additional paid-in capital                        3,232,327      3,172,337
 Foreign currency translation adjustment         (   108,945)  (     82,887)
 Retained Earnings                                 1,249,508      1,418,014
                                                 -----------   ------------
   Total shareholders' equity                      4,410,420      4,544,484
                                                 -----------   ------------
      Total Liabilities and Shareholders Equity  $13,276,542    $11,955,397
                                                 ===========   ============
The accompanying notes are an integral part of these financial statements.

                   OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1997, 1996, and 1995

                                    1997           1996          1995
                                ------------   ------------   ------------

Gross sales                     $12,849,507     $12,436,918    $9,700,193
Less returns and allowances       1,250,394         610,578       658,012
                                -----------     -----------    -----------
Net sales                        11,599,113      11,826,340     9,042,181
Cost of goods sold                8,331,510       7,786,510     5,218,566
                                -----------     -----------    -----------
Gross profit                      3,267,603       4,039,830     3,823,615

Operating expenses:
Advertising and promotion           807,059         697,533       828,302
Selling and administrative        2,533,557       2,567,295     2,060,409
Interest (Notes 3 and 4)            427,600         250,050        95,280
                                -----------     -----------    -----------
    Total Operating Expenses      3,768,216       3,514,878     2,983,991
                                -----------     -----------    -----------
Operating profit (Loss)        (    500,613)        524,952       839,624
Interest and other income           236,519          43,416        26,755
                                -----------     -----------    -----------
Income (Loss) before provision
(credit) for income taxes      (    264,094)        568,368       866,379

Provision (credit)
 for income taxes              (     95,588)        213,696       325,837
                               -------------    -----------    -----------
Net income (Loss)              ($   168,506)   $    354,672    $  540,542
                               =============   ============    ===========
Earnings (Loss) per
common share (Note 12)             ($   .05)        $   .10       $   .16
                                   =========        =======       =======

Earnings (Loss) per common share
assuming dilution (Note 12)        ($   .05)        $   .09       $    .15
                                   =========        =======       ========
Earnings per common share for the years prior to 1997 has been restated to reflect implementation of SFAS 128, "Earnings per Share", which requires the restatement of prior period earnings per share to conform with the current year presentation. Accordingly, prior periods have been restated to conform with statement 128.



The accompanying notes are an integral part of these financial statements.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, and 1995

                                                           Foreign
                               Additional                 currency
           Common Stock           paid-in  Retained    translation
Balances   Shares      Amount     capital  Earnings    adjustments     Total
---------  ------------------  ---------- ----------   -----------  ----------
January 1, 3,044,812  $30,448  $2,016,915 $1,484,808   ($  67,551)  $3,464,620
 1995

Net income                                   540,542                   540,542

Stock
Dividend     152,122    1,521     454,839 (  456,704)                 (    344)

Stock Issue  316,030    3,161     179,000                              182,161

Foreign
currency
translation
adjustment                                             (   10,974)     (10,974)
            -----------------  ----------- ----------  -----------  ------------
December 31,
  1995     3,512,964  $35,130   $2,650,754 $1,568,646  ($  78,525)  $4,176,005

Net Income                                    354,672                  354,672

Stock
Dividend     175,648    1,756      503,217 (  505,304)               (     331)

Stock Issue   13,466      134       18,366                              18,500

Foreign
currency
translation
adjustment                                              (   4,362)   (   4,362)
           ---------  --------   ---------- ----------  ----------  -----------
December
31, 1996   3,702,078  $37,020    $3,172,337 $1,418,014  ($  82,887) $4,544,484


Net Loss                                    (  168,506)             (  168,506)

Stock Issue   50,939      510       59,990                              60,500

Foreign
currency
translation
adjustment                                               (  26,058) (   26,058)
           ---------- --------  ----------- ----------  ----------  -----------
December
31, 1997   3,753,017  $37,530   $3,232,327  $1,249,508   ($108,945) $4,410,420
           =========  =======   ==========  ==========  =========== ===========
The accompanying notes are an integral part of these financial statements.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995

                                              1997         1996         1995
                                           ----------   ----------  -----------
Cash flows from operating activities
 Net income (Loss)                         ($ 168,506)  $  354,672   $  540,542
Adjustments to reconcile net income (loss)
 to net cash (used) provided by operations:
   Depreciation and amortization              232,435      203,580       97,376
Change in assets and liabilities:
   (Increase) decrease in
      accounts receivable                      76,950   (  228,765)  (   15,860)
   Increase in inventory                   (  702,345)  (  496,112)  (  111,104)
   Increase in prepaid expense             (  214,233)  (  174,654)  (  156,884)
   Increase (decrease) in accounts payable
    and accrued expenses                       58,635      188,739   (   79,497)
                                           ----------   ----------   -----------
Net cash (used) provided by operating
      activities:                          (  717,064)  (  152,540)     274,573
                                           ----------   ----------   -----------
Cash flows from financing activities:
 Net borrowings under line of credit        1,596,157   (  331,999)     423,333
 Borrowings in trust for construction       2,057,389   (3,100,001)        -
 Issuance of bonds                              -        4,990,000         -
 Advances to affiliates, net               (   84,778)  (   16,487)  (  261,632)
 Payments on debt                          (  280,000)  (    7,592)  (   29,479)
 Issuance of common stock                      60,500       18,169      181,817
                                           ----------   -----------  -----------
Net cash provided by financing activities:  3,349,268    1,552,090      314,039
                                           ----------   -----------  -----------
Cash flows used by investing activities:
 Purchase of property, plant and equip.    (2,213,304)  (1,997,928)  (  151,740)
                                           ----------   -----------  -----------
Net cash used by investing activities:     (2,213,304)  (1,997,928)  (  151,740)
                                           ----------   -----------  -----------
Increase (decrease) in cash prior to
 effect of exchange rate on cash              418,900   (  598,378)     436,872
Effect of exchange rate on cash            (   26,058)  (    4,362)  (   10,974)
                                           ----------   -----------  -----------
Net increase (decrease) in cash               392,842   (  602,740)     425,898
Cash at beginning of year                     394,569      997,309      571,411
                                           ----------   -----------  -----------
Cash at end of year                        $  787,411   $  394,569   $  997,309
                                           ==========   ===========  ===========
Supplemental Information
 Cash used for interest during period      $  366,519   $  241,184   $   90,029
 Cash used for income taxes during period  $   65,000   $  249,000   $  399,096

The Company had no cash equivalents at December 31, 1997, 1996 and 1995.

The accompanying notes are an integral part of these financial statements.

                   OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1997, 1996, and 1995

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

Prepaid advertising and promotion - During the years ended December 31, 1997 and 1996, the Company introduced several new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 1997 and 1996, the accumulated cost of materials on hand and other deferred promotional costs that will be charged against subsequent years operations amounted approximately to $58,000 and $61,000, respectively.

Office equipment and furnishings - Office equipment and furnishings are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method.

Property and Plant - On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc., a subsidiary of Kinark, Inc. The assets consist of a plant facility of approximately 50,000 square feet on approximately 20 acres in Montgomery, Alabama. The facility has filling and blow-molding capacity. The cost of the facility was $1,850,000 including an assumption of debt of $990,000. In October 1997 the Company completed an addition to the Alabama facility of approximately 60,000 square feet at a cost of $1.7 million.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers and no one customers's receivable exceeds 10% of the total balance. As of December 31, 1997, the Company had no significant concentration of credit risk.

Fair Value of Financial Instruments - The carrying amount of cash approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Income taxes - The Company and its subsidiaries file consolidated income tax returns. The Company has adopted application SFAS 109 and this pronouncement caused no material changes on the financial statements. There are no significant temporary differences.


The Components of income taxes are as follows:

                      Year ended December 31,
                                   1997          1996         1995
                                ---------     ----------   ----------
  Current Provision (Benefit):
     Federal Current            ( $97,218)      $182,711     $278,461
            Deferred               18,271           -            -
               State            (  16,641)        30,985       47,376
                                ----------     ----------   ----------
               Total             ($95,588)      $213,696     $325,837
                                ----------     ----------   ----------

The reconciliation of income tax expense (credit) at the statutory rate to the reported income tax expense is as follows:

                                         Year Ended December 31,
                                           1997      1996      1995
                                        --------   -------  --------
    Computed at statutory rate           (34.0%)     34.0%     34.0%
    State tax, net of federal benefit     (3.6)       3.6       3.6
    Other, net                             1.4         -         -
                                        --------   -------  --------
    Effective tax rate                   (36.2%)     37.6%     37.6%
                                        --------   -------  --------

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

Reclassifications - Certain financial statement items for the years ended December 31, 1996 and 1995 have been reclassified to conform with the 1997 presentation.

Note 2 - Office equipment and furnishings:

The Company's office equipment and furnishings consisted of the following:

                                                       December 31,
                                                   1997         1996
                                               -----------  -----------
    Land                                       $   278,325  $   278,325
    Building                                     3,187,383    1,012,097
    Manufacturing and warehouse equipment          841,981      816,089
    Office equipment and furniture                 370,307      457,781
     Leasehold improvements                         60,739       60,739
                                               -----------  -----------
                                                 4,738,735    2,625,031
    Accumulated depreciation                       597,704      486,216
                                               -----------  -----------
    Property, plant and equipment, net          $4,141,031   $2,138,815
                                               ===========  ===========

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $209,695, $180,588 and $74,384 respectively. Depreciation expense includes the amortization of capital lease assets.

Included in property, plant and equipment are the following assets held under capital leases:

                                                    1997        1996
                                                ----------  ----------
    Land                                        $  278,325  $  278,325
    Building                                     3,187,383   1,012,097
    Manufacturing and warehouse equipment          594,473     592,455
                                                ----------  ----------
                                                 4,060,181   1,882,877
    Less accumulated amortization                  174,715      76,694
                                                ----------  ----------
    Total                                       $3,885,466  $1,806,183
                                                ==========  ==========
On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. The assets consist of a plant facility of approximately 50,000 square feet. In order to meet the Registrant's future need, the Registrant entered into an agreement with the City of Montgomery to issue Industrial Revenue Bonds to cover the expansion of the Alabama facility (see Note 4). The expansion consists of an additional building on the site of approximately 60,000 square feet to facilitate the filling operation. The addition was completed in October 1997. For future payments on the capitalized lease see Note 4.

Note 3 - Note payable, bank:

The Registrant currently has a line of credit with a limit of $2.9 million from a commercial bank. Under the agreement, Registrant is required to maintain a minimum working capital of $1.5 million, debt to tangible net worth of 2.0 to
1.0 and debt coverage of 1.7 times. The line is secured by the Registrant's inventory and accounts receivable. As of year end 1997, Registrant was not in compliance with some of the requirements, however, the Registrant has received a waiver from its commercial bank.


Note 4 - Long-term debt:

Long term debt at December 31, 1997 consisted of the following:

Obligation pursuant to capital lease financed through Industrial Revenue Bonds; principal payable quarterly at various specified amounts. Interest computed weekly at market rates. Interest and principal payable quarterly.

                                Long-Term
     Current Portion            Portion
     ---------------            --------------------
      $ 340,000                     $4,370,000

Payment obligation attributable to the foregoing are tabulated below:

    Year Ending December 31,

                       1998    $  340,000
                       1999       300,000
                       2000       310,000
                       2001       320,000
                       2002       320,000
                 Thereafter     3,120,000
                             ------------
                       Total   $4,710,000
                             ============
On December 20, 1996 the Registrant issued $4,990,000 of Industrial Revenue Bonds in order to finance the expansion of the Alabama property and to refinance the acquisition costs. Certain portion of these bonds were reissued in March of 1997 in order to take advantage of tax free financing. The Bonds have varying maturities beginning on June 1, 1997 and ending on June 1, 2006. Interest is computed weekly at market rates. Interest and principal are payable quarterly.

Note 5 - Income taxes:

Accrued state and federal income taxes were approximately $22,000 in 1997 and $3,000 in 1995.

Note 6 - Litigation

The Company from time to time, in the ordinary course of business, is named as a defendant in lawsuits. In management's opinion, the gross liability from such lawsuits is not considered to be material to the Company's financial condition or results of operations.

Note 7 - Related party transactions:

At December 31, 1997 and 1996, the Company had amounts due from affiliated companies aggregating $734,000, and $649,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Registrant's products in Europe, Asia and South America. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. Advances bear interest at the rate of interest charged to the Registrant on its line of credit. The Company expects to renew this lease for another five years at market rates.

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

The following is a schedule by years of minimum future rentals on the noncancellable operating lease as of December 31, 1997:

                      1998         $ 90,000
                      1999           69,000
                Thereafter             -
                                  ---------
                     Total         $159,000
                                  =========
Note 9 - Licensing agreement:

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

     Options Outstanding         Option Price       Expiration Date
     -------------------         ------------       ------------------
          110,000                 $2.25-2.48        November 28, 1998


During 1992 the Company adopted an incentive stock option plan covering 200,000 shares of common stock. The following schedule shows the status of outstanding options under this plan.

      Options Outstanding        Option Price       Expiration Date
      -------------------        ------------       -------------------
           10,000                 $2.25             November 28, 1998

Common stock equivalents consist of options to purchase common hares. For the year ended December 31, 1997, the inclusion of such options would have been anti-dilutive and therefore were omitted.

In 1994 the Company adopted a non-qualified employee stock option plan covering 400,000 shares of common stock. The following schedule shows the status of outstanding options under the plan.

      Options Outstanding       Option Price       Expiration Date
      -------------------       ------------       --------------------
           92,000               $2.00              January 22, 2000
           97,000               $2.00              January 29, 2001

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

                                     1997       1996        1995
                                  ---------- ----------  ----------
    Net Income (Loss)As reported  ($168,506)  $354,672    $540,542
    Pro forma                     ($204,606)  $314,149    $514,496

    Earnings per shareAs reported ($    .05)  $    .09    $    .15
    Pro forma                     ($    .06)  $    .08    $    .15

A summary of the Company's three stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, is presented below:

                           1997              1996               1995
                     ----------------  -----------------  -----------------
                             Weighted           Weighted           Weighted
                             Avg.               Avg.               Avg.
                             Exercise           Exercise           Exercise
                     Shares  Price     Shares   Price     Shares   Price
                     ------- --------  -------  --------  -------  --------
Options Outstanding
at beginning of year 623,000  $1.94    536,000   $1.92    740,000    $1.44
Granted                 -       -       97,000   $2.00     92,000    $2.00
Exercised           ( 64,000) $1.38    (10,000)    -     (296,000)     -
                    -------- --------  -------  --------  --------  --------
Outstanding at
 End of Year         559,000  $2.01    623,000   $1.94    536,000    $1.92
                    ======== ========  =======  ========  =======   ========

The following table summarizes information about the stock options outstanding at December 31, 1997:

                     Options Outstanding            Options Exercisable
                 --------------------------------  -----------------------
                             Weighted    Weighted               Weighted
                 Number      Average     Average   Number       Average
Range of         Outstanding Remaining   Exercise  Exercisable  Exercise
Exercise Prices  at 12/31/97 Contractual Price     at 12/31/97  Price
                             Life
                 ----------- ----------- --------  -----------  ----------
 $1.38-$2.25     370,000       9.0 yrs.    $2.01     346,000      $2.00
       $2.20     189,000       2.6 yrs.    $2.00      56,200      $2.00
 $1.38-$2.25     559,000       2.4 yrs.    $2.01     402,200      $2.00

Under the three option plans adopted by the Company, at the discretion of the Board of Directors, grants are given to selected executives and other key employees. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option if not exercised.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995: risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.62%.

Note 11 - Major Customers

The Company has two major customer, Wal-mart and West Marine. Sales to these customers represent approximately 11% and 15%, respectively. The Company enjoys good relations with these customers. However, the loss of either customer could have an adverse impact on the Company.

Note 12 -

Earnings per common share for the years ended December 31, 1997, 1996 and 1995 were calculated on the basis of 3,708,053; 3,634,625 and 3,302,840 weighted average common stock outstanding under the provision stated in Financial Accounting Statement 128. The years prior to 1997 have been restated to conform with the 1997 presentation. Earnings per common share assuming dilution for the years ended 1996 and 1995 were calculated on the basis of 3,799,126 and 3,506,580 shares, respectively. Common stock equivalents consist of stock options. For the years ended December 31, 1997, common stock equivalents were not included since the result would have been anti-dilutive.