Form 10-Q
period 1998-03-31
OCEAN BIO CHEM INC
filed 1998-05-14
CIK 350737

10q398




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


     [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

             YES     X      NO
                --------      ---------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        $.01 Par Value Common Stock, 10,000,000 shares authorized.
            3,753,017 issued and outstanding at March 31, 1998.

                     PART I - Financial Information

 Item l.  Financial Statement

                  OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------
                                                    MARCH 31,      DEC. 31,
                                                     1998            1997
                                                    ---------     ----------
Current Assets:
 Cash                                             $    10,473    $   787,411
 Trade accounts receivable net of allowance
    for doubtful accounts of $35,000 at March 31,
    1998 and December 31, 1997.                     2,416,951      2,158,233
 Due from Officers                                    167,100        197,200
 Inventories                                        3,521,964      3,237,207
 Prepaid Expenses                                      89,184         92,588
                                                 ------------    -----------
      Total Current Assets                          6,205,672      6,472,639
                                                 ------------    -----------

Property, Plant and Equipment, Net                  4,137,667      4,141,031
                                                 ------------    -----------
Other Assets:
 Trademarks, trade names and patents, net             416,659        422,407
 Funds held in escrow for construction              1,027,582      1,042,612
 Due from Affiliated Companies, Net                   715,849        733,644
 Deposits and other assets                            407,636        464,209
                                                -------------    -----------
    Total Other Assets                              2,567,726      2,662,872
                                                -------------   ------------
       Total Assets                             $  12,911,065   $ 13,276,542
                                                =============   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
 Accounts payable - trade                      $   1,187,620   $    718,217
 Note payable - bank                               2,582,945      3,254,158
 Current portion of long term debt                   330,000        340,000
 Other Accrued Liabilities                            94,134        183,747
                                               -------------   ------------
       Total Current Liabilities                   4,194,699      4,496,122
                                               -------------   ------------

Long term debt, less current portion               4,290,000      4,370,000
                                               -------------   ------------
Shareholders' Equity:
Common Stock - $.01 par value, 10,000,000
Shares authorized, 3,753,017 shares issued
     and outstanding                                 37,530          37,530
   Additional paid-in capital                     3,232,327       3,232,327
   Foreign Currency Translation Adjustment      (   112,984)   (    108,945)
   Retained Earnings                              1,269,493       1,249,508
                                               ------------   -------------
      Total Shareholders' Equity                  4,426,366       4,410,420
                                               ------------   -------------
 Total Liabilities & Shareholders' Equity      $ 12,911,065    $ 13,276.542
                                               ============   =============

                  OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                    FOR THREE MONTHS ENDED MARCH 31,


                                                   1998             1997
                                                 -----------    -----------
Gross Sales                                      $ 2,787,441    $ 2,572,793

Allowances                                           259,959        288,914
                                                 -----------    -----------
Net Sales                                          2,527,482      2,283,879

Cost of goods sold                                 1,820,304      1,661,883
                                                 -----------    -----------
Gross Profit                                         707,178        621,996

Cost and expenses:
    Advertising and promotion                         70,800        117,707
    Selling and administrative                       567,627        614,109
    Interest expense                                  59,282         99,552
                                                 -----------    -----------
       Total Cost and Expenses                       697,709        831,368
                                                 -----------    -----------
Operating Income (Loss)                                9,469    (   209,372)

Interest Income                                       15,682         30,797
                                                 -----------    -----------
Income (Loss) before income taxes                     25,151    (   178,575)

(Benefit) provision for income taxes                   5,166    (    67,198)
                                                 -----------     -----------
Net Income (loss)                                $    19,985   $(   111,377)

Other comprehensive income, net of tax:

 Foreign currency translation adjustment         (     3,191)   (      5,042)
                                                 -----------     ------------
Comprehensive income                             $    16,794     $(  116,419)
                                                 ===========     ============

Basic earnings (loss) per common share           $       .01     $(      .03)
                                                 ===========     ============

Earnings per share were calculated on the basis of 3,753,017 and 3,745,374 weighted average shares of common stock outstanding for the quarters ended March 31, 1998 and 1997, respectively. The company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the registrant has are foreign currency translation adjustments.The prior period has been restated to conform with statement no. 130.

                  OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THREE MONTHS ENDED MARCH 31

                                                 1998            1997
                                             -------------   -------------
Cash flow provided (used) by
  operating activities:

  Net Income (Loss)                          $      19,985    $(   111,377)

Adjustments to reconcile net income
  to net cash provided by operations:
Depreciation and amortization                       64,597          46,225
Change in assets and liabilities:
  Increase in accounts receivable                ( 258,718)    (    91,463)
  Increase in inventory                          ( 284,757)    (   222,353)
  (Increase) decrease in prepaid expenses           67,223     (    73,027)
  Increase in accounts payable and
   accrued expenses:                               417,674         404,926
                                              ------------    ------------
  Net cash provided (used)
    by operating activities:                        26,004      (   47,069)
                                              ------------    ------------
Cash provided by financing activities:
  Net payments under line of credit              ( 671,213)        230,000
  Advances to affiliates                            17,795      (   77,047)
   Short term borrowings, net                    (  10,000)     (   40,000)
 Long term borrowings, net                       (  80,000)         40,000
                                              ------------    ------------
 Net cash (used) provided by
   financing activities:                         ( 743,418)        152,953
                                              ------------    ------------
Cash used by investing activities:
  Purchase property, plant, equipment            (  55,485)     (   53,919)
                                              ------------    ------------
 Net cash used by investing activities:          (  55,485)     (   53,919)
                                              ------------    ------------
Increase (decrease) in cash prior to effect
   of exchange rate on cash                      ( 772,899)         51,965
Effect of exchange rate on cash                  (   4,039)     (    8,137)
                                              ------------    ------------
Increase (decrease) in cash                      ( 776,938)         43,828
Cash at beginning of period                        787,411         394,569
                                              ------------    ------------
Cash at end of period                         $     10,473    $    438,397
Supplemental Information                      ============    ============

  Cash used for interest during period             101,114    $     99,552
  Cash used for income taxes during period           -        $     69,790
                                              ------------    ------------
The company had no cash equivalents at March 31, 1998 and 1997.



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

Certain financial statement items for the quarter ended March 31, 1997 have been reclassified to conform to the 1998 presentation.


         Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-term borrowings froma commercial bank. The Registrant's line of credit commitment is currently $2.9 million by its commercial bank. The total borrowings under the line can aggregate up to $2,900,000 and is subject to renewal in June 1998. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times.

The Registrant is involved in making sales in the Canadian market and accordingly must deal with fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

Results of Operations:

Gross Sales increased approximately 8 % for the quarter ended March 31, 1998 when compared to the same quarter of the preceding year.

Cost of Goods Sold increased as a percentage of gross sales when comparing the quarter ended March 31, 1998 with the comparable quarter in 1997. The percentages were 65.3% and 64.6% for the quarters ended 1998 and 1997, respectively. This was primarily due to idle plant capacity during this transition period.

Selling and Administrative expenses decreased approximately $ 46,000 when comparing the quarter ended March 31, 1998 with March 31, 1997. This is primarily due to reduced personnel cost.

Advertising and Promotion decreased approximately $ 47,000 comparing the three months ended March 31, 1998 with the same period in 1997. This is primarily due to timing differences.

Interest Expense decreased when comparing the March 31, 1998 quarter to the corresponding quarter in 1997 by approximately $ 40,000 due primarily to reduced levels of borrowing during the quarter and lower interest rates on outstanding borrowings.

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



                                                  OCEAN BIO-CHEM, INC.


 Date: May 14, 1998                              By: /s/ Peter G. Dornau
      -------------                                 --------------------
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                                 By: /s/ Peter G. Dornau
                                                    --------------------
                                                    Peter G. Dornau
                                                    Chief Financial Officer