Form 10-Q
period 1998-06-30
OCEAN BIO CHEM INC
filed 1998-08-12
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


        [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998
                     Commission File No. 2-70197


                         OCEAN BIO-CHEM, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Florida                                     59-1564329
  ----------------------------------------------------------------
  (State of other jurisdiction of           (I.R.S. Employer
    incorporation or organization            Identification No.)


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

          YES      X                    NO
             ----------                   ------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     $.01 Par Value Common Stock, 10,000,000 shares authorized.
       3,753,017 issued and outstanding at June 30, 1998.

                        PART I - Financial Information

 Item l.  Financial Statement

                          OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                  ASSETS
                                  ------
                                                 JUNE 30,        DEC. 31,
                                                   1998            1997
                                                -----------    -----------
Current Assets:
Cash                                            $   142,639     $  787,411
Trade Accounts Receivable Net of Allowances for
  Doubtful Accounts of approximately $31,000
  and  $27,000  at June 30, 1998 and
  December 31, 1997,  Respectively                2,103,720      2,158,233
Due from officers                                   171,100        197,200
Inventories                                       3,378,670      3,237,207
Prepaid Expenses                                    188,845         92,588
                                                 ----------     ----------
Total Current Assets                              5,984,974      6,472,639
                                                 ----------     ----------

Property, plant and equipment, Net                4,214,175      4,141,031
                                                 ----------     ----------
Other Assets:
   Funds held in escrow for construction            842,552      1,042,612
   Trademarks, Trade Names and Patents, Net         410,911        422,407
   Deposits and Other Assets                        254,226        464,209
   Due From Affiliated Companies, Net               705,928        733,644
                                                 ----------     ----------
Total Other Assets                                2,213,617      2,662,872
                                                 ----------     ----------
   Total Assets                                 $12,412,766    $13,276,542
                                                ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable - Trade                  $   804,220    $   718,217
      Note Payable - Bank                         2,623,945      3,254,158
      Current Portion of Long-Term Debt             320,000        340,000
      Accrued Expenses Payable                       26,700        183,747
                                                -----------    -----------
      Total Current Liabilities                   3,774,865      4,496,122
                                                -----------    -----------

Long-term Debt, Less Current Portion              4,215,000      4,370,000
                                                -----------    -----------
Shareholders' Equity:
   Common Stock                                      37,530         37,530
   Additional Paid-in Capital                     3,232,327      3,232,327
   Retained Earnings                              1,272,448      1,249,508
   Foreign Currency Translation Adjustment     (    119,404)  (    108,945)
                                               ------------   ------------
   Total Shareholders' Equity                     4,422,901      4,410,420
                                               ------------   ------------
     Total Liabilities & Shareholders' Equity   $12,412,766    $13,276,542
                                               ============   ============

                          OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)



                             FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                 ENDED JUNE 30,            ENDED JUNE 30,
                               1998         1997        1998        1997
                            ----------   ----------   ----------  ----------
Gross Sales                 $3,167,782   $3,031,391   $5,955,223  $5,604,184
Allowances                     273,508      238,170      533,467     527,084
                            ----------   ----------   ----------  ----------
Net Sales                    2,894,274    2,793,221    5,421,756   5,077,100
Cost of Goods Sold           1,830,335    1,852,222    3,650,639   3,514,105
                            ----------   ----------   ----------  ----------
Gross Profit                 1,063,939      940,999    1,771,117   1,562,995

Cost and Expenses:
 Advertising and Promotion     249,963      188,053      320,763     305,760
 Selling and Administrative    716,931      543,796    1,284,558   1,157,905
 Interest Expense              102,268       89,449      162,550     189,001
                             ---------   ----------   ----------  ----------
   Total Cost and Expenses   1,069,162      821,298    1,766,871   1,652,666
                             ---------   ----------   ----------  ----------
Income (Loss)  From
  Operations                (    5,223)     119,701        4,246  (   89,671)
Interest Income                  8,485       35,127       24,167      65,924
                            ----------   ----------   ----------  ----------
Income Before Income Taxes       3,262      154,828       28,413  (   23,747)
Provision for Income Taxes         307       62,526        5,473  (    4,672)
                            ----------   ----------   ----------  -----------
Net Income (Loss)           $    2,955   $   92,302   $   22,940 $(   19,075)

Other Comprehensive Income,
   net of tax:
Foreign currency translation
  adjustment                (   5,183)   (      770)  (    8,444) (    5,622)
                            ----------   -----------  -----------  ----------
Comprehensive Income (Loss) $(  2,228)   $    91,532  $   14,496  $(  24,697)
                            ==========   ===========  ==========  ===========
Basic earnings (loss) per
  common share              $     -      $       .02  $      .01  $     (.01)
                            ==========   ===========  ==========  ===========

Earnings per share were calculated on the basis of 3,753,017 and 3,746,718 weighted average shares of common stock outstanding for the six months and three months ended June 30, 1998 and 1997, respectively. The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements.
The only item of comprehensive income that the registrant has are foreign currency translation adjustments. The prior periods have been restated to conform with statement No. 130.

                          OCEAN BIO-CHEM, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR SIX MONTHS ENDED JUNE 30
                               (Unaudited)
                                                   1998          1997
Cash Flow used by Operating Activities:        -----------   ------------

  Net Income (Loss)                            $    22,940   ($   19,075)

Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:

Depreciation and Amortization                      136,416       107,776
Change in Assets and Liabilities:
 Decrease in Accounts Receivable                    54,513       548,556
  Increase in Inventory                          ( 141,463)  (   549,573)
  Decrease in Prepaid Expenses                     339,886       511,227
  Increase (Decrease) in Accounts Payable
            and Accrued Expenses:                (  10,081)      198,738
                                                -----------   ----------
 Net Cash Provided by
   Operating Activities:                           402,211       797,649
                                                -----------   ----------
Cash Flows From Financing Activities:
  Net Borrowings Under Line of Credit            ( 630,213)  (   155,000)
  Advances (to) From Affiliates                     27,716   (    17,672)
  Borrowings (Payment) on Debts, Net             ( 235,963)  (   138,454)
  Sale of Stock                                       -            5,500
                                                -----------   ----------
Net Cash (Used) by
  Financing Activities                           ( 838,460)  (   305,626)
                                                -----------   ----------
Cash Flows From Investing Activities:
  Purchase Property, Plant, Equipment            ( 198,064)  (   783,867)
                                                -----------   ----------
  Net Cash Used by Investing Activities:         ( 198,064)  (   783,867)
                                                -----------   ----------
  Decrease in Cash Prior to
   Effect of Exchange Rate on Cash               ( 634,313)  (   291,844)
  Effect of Exchange Rate on Cash                (  10,459)  (     9,427)
                                                -----------   -----------
  Net Decrease in Cash                           ( 644,772)  (   301,271)
  Cash at Beginning of Period                      787,411       394,567
                                                -----------   -----------
  Cash at June 30,                              $  142,639    $   93,296
                                                ===========   ===========
Supplemental Information
  Cash Used for Interest During Period         $   206,817    $  173,710
  Cash Used for Income Taxes During Period     $      -       $   70,000
The company had no cash equivalents at June 30, 1998 and 1997.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and a line of credit from a commercial bank to a limit of $2.9 million. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.7 times.
As of June 30, 1998 Registrant was not in compliance with all terms, however, registrant has received a waiver from it's commercial bank. The registrant is in the process of negotiating a new line of credit to replace the current line. Registrant expects to complete this change within the next few weeks.

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

Results of Operations For The Three Month Period April 1-June 30:

Gross Sales increased approximately $136,000 or 5% when comparing the quarter ended June 30, 1998 with the comparable period of the preceding year. Management attributes this to increased sales of the brush and private label lines.

Cost of Goods Sold decreased approximately 3% as a percentage of gross sales when comparing the quarter ended June 30, 1998 with the quarter ended June 30, 1997. This decrease was due to changes in the product sales mix.

Advertising and Promotion expenses increased approximately $61,000 or 33% when comparing the three months ended June 30, 1998 to the three months ended June 30, 1997. This was not due to any one factor, but reflects the effect of timing differences.

Selling and Administrative expenses increased approximately $173,000 or 32 % when comparing the quarter ended June 30, 1998 to the comparable period in 1997. The increase was not attributable to any one factor.

Interest Expense increased approximately $13,000 comparing the quarter ended June 30, 1998 to the comparable period in 1997. This was primarily due to the interest on the borrowings to purchase the Alabama Plant.

Results of Operations For the Six Month Period January 1 - June 30

Gross Sales increased 6% or approximately $351,000 when comparing the six month periods of 1998 and 1997. Management attributes this to increased sales of the Company's private label and brush product lines.

Cost of Goods Sold decreased approximately 1% as a percentage of gross sales when comparing the six months ended June 30, 1998 to the six months ended June 30, 1997. This decrease corresponds to the change in product sales mix.

Advertising and promotion expenses increased approximately 5% or $15,000 when comparing the six months ended June 30, 1998 to the six months ended June 30, 1997. This was primarily due to timing variations.

Selling and administrative expenses increased for the six months ended June
30, 1998 by approximately $127,000 or 11% when compared to the six months ended June 30, 1997. This was not due to any one factor but included cost of implementing new data processing system, legal and travel costs.

Interest expense decreased in 1998 for the six month period by approximately
$27,000   when compared to the six month period of 1997 reflecting the lower costs achieved in the first quarter of 1998 due primarily to reduced levels of borrowing during that quarter.

                       PART II:  OTHER INFORMATION


Item l -  Legal Proceedings:   See the Registrant's 10K for the year ended
          December 31, 1997

Item 2 -  Changes in Securities:  Not applicable

Item 3 -  Defaults Upon Senior Securities:  Not applicable

Item 4 -  Submission of Matters to Vote of Security Holders:
          On May 8, 1998, at the Registrant's annual meeting, shareholders elected five directors; Peter Dornau, Jeffrey Tieger, Ed Anchel, Laz Schneider, and James Kolish. The results of the voting is as follows; 2,121,125 voted for all directors and 578 voted against. Shareholders also approved Infante, Lago & Co., Certified Public Accountants, by a vote of 2,121,125 for and 578 shares against, as the Registrant's auditors for 1998.

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


OCEAN BIO-CHEM, INC.

Date: August 11, 1998                /s/ Peter Dornau
                                     -------------------------
                                     Peter G. Dornau
                                     Chairman of the Board and
                                     Chief Executive Officer


                                     /s/ Peter Dornau
                                     --------------------------
                                     Peter G. Dornau
                                     Chief Financial Officer