Form 10-Q
period 1998-09-30
OCEAN BIO CHEM INC
filed 1998-11-12
CIK 350737

10q998




                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 FORM 10-Q


           [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998
                       Commission File No. 0-11102

                         OCEAN BIO-CHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    59-1564329
   ----------------------------------             ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   4041 S. W. 47 Avenue, Ft. Lauderdale, FL               33314
   ----------------------------------------        ---------------------
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

      $.01 Par Value Common Stock 10,000,000 shares authorized, 3,753,017 issued and outstanding at September 30, 1998.

                         PART I - FINANCIAL INFORMATION
Item l.  Financial Statements
                               OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 ASSETS
                                -------              SEPT. 30,       DEC.31,
                                                        1998           1997
                                                  ------------    -----------
Current Assets:
    Cash                                          $    106,154    $   787,411
    Trade Accounts Receivable Net of
      Allowances for Doubtful Accounts of
      $34,000 and $26,000 at September 30, 1998
      And December 31, 1997 Respectively             3,123,446      2,158,233
    Due From Officers                                  179,100        197,200
    Inventories                                      3,580,806      3,237,207
    Prepaid Expenses                                   143,491         92,588
                                                  ------------    -----------
Total Current Assets                                 7,132,997      6,472,639
                                                  ------------    -----------

Property, Plant and Equipment, Net                   4,200,373      4,141,031
                                                  ------------    -----------
Other Assets:
    Funds held in escrow for construction              785,270      1,042,612
    Trademarks, Trade Names And Patents, Net           405,163        422,407
    Due From Affiliated Companies, Net                 681,147        733,644
    Deposits And Other Assets                          299,472        464,209
                                                  ------------    -----------
Total Other Assets                                   2,171,052      2,662,872
                                                  ------------    -----------
Total Assets                                       $13,504,422    $13,276,542
                                                  ============    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable Trade                            $ 1,585,113  $   718,217
    Notes Payable - Bank                                2,835,945    3,254,158
    Current Portion Of Long-Term Debt                     310,000      340,000
    Accrued Expenses Payable                              117,697      183,747
                                                      -----------  -----------
Total Current Liabilities                               4,848,755    4,496,122
                                                      -----------  -----------

Long-term Debt, Less Current Portion                    4,140,000    4,370,000
                                                      -----------  -----------
Shareholders' Equity:
    Common Stock                                           37,530       37,530
    Additional Paid-In Capital                          3,232,327    3,232,327
    Retained Earnings                                   1,386,351    1,249,508
    Foreign Currency Translation Adjustment           (   140,541)  (  108,945)
                                                      -----------  -----------
Total Shareholders' Equity                              4,515,667    4,410,420
                                                      -----------  -----------
Total Liabilities & Shareholders' Equity              $13,504,422  $13,276,542
                                                      ===========  ===========

                               OCEAN BIO-CHEM, INC.
                                 AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              1998       1997          1998        1997
                          ----------  ----------  -----------  ------------
Gross Sales               $4,751,365  $3,929,232  $10,706,588   $9,533,416
Allowances                   425,187     318,331      958,654      845,415
                          ----------  ----------  -----------  ------------
Net Sales                  4,326,178   3,610,901    9,747,934    8,688,001
Cost Of Goods Sold         3,191,618   2,634,352    6,842,257    6,148,457
                          ----------  ----------  -----------  -----------
Gross Profit               1,134,560     976,549    2,905,677    2,539,544

Cost And Expenses
  Adv. And Promotion         193,856     219,716      514,619      525,476
  Selling And Admin.         664,706     637,726    1,949,264    1,795,631
  Interest Expense            98,408      87,090      259,958      276,091
                          ----------  ----------  -----------  -----------
  Total Expenses             956,970     944,532    2,723,841    2,597,198
                          ----------  ----------  -----------  -----------
Income (Loss) From
  Operations                 177,590      32,017      181,836  (    57,654)
Interest Income                9,841      29,222       34,008       95,146
                          ----------  ----------  -----------  -----------
Income before provision
   for income taxes          187,431      61,239      215,844       37,492
Provision for income taxes    73,527      13,672       79,000        9,000
                          ----------  ----------  -----------  -----------
Net Income                $  113,904  $   47,567  $   136,844  $    28,492

Other Comprehensive Income:

Foreign Currency Translation
 Adjustment net of tax:  (    11,588) (    3,379) (    20,032) (     9,001)
                         -----------  ----------  -----------  -----------
Comprehensive income      $  102,316  $   44,188  $   116,812  $    19,491
                         ===========  ==========  ===========  ===========
Earnings Per Share:
Net Income Per Share     $       .03  $      .01  $       .04  $       .01
                         ===========  ==========  ===========  ===========

Earnings per share for the nine and three months ended September 30, 1998 were calculated on the basis of 3,753,017 weighted average common stock outstanding. For the nine and three months ended September 30, 1996, earnings per share were
calculated using 3,746,718   weighted average common stock outstanding. The
company has adopted Statement of Financial Accounting Standards No. 130 which requires items ofcomprehensive income to be stated as part of the basic financial statements. Prior periods have been restated to conform to statement No. 130.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

CASH FLOWS PROVIDED BY                                1998             1997
                                                 ------------    -------------
 OPERATING ACTIVITIES:

    Net Income                                    $   136,844      $   28,492
      Adjustment to Reconcile Net Income
    To Net Cash Provided by Operations:
      Depreciation and Amortization:                  198,190         164,185
    Change in Assets and Liabilities:
      Increase in Accounts Receivable             (   965,213)     (  526,625)
      Increase in Inventory                       (   343,599)     (1,284,445)
      Decrease in Prepaid Expenses
        And other assets                              389,276       1,576,074
      Decrease in Accounts Payable
        And Accrued Expenses                          800,846         918,430
                                                  -----------     -----------
    Net Cash Provided by Operating Activities         216,344         876,111
                                                  -----------     -----------
Cash Flows From Financing Activities:
    Net Borrowings Under Line of Credit           (   418,213)      1,046,000
    Advances ( to) from Affiliates                     52,497     (     8,650)
    Borrowings (Repayment) of Debt, Net           (   260,000)    (   190,000)
    Sale of Stock                                      -                5,500
   Net Cash Provided (used)  by                   -----------     -----------
     Financing Activities                         (   625,716)        852,850
                                                  -----------     -----------
Cash Flows From Investing Activities
    Purchase Property, Plant, Equipment           (   240,289)     (1,959,544)
                                                  ------------    -----------
      Net Cash Used by Investing Activities       (   240,289)     (1,959,544)
                                                  ------------    -----------
     Decrease in Cash Prior
       to Effect of Exchange Rate on Cash         (   649,661)     (  230,583)
    Effect of Exchange Rate on Cash               (    31,596)     (   11,843)
                                                  ------------    -----------
    Net Decrease in Cash                          (   681,257)     (  242,426)
    Cash at Beginning of Period                       787,411         394,569
                                                  ------------    -----------
    Cash at September 30,                         $   106,154     $   152,143
                                                  ============    ===========

Supplemental Disclosures of Cash Flow  Information:
Cash Paid During the Year for:
    Interest (Net of Amount capitalized)          $   259,000     $   276,000
    Income taxes                                         -        $    70,000
                                                  -----------     -----------

Disclosure of accounting policy:

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The primary sources of the Registrant's liquidity are its operations and short term borrowings from a commercial bank. During October the registrant changed its commercial banking relations. The new credit facilities enable the registrant to borrow up to $5.0 million based on a combination of accounts receivable and inventories. The Registrant is required to maintain minimum working capital of $1,500,000, debt to tangible net worth of 2 to 1 and debt service coverage of 1.1 times. As of sEPTEMBER 30, 1998 the Registrant was in compliance with all terms.

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

Results of Operations For The Three Month Period July 1-September 30 Gross sales increased approximately $ 822,000 or 20.9 % comparing the quarter ended September 30, 1998 with the comparable period of the preceding year. Management attributes this primarily to increased sales of the marine and antifreeze lines during the quarter.

Cost of Goods Sold remained constant as a percentage of gross sales for the quarter ended September 30, 1998 when compared to the 1997 quarter.

Advertising and promotion expenses decreased approximately $ 26,000 or 11.7% comparing the three month period ended September 30, 1998 to 1997. This is primarily due to lower customer advertising allowances.

Selling and administrative expenses increased approximately $ 27,000 or 4.2 % comparing the quarter ended September 30, 1998 to the comparable period in 1997. This was not attributed to any particular factor.

Interest expense increased approximately $ 11,000 comparing the quarter ended September 30, 1998 to the comparable period in 1997. This reflects the effects of financing the Alabama facility and higher debt levels outstanding during the period.

Results Of Operations For The Nine Month Period January 1-September 30

Gross sales increased approximately $ 1,173,000 or 12.3 % comparing the nine month periods in 1998 and 1997. This is due to the increased sales of the antifreeze, private label, brush, and strap lines.

Cost of goods sold decreased approximately 0.5 % as a percentage of gross sales when comparing the nine months ended September 30, 1998 and 1997. This is not due to any one factor.

Advertising and promotion expenses decreased approximately $ 11,000 or 2.0 % when comparing the nine months ended September 30, 1998 and 1997. This reflects seasonal variations.

Selling and administrative expenses increased during 1998 by approximately
$ 154,000 or 8.6 % when compared to 1997. This was primarily due to expenses associated with the Alabama operations.

Interest expense increased in 1998 for the nine month period by approximately $16,000 reflecting increased borrowings outstanding during the period and the interest on the borrowings associated with the purchase of the Alabama Plant.

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

Item 3 -  Defaults Upon Senior Securities:  Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders:  Not Applicable

Item 5 -  Other Information:  Not Applicable

Item 6 -  Exhibits and Reports on Form 8-K

          (A)  Exhibits:  Not Applicable

          (B)  Reports on Form 8-K:  Not Applicable


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned there unto duly authorized.

    OCEAN BIO-CHEM, INC.


   Date:    November 10, 1998         /s/ Peter Dornau
                                      -----------------------------------
                                       Peter G. Dornau
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



                                      /s/ Peter Dornau
                                      -----------------------------------
                                       Peter G. Dornau
                                       Chief Financial Officer