Form 10-K
period 1998-12-31
OCEAN BIO CHEM INC
filed 1999-03-26
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10K


            /X/ Annual Report Pursuant to Section 13 or 15(d) of the
                SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the Fiscal Year Ended December 31, 1998

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

               Yes     X                                 No    __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                       $1,807,820 as of February 1, 1999.

     Indicate the number of shares outstanding of Registrant's common stock as of February 1, 1999.

     3,753,017 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 1998.

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

Marine: The Marine line consists of polishes, cleaners, protectants and waxes of various formulations. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants and antifouling additives and anti-freeze coolants.

Recreational vehicle: The Recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors and anti-freeze coolants.

Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

Although the above products are utilized for different types of vehicles and boats, they all constitute one industry segment.

Manufacturing: The Company manufactures and packages its products as well as contracts with unrelated companies to package products which are manufactured to the Company's specifications, using the Company's formulas for each product. All raw materials used in manufacturing are readily available. Each external packager enters into a confidentiality agreement with the Company. The Company has patent protection on some of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. Manufacturing is primarily performed by the Company and two independent entities located in the northeastern area of the country. The Company believes that its internal manufacturing capacity as well as the arrangements with the present outside manufacturers are adequate for its present needs. In the event that these arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

On February 27, 1996, the Registrant, through a wholly-owned operating subsidiary, Kinbright, Inc. (an Alabama corporation), acquired certain assets of Kinpak, Inc., (a Georgia corporation) ("Kinpak"), and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the city of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, the registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue new Industrial Development Bonds in the amount of $4,990,000 to repay certain financing costs and to expand the capacity of the Alabama facility. The leased premises consist of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, the Registrant changed the name of its subsidiary, Kinbright, Inc. to Kinpak Inc. (an Alabama corporation).

A contract of the Company at its Alabama facility to package antifreeze for a third party terminated December 31, 1996. Gross packaging revenues from this operation amounted to approximately $2,100,000 during fiscal 1996. The Company started producing a private label line of antifreeze in 1997. Gross sales of the Company's antifreeze were approximately $1.7 million in 1997 and $1.9 million in 1998.

Marketing: The Company's marine products and recreational vehicle products are sold through national retail chains such as Wal-mart and K mart and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has one customer (West Marine, Inc.) to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from the Company's manufacturing and distribution facility in Alabama. As of this date, the Company has no significant backlog of orders. The Registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year.

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

Personnel: The Company employs approximately 18 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical, and accounting functions. In addition, the Company and/or its subsidiaries employ the following personnel:

                                                                   Full Time
Location                             Description                   Employees
--------                             -----------                   ---------
Montgomery, Alabama          Manufacturing and distribution           36
Fort Lauderdale, Florida     Manufacturing and distribution           19
                                                                      --
                                                                      55
                                                                      ==

The Company contracts with approximately 250 independent sales representatives who, along with the management and internal sales staff of the Company, represent the sales staff.

New Product Development: The Company continues to develop specialized products for the marine and recreational vehicle trade. The Company believes that current operations are sufficient to meet development expenditures without securing external funding.

                        Financial Information Relating to
                  Approximate Domestic and Canadian Gross Sales

                                     Year Ended December 31,
                                     1998              1997             1996
                                     ----              ----             ----

United States:
  Northeast                      $ 2,526,000       $ 3,780,000       $ 3,065,000
  Southeast                        3,628,000         1,654,000         3,623,000
  Central                          4,259,000         4,082,000         3,678,000
  West Coast                       3,019,000         2,754,000         1,612,000
                                 -----------       -----------       -----------
                                  13,432,000        12,270,000        11,978,000

Canada (US Dollars)                  646,000           580,000           459,000
                                 -----------       -----------       -----------

                                 $14,078,000       $12,850,000       $12,437,000
                                 ===========       ===========       ===========

Item 2, Properties

The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and are held under lease with an entity owned by officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant entered into a new lease agreement for a term of ten years. The lease calls for an initial annual rental of $94,800 increasing by 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership.

In November 1994 the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. The agreement calls for a one year rental renewable annually for five years. Termination requires a one year notification. The annual rental is approximately $69,000 which can be increased at each annual lease anniversary based on the change in the consumer price index for the Miami area. Rent charged to operations during the year ended December 31, 1998 amounted to approximately $83,000.

The Montgomery, Alabama facility contains approximately 110,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. The Registrant financed the facility and its improvements with an Industrial Revenue Bond in the amount of $4,990,000. At December 31, 1998, approximately $583,000 was held in trust to pay for equipping the addition to the facility which was completed during October, 1997.

During 1997, the Company modified a rental agreement covering approximately 4,800 square feet it utilizes as a manufacturing facility in Fort Lauderdale, Florida. The base rent through maturity in September, 1999 aggregates $37,632 annually. In addition to the base rent, the Company is obligated to pay its pro-rata share of real estate taxes, insurance and common area costs. Rent charged to operations during the year ended December 31, 1998 amounted to $42,675.

Item 3. Legal Proceedings

The Company from time to time, in the ordinary course of business, is named as a defendant in law suits. In management's opinion, the potential impact of an unfavorable outcome from such lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market For the Registrant's Common Equity and Related Stockholder
        Matters

A. The Registrant's Common Stock was sold to the public initially on March 26, 1981. The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 1998 and 1997 is presented below.

  Market Range of
  Common Stock Bid:  1st Qtr.       2nd Qtr.           3rd Qtr.       4th Qtr.
                     --------       --------           --------       --------
1998      High         $2.00          $1.88             $2.13          $1.50
          Low          $1.25          $1.25             $1.25          $1.00

1997      High         $3.38          $3.25             $2.75          $2.75
          Low          $2.38          $2.19             $2.25          $2.03

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 700 at December 31, 1998. The aforementioned number was calculated from a list provided by the Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. The Registrant has not paid any cash dividends since it has been organized. However, in 1996 the Company issued a 5% stock dividend.

D. The Company has no other dividend policy except as stated in C. directly above.

Item 6. Selected Financial Data

The following tables set forth selected financial data as of, and for the years ending December 31,

                                           1998               1997                 1996                 1995               1994
                                           ----               ----                 ----                 ----               ----
Statement of
Operations

Gross Sales                            $ 14,077,993        $ 12,849,507         $ 12,436,918        $  9,700,193        $  9,462,547

Net Sales                              $ 12,705,473        $ 11,599,113         $ 11,826,340        $  9,042,181        $  8,915,154

Net Income (loss)                      $     83,059        $   (168,506)        $    354,672        $    540,542        $    694,616

Earnings (loss) per
common share                           $        .02        $       (.05)        $        .09        $        .15        $        .19


Balance Sheet

Working
Capital                                $  1,956,647        $  1,976,517         $  2,737,817        $  2,736,587        $  2,355,195

Total Assets                           $ 12,846,794        $ 13,276,542         $ 11,955,397        $  6,747,770        $  5,722,028

Long Term
Obligation                             $  4,070,000        $  4,370,000         $  4,710,000                --          $      7,501

Total
Liabilities                            $  8,390,036        $  8,866,122         $  7,410,913        $  2,571,765        $  2,257,408

Shareholders'
Equity                                 $  4,456,758        $  4,410,420         $  4,544,484        $  4,176,005        $  3,464,620

Earnings per common share for the years prior to 1998 have been restated to reflect the adoption of Statement of Financial Accounting Standard 128 "Earnings per Share," This statement requires restatement of prior periods presented to conform with the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. The Registrant's line of credit commitment is currently $5 million and is based upon a formula utilizing the Registrant's trade receivables and inventory balances. The line matures and is subject to renewal during August, 2001. The Registrant is required to maintain a minimum working capital of $1.5 million each year during the term of the agreement.

The Registrant obtained a letter of credit in order to market its Alabama Industrial Revenue Bonds at favorable rates. Under such letter of credit agreement the Company is required to maintain working capital of $1.5 million, debt to tangible net worth of 2 to 1, and a debt service coverage of 1.1 times. As of year end, the Registrant was in compliance with all such terms.

In connection with the purchase and expansion of the Alabama facility, the Registrant closed on an Industrial Revenue Bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During March, 1997, the Registrant refinanced $4,990,000 of such bonds of which $583,482 was held in trust, at December 31, 1998 for equipping the expansion.

The bonds are marketed weekly at the prevailing rates for such instruments. Currently such bonds carry interest between 5.25% to 5.75% annually. Interest and principal are payable quarterly. The Registrant believes that current operations are sufficient to meet these obligations.

The Registrant is involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such currency risk as a pricing issue.

During the past few years, the Registrant has introduced various new products to the marketplace. This has required the Registrant to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to the overall operations of the Registrant. The Registrant believes that all required capital to maintain such increases can continue to be provided by operations and current financing arrangements.

Year 2000:

The Registrant is in the process of upgrading its hardware and software to become year 2000 compliant. The ultimate cost of such upgrades is not anticipated to be material and is comprised of the normal cost of periodic ongoing maintenance and general improvements of the computer systems.

The Company has initiated communications with all of its significant suppliers and large payors to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Many of these entities have responded and the Registrant continues to monitor their responses. There can be no guarantee that the systems of such companies or payors will be timely converted and would not have an adverse impact on the Company's operation. Additionally, general problems such as electric power, water and sewer etc., are beyond the ability of the Company to determine, and would affect most other companies in this geographic area.

Fourth Quarter Results:

For the fourth quarter ended December 31, 1998 and 1997, gross profit percentages remained constant at approximately 22%. This was primarily due to similar product sales mixes during these quarters. Additionally, interest expense increased approximately $45,000 advertising and promotion decreased $104,000 and selling and administrative decreased by $104,000 when comparing the fourth quarter of 1998 to the fourth quarter of 1997.

Results of Operations:

Calendar Year 1998/1997: Sales and earnings varied when comparing the year ended December 31, 1998 to 1997 principally due to the factors enumerated below.

Net Sales - Net sales increased 9.5% or approximately $1,106,000 for the year ended December 31, 1998 over the 1997 period. This was primarily due to increased sales of anti- freeze, private label sales, and sales of brushes and straps.

Cost of Goods Sold - Cost of goods sold decreased 0.6% as a percentage of gross sales when comparing 1998 to 1997. This change is not significant.

Advertising and Promotion - Advertising expense decreased approximately $114,000 or 14% when comparing 1998 to 1997. This was primarily due to decreased expenditures in customer co-op advertising and magazine advertisement.

Selling, General and Administrative - Selling, general and administrative expenses increased approximately $50,000 or 1.9% when comparing 1998 to 1997. This change is not significant.

Interest Expense - Interest expense incurred during 1998 decreased by approximately $61,000 or 14% over 1997. The decrease was primarily due to lower interest rates and lower levels of debt outstanding on the Industrial Revenue Bonds.

Calendar Year 1997/1996: Sales and earnings varied when comparing the year ended December 31, 1997 to 1996 principally due to the factors enumerated below.

Net Sales - Net sales decreased 1.9% or approximately $227,000 for the year December 31, 1997 over 1996. This was not due to any one particular factor.

Cost of Goods Sold - Cost of goods sold increased approximately $545,000 or 2% as a percentage of gross sales when comparing 1997 to 1996. Management attributes this to the change in the product sales mix.

Advertising and Promotion - Advertising expense increased approximately $110,000 or 16% when comparing 1997 to 1996. This was primarily due to increased expenditures in catalog advertising.

Selling, General and Administrative - Selling, general and administrative expenses incurred during 1997 decreased approximately $34,000 or 1% when compared to 1996. This change is not significant.

Interest Expense - Interest expense incurred during 1997 increased by approximately $178,000 or 71% over 1996. The increase was primarily due to increased borrowing levels, increased rates on the Registrant's line of credit and interest on the Industrial Revenue Bonds outstanding.

Item 8.  Financial Statements and Supplementary Data

See consolidated financial statements as set forth in item 14.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Executive Officers and Directors of the Registrant

The following tables set forth the names and ages of all elected directors and officers of the Registrant, as of December 31, 1998.

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

    NAME                          OFFICE                                 AGE
    ----                          ------                                 ---
Peter G. Dornau           President and Director                          59
                          Since 1973

Jeffrey Tieger            Vice President, Secretary and Director          55
                          Since 1977

Julio DeLeon              Vice President, Finance                         47
                          Since 1994

Edward Anchel             Director Since 1998                             52

James Kolisch             Director Since 1998                             47

Laz Schneider             Director Since 1998                             59

Peter Dornau, a founder of the Company, has been President and a Director since 1973.

Jeffrey Tieger joined the Company in June 1977 as Vice President-Advertising.

Julio DeLeon joined the Company in June 1988 as Corporate Controller. In 1994, the Board of Directors elected Mr. DeLeon to serve as Vice President of Finance. Mr. DeLeon left the Company in February, 1999 to pursue other interests.

Edward Anchel joined the Company in March, 1999 as Vice President-Finance. For the five years immediately preceding his employment, he was an officer of a privately owned manufacturing company and in private practice as a Certified Public Accountant. He was elected to serve as an outside Director of the Company during May, 1998.

James Kolisch is engaged in the insurance industry and was elected to serve as an outside Director of the Company during May, 1998.

Laz Schneider is an attorney in private practice and was elected to serve as an outside Director of the Company during May, 1998.

Item 11. Management Remuneration and Transactions

The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual stockholder's meeting which shall be sent out to stockholders prior to 120 days past the Registrant's year end of December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at December 31, 1998 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title of                 Name and Address of                  Amount and Nature of               Percent
Class                     Beneficial Owner                    Beneficial Ownership              of Class
-----                     ----------------                    --------------------              --------
Common          Peter G. Dornau, President, Director               2,247,509*                     56.7%
                4041 S. W. 47 Avenue
                Ft. Lauderdale, FL 33314

Common          All Directors and officers as a group              2,359,066                      59.5%
                3 individuals

Common          First Wilshire                                       267,772                      7.21%
                Securities Management, Inc.
                727 West Seventh Street
                Los Angeles, CA

----------
*    Includes Options to purchase 180,000 shares as follows:

On April 13, 1994 the Company granted Mr. Dornau a five year option for 150,000 shares at a price of $2.25 representing 100% of the price at the time of grant in consideration of his personally guaranteeing a Company loan from its commercial bank in the amount of $1,500,000.

Pursuant to the Company's various stock option plans, Mr. Dornau has options to acquire 30,000 shares of the Company's common stock and may exercise 15,000 shares within 60 days of the issuance of the Registrant's December 31, 1998 financial statements.

Item 13. Certain Relationships and Related Transactions

On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by officers of the Registrant. The lease requires a minimum rental of $94,800 the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership.

The Registrant has rights to the "Star brite" name and products only for the United States and Canada as a condition to its original public offering. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1998 and 1997 amounts owed to Registrant by these companies were approximately $735,000 and $691,000, respectively. These amounts have been advanced by the Registrant on open account with requirements of repayment between five and seven years. $250,000 of such amount was repaid during February, 1999. Advances bear interest at the rate of interest charged to the Registrant on its bank line of credit.

A subsidiary of the Registrant currently uses the services of an entity which is owned by the President of the Registrant to conduct product research and development. The entity received $30,000 per year for the years 1998, 1997 and 1996 under such relationship.

Item 14.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report.

     (A) Consolidated Financial Statements.

       (I)    Consolidated Balance Sheets, December 31, 1998 and 1997.

       (ii) Consolidated Statements of Operations for each of the three years ended December 31, 1998, 1997, and 1996.

       (iii) Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1998, 1997, and 1996.

       (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996.

       (v)    Notes to Consolidated Financial Statements.

       (a) All schedules are omitted because either they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                      OCEAN BIO-CHEM INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                                           Page
                                                                           ----

Accountants' report                                                            1

Consolidated balance sheets                                                    2

Consolidated statements of operations                                          3

Consolidated statement of shareholders' equity                                 4

Consolidated statements of cash flow                                           5

Notes to consolidated financial statements                                  6-13

                             INFANTE, LAGO & COMPANY
-------------------------------------------------------------------------------
ILC                        CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
  Members of:                                         Biscayne Centre  Suite 288
 American Institute of CPAs                            11900 Biscayne Boulevard
     SEC Practice Section                             North Miami, Florida 33181
     Private Companies Practice Section                Telephone [305] 893-4341
     Tax Division                                         Fax [305] 893-4507
     Personal Financial Planning Section
   Florida Institute of CPAs


                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors
Ocean Bio-Chem, Inc.

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. ("the Company") and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                             INFANTE, LAGO & COMPANY


March 19, 1999

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 and 1997

                                     ASSETS

Current assets:                                                1998           1997
                                                            -----------   -----------
 Cash                                                       $     8,871   $   787,411
 Trade accounts receivable net of allowance for
    doubtful accounts of approximately $26,000
    and $35,000, for 1998 and 1997, respectively (Note 3)     2,329,712     2,158,233
 Inventories (Note 3)                                         3,691,877     3,237,207
 Due from Officers                                              161,100       197,200
 Prepaid expenses and other current assets                       85,123        92,588
                                                            -----------   -----------
   Total current assets                                       6,276,683     6,472,639
                                                            -----------   -----------

Property, plant and equipment , net (Note 2)                  4,374,991     4,141,031
                                                            -----------   -----------
Other assets:
 Funds held in escrow for construction (Note 2)                 583,432     1,042,612
 Trademarks, trade names, and patents, net
   of accumulated amortization                                  399,415       422,407
 Due from affiliated companies, net (Note 7)                    870,150       733,644
 Deposits and other assets                                      342,123       464,209
                                                            -----------   -----------
    Total other assets                                        2,195,120     2,662,872
                                                            -----------   -----------
       Total Assets                                         $12,846,794   $13,276,542
                                                            ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable trade                                     $   932,927   $   718,217
 Note payable  bank (Note 3)                                  3,009,118     3,254,158
 Current portion of long-term debt (Note 4)                     300,000       340,000
 Accrued expenses payable (Note 5)                               77,991       183,747
                                                            -----------   -----------
   Total current liabilities                                  4,320,036     4,496,122
                                                            -----------   -----------

Long-term debt less current portion (Note 4)                  4,070,000     4,370,000
                                                            -----------   -----------

Commitments and contingencies (Notes 5, 8, 9 and 10)

Shareholders' equity (Note 10):
 Common stock - $.01 par value, 10,000,000 shares
  authorized, 3,753,017 shares issued and outstanding
  at December 31, 1998 and 1997, respectively                    37,530        37,530
 Additional paid-in capital                                   3,232,327     3,232,327
 Foreign currency translation adjustment                       (145,666)     (108,945)
 Retained earnings                                            1,332,567     1,249,508
                                                             -----------   -----------
   Total shareholders' equity                                 4,456,758     4,410,420
                                                             -----------   -----------
      Total Liabilities and shareholders' equity            $12,846,794   $13,276,542
                                                             ===========   ===========


The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997, and 1996


                                               1998           1997            1996
                                          ------------   ------------   -------------
Gross sales                               $ 14,077,993   $ 12,849,507    $ 12,436,918

Less returns and allowances                  1,372,520      1,250,394         610,578
                                          ------------   ------------   -------------

Net sales                                   12,705,473     11,599,113      11,826,340

Cost of goods sold                           9,044,501      8,331,510       7,786,510
                                          ------------   ------------   -------------

Gross profit                                 3,660,972      3,267,603       4,039,830
                                          ------------   ------------   -------------

Operating expenses:
Advertising and promotion                      693,229        807,059         697,533
Selling and administrative                   2,583,485      2,533,557       2,567,295
Interest (Notes 3 and 4)                       366,994        427,600         250,050
                                          ------------   ------------   -------------
    Total Operating Expenses                 3,643,708      3,768,216       3,514,878
                                          ------------   ------------   -------------

Operating profit (loss)                         17,264       (500,613)        524,952

Interest and other income                       97,174        236,519          43,416
                                          ------------   ------------   -------------

Income (loss) before provision (credit)
for income taxes                               114,438       (264,094)        568,368

Provision (credit) for income taxes             31,379        (95,588)        213,696
                                          ------------   ------------   -------------

Net income (loss)                               83,059       (168,506)        354,672

Other comprehensive income:
 Foreign currency translation,
   net of taxes                                (26,652)       (16,628)         (2,722)
                                          ------------   ------------   -------------
Comprehensive Income (loss)               $     56,407    $  (185,134)   $    351,950
                                          ============   ============   =============

Earnings (loss) per share                 $        .02    $      (.05)   $        .10
                                          ============   ============   =============


Earnings per common share for the years prior to 1998 has been restated to reflect implementation of SFAS 128, "Earnings Per Share," which requires the restatement of prior period earnings per share to conform with the current year presentation.


The accompanying notes are an integral part of these financial statements.

                                                OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 1998, 1997, and 1996

                                                                                                           Foreign
                                                                     Additional                           currency
                                    Common Stock                        paid-in        Retained        translation
Balances                               Shares         Amount            capital        Earnings        adjustments        Total
--------                           ----------------------------      -----------       --------        -----------     -----------
January 1, 1996                      3,512,964      $    35,130      $ 2,650,754     $ 1,568,646       $  (78,525)     $ 4,176,005

Net income                                                                               354,672                           354,672

Stock Dividend                         175,648            1,756          503,217        (505,304)                             (331)

Stock Issue                             13,466              134           18,366                                            18,500

Foreign currency
translation adjustment                                                                                     (4,362)          (4,362)
                                   -----------      -----------      -----------     -----------      -----------      -----------

December 31, 1996                    3,702,078      $    37,020      $ 3,172,337     $ 1,418,014      $   (82,887)     $ 4,544,484

Net loss                                                                                (168,506)                         (168,506)


Stock Issue                             50,939              510           59,990                                            60,500

Foreign currency
translation adjustment                                                                                    (26,058)         (26,058)
                                   -----------      -----------      -----------     -----------      -----------      -----------

December 31, 1997                    3,753,017      $    37,530      $ 3,232,327     $ 1,249,508      $  (108,945)     $ 4,410,420


Net Income                                                                                83,059                            83,059

Stock Issue

Foreign currency
translation adjustment                                                                                    (36,721)         (36,721)
                                   -----------      -----------      -----------     -----------      -----------      -----------

December 31, 1998                    3,753,017      $    37,530      $ 3,232,327     $ 1,332,567      $  (145,666)     $ 4,456,758
                                   ===========      ===========      ===========     ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, and 1996

                                                                     1998              1997              1996
                                                                  -----------       -----------       -----------
Cash flows from operating activities:
    Net income (Loss)                                             $    83,059       $  (168,506)      $   354,672
    Adjustments to reconcile net income (loss)
     to net cash (used) provided by operations:
   Depreciation and amortization                                      280,091           232,435           203,580
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                      (171,479)           76,950          (228,765)
     (Increase) in inventory                                         (454,670)         (702,345)         (496,112)
     (Increase) decrease in prepaid expense                            85,234          (214,233)         (174,654)
     Increase in accounts payable
       and accrued expenses                                           189,371            58,635           188,739
                                                                  -----------       -----------       -----------

    Net cash (used) provided by operating
      activities                                                       11,606          (717,064)         (152,540)
                                                                  -----------       -----------       -----------

Cash flows from financing activities:
  Net borrowings (reductions) under line of credit                   (245,040)        1,596,157          (331,999)
  Borrowings (reductions) in trust for construction                   459,180         2,057,389        (3,100,001)
  Issuance of bonds                                                      --                --           4,990,000
  Advances to affiliates, net                                        (136,506)          (84,778)          (16,487)
  Payments on long term debt                                         (340,000)         (280,000)           (7,592)
  Issuance of common stock                                               --              60,500            18,169
                                                                  -----------       -----------       -----------
     Net cash (used) provided
      by financing activities                                        (262,366)        3,349,268         1,552,090
                                                                  -----------       -----------       -----------

Cash flows used by investing activities:
 Purchase of property, plant and equipment                           (491,059)       (2,213,304)       (1,997,928)
                                                                  -----------       -----------       -----------

     Net cash used by investing activities                           (491,059)       (2,213,304)       (1,997,928)
                                                                  -----------       -----------       -----------

Increase (decrease) in cash prior to
  effect of exchange rate on cash                                    (741,819)          418,900          (598,378)
Effect of exchange rate on cash                                       (36,721)          (26,058)           (4,362)
                                                                  -----------       -----------       -----------

Net increase (decrease) in cash                                      (778,540)          392,842          (602,740)
Cash at beginning of year                                             787,411           394,569           997,309
                                                                  -----------       -----------       -----------
Cash at end of year                                               $     8,871       $   787,411       $   394,569
                                                                  ===========       ===========       ===========

Supplemental Information
 Cash used for interest during period                             $   338,606       $   366,519       $   241,184
 Cash used for income taxes during period                         $      --         $    65,000       $   249,000
                                                                  -----------       -----------       -----------

The Company had no cash equivalents at December 31, 1998, 1997 and 1996.

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, and 1996

Note 1 - Organization and summary of significant accounting policies:

     Organization - The Company was organized during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products to the recreational vehicle and marine aftermarkets. On October 11, 1984, the Board of Directors approved a change in the corporate name to Ocean Bio-Chem, Inc. (the parent company) from its former name, Star Brite Corporation.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

     Prepaid advertising and promotion - During the years ended December 31, 1998 and 1997, the Company introduced several new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 1998 and 1997, the accumulated cost of materials on hand and other deferred promotional costs that will be charged against subsequent year's operations amounted approximately to $29,000 and $58,000, respectively.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

     Property and Plant - On February 27, 1996, the Registrant purchased the assets of Kinpak, Inc., a subsidiary of Kinark, Inc. The plant currently consists of a manufacturing and distribution facility of approximately 110,000 square feet on approximately 20 acres in Montgomery, Alabama. The facility has filling and blow-molding capacity. The cost of the facility was $1,850,000 including an assumption of debt of $990,000. During October, 1997, the Company completed an addition to the Alabama facility at a cost of $1.7 million to be utilized as a distribution center.

     Stock Based Compensation - The Company follows the rules of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. The Company has not adopted Statement of Financial Accounting Standards No.
     123. To record such compensation costs Statement No. 123 requires accounting for such cost at fair value using an option pricing model such as the Black-Scholes or a bimodal distribution.

     Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers. The single largest customer's receivable represents approximately 13% of the consolidated balance. As of December 31, 1998, the Company had no other significant concentration of credit risk.

     Fair Value of Financial Instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - The Company and its subsidiaries file consolidated income tax returns. The Company has adopted application SFAS 109 which caused no material changes to the financial statements. The only temporary differences are attributable to differing methods of reflecting depreciation for book and income tax purposes.

     The Components of income taxes are as follows:

                                                 Year ended December 31,
                                         1998             1997          1996
                                       ---------        ---------    ---------
     Income tax Provision (Benefit):
      Federal - Current                 $11,193          $(97,218)    $182,711
              - Deferred                 16,708            18,271        --
       State                              3,478           (16,641)      30,985
                                       ---------        ---------    ---------
                        Total           $31,379          $(95,588)    $213,696
                                       =========        =========    =========

     The reconciliation of income tax expense (credit) at the statutory rate to the reported income tax expense is as follows:

                                                      Year Ended December 31,
                                                    1998      1997      1996
                                                    ----      ----      ----
     Computed at statutory rate                     34.0%    (34.0%)    34.0%
     State tax, net of federal benefit               3.6      (3.6)      3.6
     Other, net                                    (10.2)      1.4       --
                                                    ----      ----      ----
     Effective tax rate                             27.4     (36.2%)    37.6%
                                                   =====      ====      ====

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of trademarks and trade names is being amortized on a straight-line basis over a useful life of 40 years. The Company has two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs for these two patents. The Company's trade name has been trademarked and there have been no incidents of infringement.

     Translation of Canadian currency - The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in net earnings for the period. Fluctuations arising from inter-company transactions that are of a long term in nature are accumulated as cumulative translation adjustments.

     Reclassifications - Certain financial statement items for the years ended December 31, 1997 and 1996 have been reclassified to conform with the 1998 presentation.

Note 2 - Property, plant and equipment:

     The Company's property, plant and equipment consisted of the following:

                                                          December 31,
                                                      1998          1997
                                                   ----------    ----------
     Land                                          $  278,325    $  278,325
     Building                                       3,175,221     3,187,383
     Manufacturing and warehouse equipment          1,241,117       841,981
     Office equipment and furniture                   474,392       370,307
     Leasehold improvement                             60,739        60,739
                                                   ----------    ----------
                                                    5,229,794     4,738,735
     Accumulated depreciation                         854,803       597,704
                                                   ----------    ----------
     Property, plant and equipment, net            $4,374,991    $4,141,031
                                                   ==========    ==========

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $257,099, $209,695, $180,588, respectively. Depreciation expense includes the amortization of capital lease assets.

     Included in property, plant and equipment are the following assets held under capital leases:

                                                      1998          1997
                                                   ----------    ----------
     Land                                          $  278,325    $  278,325
     Building                                       3,001,268     3,187,383
     Manufacturing and warehouse equipment          1,162,982       594,473
                                                   ----------    ----------
                                                    4,442,575     4,060,181
     Less accumulated amortization                    340,207       174,715
                                                   ----------    ----------
     Total                                         $4,102,368    $3,885,466
                                                   ==========    ==========

     On February 27, 1996, the Company purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. In order to meet the Company's future needs, it entered into an agreement with the City of Montgomery to issue Industrial Revenue Bonds to cover an expansion of the Alabama facility (see Note 4). The expansion consisted of an additional building which was completed during October, 1997 bring the current facility to approximately 110,000 square feet to serve as a manufacturing and distribution center. For future payments on this capitalized lease see Note 4.

Note 3 - Note payable, bank:

     The Company currently has a revolving line of credit with a limit of $5 million from a commercial bank. Borrowing availability is based on a formula utilizing the Company's trade receivables and inventory balances. Any unpaid principal and interest becomes due during August, 2001. Considering the terms of this financing arrangement, the outstanding balance is classified as a current liability on the accompanying consolidated balance sheet. Under the agreement, the Company is required to maintain a minimum working capital of $1.5 million, debt to tangible net worth of 2:1, and debt coverage of 1.1 times. The line is collateralized by the Company's inventory, trade receivable, equipment and other assets. As of December 31, 1998, the Company was in compliance with all of the applicable loan covenants.

Note 4 - Long-term debt:

     Long term debt at December 31, 1998 consisted of the following:

     Obligation pursuant to capital lease financed through Industrial Revenue Bonds; principal payable quarterly at various specified amounts. Interest is computed weekly at market rates and is paid quarterly along with prescribed principal amounts.

                                                     Long-Term
                 Current Portion                     Portion
                 ---------------                     ----------
                     $300,000                        $4,070,000
                    =========                        ==========

     Prescribed principal payment obligations attributable to the foregoing are tabulated below:

     Year Ending December 31,
                       1999            $  300,000
                       2000               310,000
                       2001               320,000
                       2002               320,000
                       2003               320,000
                 Thereafter             2,800,000
                                       ----------
                      Total            $4,370,000
                                       ==========

     On December 20, 1996, the Company issued $4,990,000 of Industrial Revenue Bonds in order to finance the expansion of the Alabama property and to refinance the original acquisition costs. A certain portion of these bonds were reissued in March of 1997 in order to take advantage of tax free financing. The Bonds have varying maturities beginning on June 1, 1997 and ending on March 1, 2012.

Note 5 - Income taxes:

     Accrued state and federal income taxes were approximately $22,000 at December 31, 1998 and 1997.

Note 6 - Litigation

     The Company from time to time, in the ordinary course of business, is named as a defendant in lawsuits. In management's opinion, the ultimate liability, if any, from such lawsuits is not considered to be material to the Company's financial condition or results of operations.

Note 7 - Related party transactions:

     At December 31, 1998 and 1997, the Company had amounts due from affiliated companies aggregating approximately $870,000, and $734,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Company's products in Europe, Asia and South America. These amounts have been advanced by the Company on open account with requirements of repayment between five and seven years. $250,000 of such advances were repaid during February, 1999. Advances and inter-company charges bear interest at the rate of interest charged to the Company on its line of credit.

Note 8 - Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the year ended December 31, 1998 amounted to approximately $92,900.

     In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. The agreement calls for a one year rental renewable annually for five years. The termination requires a one year notification. The annual rental is approximately $69,000 which can be increased at each annual lease anniversary based on the change in the consumer price index for the Miami area. Rent charged to operations during the year ended December 31, 1998 amounted to approximately $83,000.

     During 1997, the Company modified a rental agreement covering approximately 4,800 square feet it utilizes as a manufacturing facility in Fort Lauderdale, Florida. The base rent through maturity in September, 1999 aggregates $37,632 annually. In addition to the base rent, the Company is obligated to pay its pro-rata share of real estate taxes, insurance and common area costs. Rent charged to operations during the year ended December 31, 1998 amounted to approximately $42,700.

     The following is a schedule by years of minimum future rentals on the noncancellable operating leases:

            Year ending December 31,
                           1999                     $  201,352
                           2000                         97,984
                           2001                         99,948
                           2002                        101,944
                           2003                        103,980
                           Thereafter                  475,364
                                                    ----------
                           Total                    $1,080,572
                                                    ==========

Note 9 - Licensing agreement:

     During 1984, the Company entered into a licensing agreement for an indefinite period whereby the Company will market a marine anti-fouling product. Such agreement, as amended, requires the Company to pay the licensor a royalty equal to the greater of 7% of net sales to fund future research and development costs of the covered product or a minimum of $4,000 per year.

Note 10 - Stock options/warrants:

     During 1991, the Company adopted a non-qualified employee stock option plan covering 200,000 shares of its common stock. During 1992, the Company adopted an incentive stock option plan covering 200,000 shares of its common stock. At December 31, 1998, there were no options outstanding under either of these plans.

     During 1994, the Company adopted a non-qualified employee stock option plan covering 400,000 shares of its common stock. The following schedule shows the status of outstanding options under the plan.

     Options Outstanding            Option Price                Expiration Date
     -------------------            ------------                ---------------
           92,000                      $2.00                    January 22, 2000
           97,000                      $2.00                    January 29, 2001

     On April 13, 1994 the Company granted Mr. Dornau an option to purchase 150,000 shares of the Company's common stock at $2.25 per share. The option expires in 5 years The option exercise price is 100% of the price of the Company's common stock on the date of the grant. The options were granted to Mr. Dornau in connection with the guarantee of the Company's then current loan from its commercial bank.

     Common stock equivalents consist of options to purchase common shares. For the year ended December 31, 1998, the inclusion of such options would have been anti-dilutive on earnings per share, and therefore, were omitted.

     Financial Accounting Standard No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if Statement 123 had been applied. The following is disclosed pursuant to this requirement.

                                            1998           1997         1996
                                            ----           ----          ----
     Net Income (Loss)    As reported      $83,059       $(168,506)    $354,672
                          Pro forma        $46,959       $(204,606)    $314,149

     Earnings per share   As reported      $   .02       $    (.05)    $    .10
                          Pro forma        $   .01       $    (.06)    $    .08

     A summary of the Company's three stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:

                                                       1998                           1997                          1996
                                                       ----                           ----                          ----
                                                       Weighted Avg.                  Weighted Avg.                 Weighted Avg.
                                            Shares     Exercise Price      Shares     Exercise Price      Shares    Exercise Price
                                            ------     --------------      ------     --------------      ------    --------------
     Options Outstanding
      at beginning of year                  559,000        $2.01           623,000        $1.94           536,000        $1.92
     Granted                                   --                             --           --              97,000        $2.00
     Expired                               (220,000)        1.85
     Exercised                                 --           --             (64,000)       $1.38           (10,000)        --
                                            -------        -----           -------        -----           -------        -----
     Outstanding at
     End of Year                            339,000        $2.11           559,000        $2.01           623,000        $1.94
                                           ========        =====           =======        =====           =======        =====

     The following table summarizes information about the stock options outstanding at December 31, 1998:

                                 Options Outstanding                                        Options Exercisable
                                 ----------------------------                               --------------------------------
                                 Number           Weighted Avg.         Weighted Avg.       Number              Weighted Avg.
     Range of  Outstanding       Remaining        Exercise              Exercisable         Exercise
     Exercise Prices             at 12/31/98      Contractual Life      Price               at 12/31/98         Price
     ---------------             -----------      ----------------      -----               -----------         -----

              $2.00                 189,000          1.59 yrs.             $2.00              94,000              $2.00
              $2.25                 150,000           .33 yrs.             $2.25             150,000              $2.25
              =====                 -------          ---------             =====             -------              -----
                                    339,000          1.04 yrs.                               244,000              $2.15
                                    =======          =========                               =======              =====

Under the three option plans adopted by the Company, at the discretion of the Board of Directors, grants are given to selected executives and other key employees. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.62%.

Note 11 - Major Customers

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 1998. Sales to this customer represent approximately 15%. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company's operations.

Note 12 - Earnings per share

     Earnings per common share for the years ended December 31, 1998, 1997 and 1996 were calculated on the basis of 3,753,017, 3,708,053 and 3,634,625 weighted average common shares outstanding, respectively utilizing the provisions of Financial Accounting Statement 128. Earnings per common share assuming full dilution for the year ended December 31, 1996 were calculated on the basis of 3,799,126 shares. Common stock equivalents consist of stock options. For the year ended December 31, 1998, common stock equivalents were not considered as the result would have been anti-dilutive.

Note 13 - Impact of Year 2000 (Unaudited)

     The Company has upgraded certain portions of its software and hardware, and continues to do so, in order that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. The Company has utilized both internal and external resources to upgrade and test certain software for year 2000 readiness. The Company anticipates substantially completing the Year 2000 project by June, 1999. The total cost of the Year 2000 project is not presently determinable. However, it is not anticipated to be material.

     The costs for the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. The Company's operating results could be materially impacted if actual costs of the Year 2000 project are significantly higher than management estimates or if the systems and equipment of the Company or those of other companies on which it relies are not compliant in a timely manner.

     The Company has initiated formal communications with all of its significant suppliers and large payors to determine the extent to which the Company's operations are vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no guarantee that the systems of other companies or payors will be timely converted and would not have an adverse effect on the Company's operations.

       (B) Exhibits

       (3) Articles of Incorporation and by-laws are incorporated by reference to the Company's Registration statement on Form S-18 filed on March 26, 1981.

       (22)   Subsidiaries of the Registrant.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          OCEAN BIO-CHEM, INC.
                                          Registrant


                                          By::
                                              ----------------------------------
                                              PETER G. DORNAU
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

                                              March 24, 1999


                                          By:
                                              ----------------------------------
                                              PETER G. DORNAU
                                              Chief Financial Officer

                                              March 24, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          By:
                                              ----------------------------------
                                              JEFFREY TIEGER
                                              Director

                                              March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders meeting. Copies of such shall be sent to the SEC pursuant to current requirements.