Form 10-Q
period 1999-03-31
OCEAN BIO CHEM INC
filed 1999-05-11
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
             (Exact name of registrant as specified in its charter)


               Florida                                          59-1564329
  (State  of other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

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

          YES    _X_                                     NO    ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           $.01 Par Value Common Stock, 10,000,000 shares authorized, 3,766,517 shares issued and outstanding at March 31, 1999.

                         PART I - Financial Information

 Item l.  Financial Statement

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                  MARCH 31,       DEC. 31,
Current Assets:                                                    1999            1998
                                                                ------------    ------------
  Cash                                                            $  339,616      $    8,871
  Trade accounts receivable net of allowance
    for doubtful accounts of $26,000 and $35,000 at
     March 31, 1999 and December 31, 1998, respectively            2,308,412       2,329,712
  Due from officer                                                   161,000         161,100
  Inventories                                                      3,319,698       3,691,877
  Prepaid expenses                                                    80,199          85,123
                                                                ------------    ------------

      Total Current Assets                                         6,209,025       6,276,683
                                                                ------------    ------------

Property, Plant and Equipment, net                                 4,345,624        4374,991
                                                                ------------    ------------

Other Assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                       393,687         399,415
  Funds held in escrow for construction and equipment                530,055         583,432
  Due from affiliated companies, net                                 524,800         870,150
  Deposits and other assets                                          331,418         342,123
                                                                ------------    ------------
     Total Other Assets                                            1,779,960       2,195,120
                                                                ------------    ------------
        Total Assets                                             $12,334,609     $12,846,794
                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                          $508,259        $932,927
  Note payable - bank                                              2,557,806       3,009,118
  Current portion of long term debt                                  294,075         300,000
  Other accrued liabilities                                           80,770          77,991
                                                                ------------    ------------
       Total Current Liabilities                                   3,440,910       4,320,036
                                                                ------------    ------------

Long term debt, less current portion                               4,395,925       4,070,000
                                                                ------------    ------------

Shareholders' Equity:
   Common stock - $.01 par value,  10,000,000 shares
     authorized, 3,766,517  and 3,753,017 shares issued
     and outstanding at March 31, 1999 and December 31, 1998,
     respectively                                                     37,665          37,530
   Additional paid-in capital                                      3,241,592       3,232,327
   Retained earnings                                               1,397,464       1,332,567
   Foreign currency translation adjustment                          (172,072)       (145,666)
                                                                ------------    ------------
                                                                   4,504,649       4,456,758
   Less cost of common stock in treasury, 5,789 shares
      at March 31, 1999                                               (6,875)           --
                                                                ------------    ------------
                                                                   4,497,774       4,456,758
                                                                ------------    ------------
   Total Liabilities & Shareholders' Equity                      $12,334,609     $12,846,794
                                                                ============    ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THREE MONTHS ENDED MARCH 31,


                                                       1999             1998
                                                    -----------     ------------

Gross sales                                         $ 3,418,814     $ 2,787,441

Allowances                                              379,122         259,959
                                                    -----------     -----------

Net sales                                             3,039,692       2,527,482

Cost of goods sold                                    2,107,223       1,820,304
                                                    -----------     -----------

Gross profit                                            932,469         707,178

Costs and expenses:
    Advertising and promotion                            98,240          70,800
    Selling and administrative                          637,857         567,627
    Interest expense                                     98,634          59,282
                                                    -----------     -----------

       Total costs and expenses                         834,761         697,709
                                                    -----------     -----------

Operating income                                         97,738           9,469

Interest income                                           6,160          15,682
                                                    -----------     -----------

Income before income taxes                              103,898          25,151

Provision for income taxes                               39,000           5,166
                                                    -----------     -----------

Net income                                               64,898          19,985
                                                    -----------     -----------

Other comprehensive income, net of tax

   Foreign currency translation adjustment               12,744          (3,191)
                                                    -----------     -----------

Comprehensive income                                $    52,154     $    16,794
                                                    ===========     ===========

Earnings per common share                           $       .02     $       .01
                                                    ===========     ===========


Earnings per share were calculated on the basis of 3,757,517 and 3,753,017 weighted average shares of common stock outstanding for the quarters ended March 31, 1999 and 1998, respectively. The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the registrant has are foreign currency translation adjustments.

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THREE MONTHS ENDED MARCH 31

                                                            1999         1998
                                                         ---------    ----------
Cash flow provided (used) by operating activities:

  Net Income                                             $  64,898    $  19,985

Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation and amortization                             78,578       64,597
  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                21,300     (258,718)
  (Increase) decrease in inventory                         372,179     (284,757)
  Decrease in prepaid expenses                               4,924       67,223
  Increase (decrease) in accounts payable,
   accrued expenses and other                             (411,184)     417,674
                                                         ---------    ---------

  Net cash provided by operating activities                130,695       26,004
                                                         ---------    ---------

Cash provided by financing activities:
  Net reduction under line of credit                      (451,312)    (671,213)
  Net reductions in advances to affiliates                 345,350       17,795
  Net reductions in current portion of long term debt       (5,925)     (10,000)
  Long term borrowings, net                                325,925      (80,000)
  Common stock transactions, net                             2,525         --
                                                         ---------    ---------

  Net cash provided (used) by financing activities         216,563     (743,418)
                                                         ---------    ---------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                   9,893      (55,485)
                                                         ---------    ---------

 Net cash used by investing activities                       9,893      (55,485)
                                                         ---------    ---------

Increase (decrease) in cash prior to effect
   of exchange rate on cash                                357,151     (772,899)
Effect of exchange rate on cash                            (26,406)      (4,039)
                                                         ---------    ---------

Increase (decrease) in cash                                330,745     (776,938)
Cash at beginning of period                                  8,871      787,411
                                                         ---------    ---------

Cash at end of period                                    $ 339,616    $  10,473
                                                         =========    =========

Supplemental Information:
  Cash used for interest during period                   $  85,192    $ 101,114
  Cash used for income taxes during period               $    --      $    --
                                                         =========    =========

The company had no cash equivalents at March 31, 1999 and 1998.

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

Certain financial statement items for the quarter ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings.

The total borrowings under the line are secured by trade receivables and inventories and can aggregate a maximum amount of $5,000,000. The line matures in August, 2001. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, a debt to tangible net worth of ration 2 to 1 and debt service coverage of 1.1 times.

On March 25, 1999, The Registrant borrowed $400,000 from an entity owned by certain officers of the Company. The obligation requires monthly payments of principal and interest at prevailing rates through maturity during April, 2004, when a final balloon payment is due.

The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

Results of Operations:

Gross sales increased approximately 22% for the quarter ended March 31, 1999 when compared to the same quarter of the preceding year.

Cost of goods sold decreased as a percentage of gross sales when comparing the quarter ended March 31, 1999 with the comparable quarter in 1998. The percentages were 61.6 % and 65.3% for the quarters ended 1999 and 1998, respectively. This change was primarily due to an improved product mix and a general sales price increase.

Selling  and  administrative   expenses  increased  approximately  $83,700  when
comparing the quarter ended March 31, 1999 with March 31, 1998. This change was primarily due to personnel costs and professional fees.

Advertising and promotion increased approximately $27,400 comparing the three months ended March 31, 1999 and 1998. This was primarily due to increased co-operative advertising.

Interest expense increased when comparing the March 31, 1999 quarter to the corresponding quarter in 1998 by approximately $25,900 due primarily to increased borrowings.

PART II - Other Information

Item l - Legal Proceedings:  Not applicable.

Item 2 - Changes in Securities:

     During March, 1999, 13,500 shares of the Registrant's Common Stock were issued to Edward Anchel in exchange for financial consulting services rendered to the Company during the period December 1, 1998 trough February 28, 1999.

     During March, 1999, the Registrant acquired 5,789 shares of its Common Stock as Treasury Shares in exchange for cancellation of an employee loan in the amount of $6,875.

     During May, 1999, 55,982 shares of the Registrant's Common Stock were issued to certain employees as a bonus for their respective services to the Company. Such awards were not made pursuant to a formal Employee Bonus Plan. The financial impact of these issuances, approximately $41,900, will be charged to operations during the quarter ending June 30, 1999.

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders: Not applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K

          (A)  Exhibits: Not Applicable



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          OCEAN BIO-CHEM, INC.

Date:   May 10, 1999                      By: /s/ PETER G. DORNAU
     ---------------------------------       -----------------------------------
                                              Peter G. Dornau
                                              Chairman of the Board and
                                              Chief Executive Officer


                                          By: /s/ PETER G. DORNAU
                                              ----------------------------------
                                               Peter G. Dornau
                                               Chief Financial Officer