Form 10-Q
period 1999-06-30
OCEAN BIO CHEM INC
filed 1999-08-10
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 2-70197



                              OCEAN BIO-CHEM, INC.
             (Exact name of registrant as specified in its charter)



                               Florida 59-1564329
                (State of other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


       Registrant's telephone number, including area code - (954) 587-6280

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   YES |X|                   NO | |


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           $.01 Par Value Common Stock, 10,000,000 shares authorized, 3,822,499 shares issued and outstanding at June 30, 1999.

                        PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                    JUNE 30,         DEC. 31,
                                                     1999             1998
                                                     ----             ----
Current assets:
Cash                                             $    256,970     $      8,871
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $13,500
  and  $26,000 at June 30, 1999 and December
  31, 1998, respectively                            2,090,473        2,329,712
Due from officer                                      161,100          161,100
Inventories                                         3,720,125        3,691,877
Prepaid expenses                                      111,680           85,123
                                                 ------------     ------------
    Total current assets                            6,340,348        6,276,683
                                                 ------------     ------------

Property, plant and equipment, net                  4,425,465        4,374,991
                                                 ------------     ------------

Other assets:
Funds held in escrow for equipment                    413,913          583,432
Trademarks, trade names and patents, net              387,919          399,415
Deposits and other assets                             304,324          342,123
Due from affiliated companies, net                    573,297          870,150
                                                 ------------     ------------
    Total other assets                              1,679,453        2,195,120
                                                 ------------     ------------

    Total assets                                 $ 12,445,266     $ 12,846,794
                                                 ============     ============

           Liabilities and shareholders' equity

Current liabilities:
Accounts payable - trade                         $    775,885     $    932,927
Note payable - bank                                 2,156,696        3,009,118
Current portion of long-term debt                     299,564          300,000
Accrued expenses payable                              226,785           77,991
                                                 ------------     ------------
     Total current liabilities                      3,458,930        4,320,036
                                                 ------------     ------------

Long-term debt, less current portion                4,314,358        4,070,000
                                                 ------------     ------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
  authorized,  3,822,499 and 3,753,017 shares
  issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                      38,225           37,530
Additional paid-in capital                          3,282,932        3,232,327
Retained earnings                                   1,525,829        1,332,567
Foreign currency translation adjustment          (    168,133)    (    145,666)
                                                 ------------     ------------
                                                    4,678,853        4,456,758
Less cost of common stock in treasury,
  5,789 shares at June 30, 1999                  (      6,875)               0
                                                 ------------     ------------
                                                    4,671,978        4,456,758
                                                 ------------     ------------
     Total liabilities & shareholders' equity    $ 12,445,266     $ 12,846,794
                                                 ============     ============


                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                   ENDED JUNE 30,             ENDED JUNE 30,
                                 1999       1998           1999          1998
                                 ----       ----           ----        ----

Gross sales                   $3,674,386  $3,167,782    $7,093,200  $5,955,223
Allowances                       312,316     273,508       691,438     533,467
                              ----------  ----------    ----------  ----------

Net sales                      3,362,070   2,894,274     6,401,762   5,421,756
Cost of goods sold             2,186,708   1,830,335     4,293,931   3,650,639
                              ----------  ----------    ----------  ----------

Gross profit                   1,175,362   1,063,939     2,107,831   1,771,117
                              ----------  ----------    ----------  ----------

Cost and expenses:
Advertising and promotion        154,094     249,963       252,334     320,763
Selling and administrative       718,064     716,931     1,355,921   1,284,558
Interest expense                 103,012     102,268       201,646     161,550
                              ----------  ----------    ----------  ----------
    Total cost and expenses      975,170   1,069,162     1,809,901   1,766,871
                              ----------  ----------    ----------  ----------

Income (loss)  from
  operations                     200,192       5,223       297,930       4,246
Interest income                    5,672       8,485        11,832      24,167
                              ----------  ----------    ----------  ----------

Income before income taxes       205,864       3,262       309,762      28,413
Provision for income taxes        77,500         307       116,500       5,473
                              ----------  ----------    ----------  ----------

Net income                       128,364       2,955       193,262      22,940

Other comprehensive income,
  net of income taxes:
Foreign currency translation
  adjustment                  (    9,723)  (   5,183  ) (   22,467) (    8,444)
                              ----------  ----------    ----------  ----------
Comprehensive income (loss)   $  118,641  $(   2,228  ) $  170,795  $   14,496
                              ==========  ==========    ==========  ==========

Basic earnings per
  Common share                $   .03     $   .00        $ .05      $  .01
                              ==========  ==========    ==========  ==========

Earnings  per share were  calculated  on the basis of  3,780,678  and  3,753,017 weighted average shares of common stock outstanding for the six months and three months  ended June 30,  1999 and 1998,  respectively.  The  Company  has adopted
Statement of Financial  Accounting  Standards  No. 130 which  requires  items of comprehensive income to be stated as part of the basic financial statements. The only items of  comprehensive  income that the registrant  which are reflected in
the  accompanying   financial   statements  are  foreign  currency   translation
adjustments.



                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                                                        1999             1998
                                                        ----             ----


Cash flow provided by operating activities:
Net income                                      $     193,262    $     22,940

Adjustments to reconcile net income
 to net cash provided by operations:
Depreciation and amortization                          159,496         136,416
Changes in assets and liabilities:
  Decrease in accounts receivable                      239,239          54,513
   (Increase) in inventory                       (      28,248)      ( 141,463)
   (Increase) decrease in prepaid expenses       (      26,557)        339,886
  Increase (decrease) in accounts payable,
    accrued expenses and other                          29,551    (     10,081)
                                                 -------------    ------------

      Net cash provided by operating activities        566,743         402,211
                                                 -------------    ------------

Cash flows from financing activities:
  Net reductions under line of credit            (     852,422)   (    630,213)
  Reduction in advances from affiliates                296,853          27,716
  Borrowings (payments) on debts, net                  243,922    (    235,963)
  Common stock transactions                             44,425            0
                                                 -------------    ------------

      Net cash (used) by financing activities    (     267,222)   (    838,460)
                                                 -------------    ------------

Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                    (      28,955)   (    198,064)
                                                 -------------    ------------

     Net cash (used) by investing activities     (      28,955)   (    198,064)
                                                 -------------    ------------

  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustments          270,566    (    634,313)
  Effect of foreign currency translation
    adjustments on cash                          (      22,467)   (     10,459)
                                                 -------------    ------------

     Net increase (decrease) in cash                   248,099    (    644,772)

 Cash at beginning of period                             8,871         787,411
                                                 -------------     -----------

 Cash at end of period                           $     256,970     $   142,639
                                                 =============     ===========


Supplemental information:
Cash used for payment of interest during period  $     193,534     $   206,817
                                                 -------------    ------------
Cash used for payment of income taxes during
  period                                         $      16,000    $      0
                                                 -------------    ------------

The company had no cash equivalents at June 30, 1999 and 1998.



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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings.

The total borrowings under the line are secured by trade receivables and inventories and can aggregate a maximum amount of $5,000,000. The line matures in August, 2001. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, a debt to tangible net worth of ratio 2 to 1 and debt service coverage of 1.1 times.

On March 25, 1999, The Registrant borrowed $400,000 from an entity owned by certain officers of the Company. The obligation requires monthly payments of principal and interest at prevailing rates through maturity during April, 2004, when a final balloon payment is due.

The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to the fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.


Results of Operations For The Three Month Period April 1- June 30:

Gross sales increased approximately 16% or $506,600 for the quarter ended June 30, 1999 when compared to the same quarter of the preceding year. Management attributes this primarily to increased sales of new products introduced last year and a sales price increase on selected products.

Cost of goods sold increased as a percentage of gross sales when comparing the quarter ended June 30, 1999 with the comparable quarter in 1998. The percentages were 59.5 % and 57.8% for the quarters ended 1999 and 1998, respectively. This change was primarily due to increasing raw chemical costs and manufacturing overhead at the Company's Alabama plant.

Selling and administrative expenses aggregated approximately $718,000 which is substantially identical to the prior year when comparing the quarters ended June 30, 1999 and June 30, 1998.

Advertising and promotion decreased approximately $95,900 comparing the three months ended June 30, 1999 and 1998. This was primarily due to a planned decrease in the advertising budget.

Interest expense which aggregated approximately $103,000 for the current quarter was substantially unchanged when comparing the June 30, 1999 quarter to the corresponding quarter in 1998.


Results of Operations For the Six Month Period January 1 - June 30:

Gross Sales increased 19% or approximately $1,138,000 when comparing the six month periods of 1999 and 1998. Management attributes this primarily to increased sales of new products introduced last year and a sales price increase on selected products.

Cost of Goods Sold decreased to 60.5% as a percentage of gross sales versus 61.3% when comparing the six months ended June 30, 1999 to the comparable period in the preceding year.
This change is not viewed as significant.

Advertising and promotion expenses decreased approximately 21% or $68,400 when comparing the six months ended June 30, 1999 to the six months ended June 30, 1998. This was primarily due to a planned decrease in the advertising budget.

Selling and administrative expenses increased for the six months ended June 30, 1999 by approximately $71,400 or 5.5 % when compared to the six months ended June 30, 1998. This was not due to any one factor other than anticipated increased administrative expenses.

Interest expense increased during the six month period in 1999 by approximately $40,100 when compared to the six month period of 1998 reflecting the higher levels of borrowings in the first quarter of 1999.

                           PART II: OTHER INFORMATION


Item l -   Legal Proceedings:   See the Registrant's 10K for the year ended
           December 31, 1998

Item 2 -   Changes in Securities:  Not applicable

Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 -   Submission of Matters to Vote of Security Holders:
           On June 11, 1999, at the Registrant's annual meeting, shareholders elected five directors; Peter Dornau, Jeffrey Tieger, Edward Anchel, Laz Schneider, and James Kolisch. 1,346,434 voted for all directors and 4,522 voted against. Shareholders also approved Infante, Lago & Co., Certified Public Accountants, by a vote of 3,559,010 for and 231 shares against, as the Registrant's auditors for 1999.

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

                              OCEAN BIO-CHEM, INC.

Date: August 9, 1999                                 /s/ Peter Dornau
                                                    -----------------
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                    /s/Edward Anchel
                                                    -----------------
                                                    Edward Anchel
                                                    Chief Financial Officer