Form 10-Q
period 1999-09-30
OCEAN BIO CHEM INC
filed 1999-11-08
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 2-70197

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

       $.01 Par Value Common Stock 10,000,000 shares authorized;
        3,822,499 issued and outstanding at September 30, 1999

                         PART I - FINANCIAL INFORMATION

Item l.  Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                              September 30,    December 31,
                                                  1999             1998
                                              ------------     ------------
Current assets:
Cash                                           $  337,964      $     8,871
Trade accounts receivable, net of allowances
 for doubtful accounts of $22,600 and
 $26,000 at September 30, 1999 and December
 31, 1998, respectively                         3,213,771        2,329,712
Due from officer                                  161,100          161,100
Inventories                                     3,380,542        3,691,877
Prepaid expenses                                  107,725           85,123
                                               -----------     ------------
    Total current assets                        7,201,102        6,276,683
                                               -----------     ------------

Property, plant and equipment, net              4,526,444        4,374,991
                                               -----------     ------------

Other assets:
Funds held in escrow for equipment                297,627          583,432
Trademarks, trade names and patents, net          382,171          399,415
Due from affiliated companies, net                650,412          870,150
Deposits and other assets                         279,016          342,123
                                              ------------     ------------
    Total other assets                          1,609,226        2,195,120
                                              ------------     ------------

    Total assets                              $13,336,772      $12,846,794
                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade                        $ 896,081      $   932,927
Notes payable - bank                            2,581,003        3,009,118
Current portion of long-term debt                 299,667          300,000
Accrued expenses payable                          418,881           77,991
                                              ------------     ------------
    Total current liabilities                   4,196,632        4,320,036
                                              ------------     ------------

Long-term debt, less current portion            4,238,152        4,070,000
                                              ------------     ------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
  authorized, 3,822,499 and 3,753,017 shares
  issued and outstanding at September 30, 1999
  and December 31, 1998, respectively              38,225           37,530
Additional paid-in capital                      3,282,932        3,232,327
Retained earnings                               1,759,943        1,332,567
Foreign currency translation adjustment       (   172,237)     (   145,666)
                                              ------------     ------------
                                                4,908,863        4,456,758
Less cost of common stock in treasury,
  5,789 shares at September 30, 1999          (     6,875)           -
                                              ------------     ------------
                                                4,901,988        4,456,758
                                              ------------     ------------

    Total liabilities & shareholders' equity  $13,336,772      $12,846,794
                                              ============     ============



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 For the three months      For the nine months
                                  ended September 30,      ended September 30,
                                 1999        1998          1999         1998
                                 ----        ----          ----         ----

Gross sales                  $ 4,995,382  $ 4,751,365  $12,088,582  $10,706,588
Allowances                       567,324      425,187    1,258,762      958,654
                             ------------ ------------ ------------ ------------
   Net sales                   4,428,058    4,326,178   10,829,820    9,747,934

Cost of goods sold             3,102,576    3,191,618    7,396,507    6,842,257
                             ------------ ------------ ------------ ------------

Gross profit                   1,325,482    1,134,560    3,433,313    2,905,677
                             ------------ ------------ ------------ ------------

Costs and expenses:
Advertising and promotion        140,115      193,856      392,449      514,619
Selling and administrative       712,775      664,706    2,068,695    1,949,264
Interest expense                 101,673       98,408      303,319      259,958
                             ------------ ------------ ------------ ------------
  Total costs and expenses       954,563      956,970    2,764,463    2,723,841
                             ------------ ------------ ------------ ------------

Income from operations           370,919      177,590      668,850      181,836
Interest income                    4,394        9,841       16,226       34,008
                             ------------ ------------ ------------ ------------

Income before provision
   for income taxes              375,313      187,431      685,076      215,844
Provision for income taxes       141,200       73,527      257,700       79,000
                             ------------ ------------ ------------ ------------

Net income                       234,113      113,904      427,376      136,844

Other comprehensive income,
  net of income taxes:
Foreign currency
  translation adjustment     (     4,104) (    11,588) (    26,571) (    20,032)
                             ------------------------- ------------ ------------

Comprehensive income         $   230,009  $   102,316  $   400,805  $   116,812
                             ============ ============ ============ ============

Basic earnings per
  common share               $   .06      $    .03       $    .11     $    .04
                             ============ ============   ===========  ==========



     Earnings per share for the nine and three months ended September 30, 1999 were calculated on the basis of 3,794,618 weighted average shares of common stock outstanding. For the nine and three months ended September 30, 1998, earnings per share were calculated using 3,753,017 weighted average shares of common stock outstanding. The company has adopted Statement of Financial
Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements.



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                     1999                1998
                                                     ----                ----


Cash flows provided by operating activities:
Net Income                                      $   427,376     $      136,844
Adjustments to reconcile net income
  to net cash provided by operations:
Depreciation and amortization                       243,777            198,190
Changes in operating assets and liabilities:
  (Increase) in accounts receivable             (   884,059)    (      965,213)
  (Increase) decrease  in inventories               311,335     (      343,599)
  (Increase) decrease in prepaid expenses       (    22,602)           389,276
  Increase (decrease) in accounts payable,
    accrued  expenses, and other                    368,151            800,846
                                                ------------    ---------------
Net cash provided by operating activities           443,978            216,344
                                                ------------    ---------------

Cash flows from financing activities:
Net (reductions) under line of credit           (   428,115)    (      418,213)
  Repayments of advances to affiliates              219,738             52,497
  Borrowings (reductions) of debts, net             167,819     (      260,000)
  Common stock transactions                          44,425               -
                                                ------------    ---------------
Net cash provided(used)by financing activities        3,867     (      625,716)
                                                ------------    ---------------

Cash flows from investing activities:
Purchase of property, plant, and equipment, net (    92,181)    (      240,289)
                                                ------------    ---------------
Net cash used by investing activities           (    92,181)    (      240,289)
                                                ------------    ---------------

Increase (decrease) in cash prior to effect of
  foreign currency translation on cash              355,664     (      649,661
Effect of foreign currency translation on cash  (    26,571)    (       31,596)
                                                ------------    ---------------

Net increase (decrease) in cash                     329,093     (      681,257)
Cash at beginning of period                           8,871            787,411
                                                ------------    ---------------

Cash at end of period                           $   337,964     $      106,154
                                                ============    ===============

Supplemental  Information:
Cash used during the periods for payment of:
  Interest                                      $   329,093     $      259,000
                                                ============    ===============

  Income taxes                                  $    36,000     $        -
                                                ============    ===============




The company had no cash equivalents at September 30, 1999 and 1998.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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


Liquidity and Capital Resources:

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


Results of operations for the three month period July 1- September 30:

Gross sales increased approximately 5% or $244,000 for the quarter ended September 30, 1999 when compared to the same quarter of the preceding year. Management attributes this primarily to increased sales of new products introduced late last year and a sales price increase on selected products initiated during the first quarter of 1999.

Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended September 30, 1999 with the comparable quarter in 1998. The percentages were 70.1% and 73.8% for the quarters during 1999 and 1998, respectively. This change was due the aforementioned sales price increase, increased absorption of manufacturing overhead at the Company's Alabama plant and is somewhat offset by increasing raw chemical costs.

Advertising and promotion decreased approximately $ 53,000 comparing the three months ended September 30, 1999 and 1998. This was primarily due to a planned decrease in the advertising budget.

Selling and administrative expenses increased approximately $ 48,000 when comparing the quarters ended September 30, 1999 and 1998. Such change is attributable to increased personnel costs and anticipated incremental costs of operations.

Interest expense which aggregated approximately $101,000 for the current quarter was substantially unchanged when comparing the September 30, 1999 quarter to the corresponding quarter in 1998.

Results of operations for the nine month period January 1 - September 30:

Gross sales increased 13% or approximately $1,382,000 when comparing the nine month periods of 1999 and 1998. Management attributes this primarily to increased sales of new products introduced late last year and a sales price increase on selected products initiated during the first quarter of 1999.

Cost of goods sold decreased to 68.3% as a percentage of net sales versus 70.2% when comparing the nine months ended September 30, 1999 to the comparable period in the preceding year. This change was due the aforementioned sales price increase, increased absorption of manufacturing overhead at the Company's Alabama plant and is somewhat offset by increasing raw chemical costs.

Advertising and promotion expenses decreased approximately $122,000 when comparing the nine months ended September 30, 1999 to the nine months ended September 30, 1998. This was primarily due to a planned decrease in the advertising budget.

Selling and administrative expenses increased for the nine months ended September 30, 1999 by approximately $119,000 or 6% when compared to the nine months ended September 30, 1998. This was attributable to increased personnel costs and anticipated incremental costs of operations.

Interest expense increased during the nine month period in 1999 by approximately $43 ,000 when compared to the nine month period of 1998 reflecting the higher levels of borrowings during the earlier periods of 1999.

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

         OCEAN BIO-CHEM, INC.


   Date:    November 7, 1999                 /s/ Peter Dornau
                                             -----------------------------------
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer



   Date:    November 7, 1999                /s/ Edward Anchel
                                            ------------------------------------
                                              Edward Anchel
                                              Chief Financial Officer