Form 10-K
period 1999-12-31
OCEAN BIO CHEM INC
filed 2000-03-16
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10K


            /x/ Annual Report Pursuant to Section 13 or 15(d) of the

                 SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the Fiscal Year Ended December 31, 1999

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

          Yes X                              No____

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

                       $ 2,223,086 as of February 1, 2000.

     Indicate the number of shares outstanding of Registrant's common stock as of February 1, 2000.

     3,822,499 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be filed within 120 days of December 31, 1999.

                                     PART 1

Item l.  Business

General: The Company was organized on November 13, 1973 under the laws of the state of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automotive, and aircraft under the Star brite name.

The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement. In the event of such infringement, the Registrant would defend its trade name vigorously. The Registrant has two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general.

Products of the Company:

Set forth is a general description of the products which the Company manufactures and markets:

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

Automotive: Through December 31, 1999, this line was primarily composed of anti-freeze, windshield washes, and polishes. The Company intends to introduce a line of oils, lubricants and other engine fluids during the early part of fiscal 2000.

Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

Although the above products are utilized for different types of vehicles and boats, it is management's view that they all constitute one industry segment.

Manufacturing: The Company manufactures and packages its products as well as contracts with unrelated companies to package its products which are manufactured to the Company's specifications, using the Company's formulas for each product. All raw materials used in manufacturing are readily available. Each external packager enters into a confidentiality agreement with the Company. The Company has patent protection on some of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. Manufacturing is primarily performed by the Company and two independent entities located in the northeastern area of the country. The Company believes that its internal manufacturing capacity as well as the arrangements with the present outside manufacturers are adequate for its present needs. In the event that these arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

On February 27, 1996, the Registrant, through a wholly-owned operating subsidiary, Kinbright, Inc. (an Alabama corporation), acquired certain assets of Kinpak, Inc.,(a Georgia corporation) ("Kinpak"), and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the city of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, the registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue new Industrial Development Bonds in the amount of $4,990,000 to repay certain financing costs and to expand the capacity of the Alabama facility. The leased premises consist of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, the Registrant changed the name of its subsidiary, Kinbright, Inc. to Kinpak Inc. (an Alabama corporation). The Company started producing a private label line of antifreeze and packaging products for the Registrant and unrelated customers during 1997 at such facility.

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

Competition: The Company has two major and a number of smaller regional competitors in the marine marketplace. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. In the opinion of management no one or few competitors holds a dominant market share. Management believes that it can increase or maintain its market share through its present methods of advertising and distribution.

The recreation vehicle appearance and maintenance market is parallel to that of the marine market. In this market the Company competes with two major and a number of smaller competitors none of which singly or as a few have a dominant market share. Management is of the opinion that it can increase or maintain the Company's market share by utilizing similar methods as those employed in the marine market.

Personnel: The Company employs approximately 19 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical, and accounting functions. In addition, the Company and/or its subsidiaries employ the following personnel:


                                                              Full Time
Location                         Description                  Employees
--------                         -----------                  ---------
Montgomery, Alabama        Manufacturing and distribution        54
Fort Lauderdale, Florida   Manufacturing and distribution        35
                                                                 --
                                                                 89
                                                                 ==

New Product Development: The Company continues to develop specialized products for the marine and recreational vehicle trade. During fiscal 2000, the Registrant anticipates launching a line of automotive oils, fluids and related products. The Company believes that its current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding.

                       Financial Information Relating to
                 Approximate Domestic and Canadian Gross Sales


                                      Year ended December 31,
                                1999                 1998             1997
                                ----                 ----             ----
United States:
  Northeast                 $ 2,829,000        $ 2,526,000        $ 3,780,000
  Southeast                   4,463,000          3,628,000          1,654,000
  Central                     4,575,000          4,259,000          4,082,000
  West Coast                  3,381,000          3,019,000          2,754,000
                            -----------        -----------        -----------
                             15,248,000         13,432,000         12,270,000
Canada (US Dollars)             704,000            646,000            580,000
                            -----------        -----------        -----------
                            $15,952,000        $14,078,000        $12,850,000
                            ===========        ===========        ===========

Forward-looking Statements:

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will"', "expect"', "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2, Properties

The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and are held under a lease with an entity owned by officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant entered into a new lease agreement for a term of ten years. The lease calls for an initial annual rental of $94,800 increasing by 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership.

During November 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. Such lease terminates on October 31, 2000. The Company anticipates renewing this lease on a short term basis while it considers alternative real estate options. Rent charged to operations during the year ended December 31, 1999 amounted to approximately $96,000. .

The Montgomery, Alabama facility contains approximately 110,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. The Registrant financed the facility and its improvements with an Industrial Revenue Bond in the amount of $4,990,000. At December 31, 1999, approximately $285,200 was held in trust to pay for equipping the addition to the facility.


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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market For the Registrant's Common Equity and Related Stockholder
        Matters

A. The Registrant's Common Stock was sold to the public initially on March 26, 1981. The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 1999 and 1998 is presented below.

  Market Range of
  Common Stock Bid:  1st Qtr.     2nd Qtr.      3rd Qtr.    4th Qtr.

1999  High           $1.19        $1.25         $1.13       $1.25
      Low            $1.06        $1.06         $  .94      $ .88

1998  High           $2.00        $1.88         $2.13       $1.50
      Low            $1.25        $1.25         $1.25       $1.00


The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 700 at December 31, 1999. The aforementioned number was calculated from a list provided by the Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. The Registrant has not paid any cash dividends since it has been organized. However, in 1996 the Company issued a 5% stock dividend. During February, 2000, a 5% stock dividend was declared for shareholders of record at the close of business on March 17, 2000 which will be distributed on March 30, 2000.

D. The Company has no other dividend policy except as stated in C. directly above.


Item 6. Selected Financial Data

The following tables set forth selected financial data as of, and for the years ending December 31,


                         1999          1998            1997          1996          1995
                         ----          ----            ----          ----          ----

Statement of
operations
----------

Gross sales          $15,952,165    $14,077,993    $12,849,507    $12,436,918     $9,700,193

Net sales            $14,317,485    $12,705,473    $11,599,113    $11,826,340     $9,042,181

Net income(loss)     $   431,484    $    83,059    $  (168,506)   $   354,672     $  540,542

Earnings(loss)
 per common share    $       .11    $       .02    $      (.05)   $       .09     $      .15


Balance sheet
-------------

Working
 capital             $ 2,797,708    $ 1,956,647    $ 1,976,517    $ 2,737,817     $2,736,587

Total assets         $13,547,452    $12,846,794    $13,276,542    $11,955,397     $6,747,770

Long term
 obligations         $ 4,152,332    $ 4,070,000    $ 4,370,000    $ 4,710,000     $     -

Total
 liabilities         $ 8,629,991    $ 8,390,036    $ 8,866,122    $ 7,410,913     $2,571,765

Shareholders'
 equity              $ 4,917,461    $ 4,456,758    $ 4,410,420    $ 4,544,484     $4,176,005


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's consolidated financial statements contained herein as Item 14.

Liquidity and Capital Resources:

The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. The Registrant's line of credit aggregates $3.5 million, is due on demand, bears interest at prime less .25%, and is secured by the Registrant's trade receivables, inventory, and other assets. The Registrant is required to maintain a minimum working capital of $1.5 million and meet other financial covenants during the term of the agreement.

The Registrant obtained a letter of credit in order to market its Alabama Industrial Revenue Bonds at favorable rates. Under such letter of credit agreement the Company is required to maintain working capital of $1.5 million, debt to tangible net worth of 2 to 1, and a debt service coverage of 1.1 times. As of year end, the Registrant was in compliance with all such terms.

In connection with the purchase and expansion of the Alabama facility, the Registrant closed on an Industrial Revenue Bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During March, 1997, the Registrant refinanced $4,990,000 of such bonds of which approximately $285,200 was held in trust at December 31, 1999 for equipping the expansion.

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

Year ended December 31, 1999:

Fourth Quarter Results:

Comparing the quarters ended December 31, 1999 and 1998, net sales increased approximately $530,000 or 18% and similarly gross profit percentages improved from 25.5% to 27.8%. These changes were consistent with those experienced for the entire year; new products and increased private label sales and improved utilization of the Company's manufacturing plant's capacity. Additionally, the trend in Company's selling, general and administrative expenses were consistent with those of the entire year. The pre-tax income (loss) amounts for the fourth quarter of 1999 and 1998 were approximately $10,800 and ($101,000), respectively.

Results of Operations:

Calendar year 1999/1998: Sales and earnings varied when comparing the year ended December 31, 1999 to 1998 principally due to the factors enumerated below.

Net sales - Net sales increased 13% or approximately $1,612,000 comparing the year ended December 31, 1999 with the 1998 period. This was primarily due to increased sales of anti-freeze, private label product sales, and sales of brushes and straps.

Cost of goods sold - Cost of goods sold decreased from 71% to 69% as a percentage of net sales when comparing 1999 to 1998. This change was primarily attributable to a differing product mix and improved utilization of the Company's manufacturing plant's capacity.

Advertising and promotion - Advertising expense decreased approximately $141,200 or 20% when comparing 1999 to 1998. This was primarily due to planned decreases in media advertising expenditures and lower customer co-op advertising.

Selling, general and administrative - Selling, general and administrative expenses increased approximately $175,700 or 7% when comparing 1999 to 1998. This change was attributable to increased personnel costs and normal inflationary trends.

Interest expense - Interest expense incurred during 1999 increased by approximately $47,800 or 13% over 1998. The increase was primarily due to increased borrowings and interest rates.

Calendar year 1998/1997: - Sales and earnings varied when comparing the year ended December 31, 1998 to 1997 principally due to the factors enumerated below.

Net sales - Net sales increased 9.5% or approximately $1,106,000 for the year ended December 31, 1998 over the 1997 period. This was primarily due to increased sales of anti-freeze, private label sales, and sales of brushes and straps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a) The independent certified public accounting firm for Registrant, Infante, Lago and Company, has been dismissed due to the departure of Jesus Lago, the partner in charge of the Registrant's audit. The dismissal was necessary in order for the Registrant to retain Berkovits & Company PA as the Registrant's independent certified public accountants in which Mr.Jesus Lago has become a partner. The dismissal was effective January 5, 2000.

         (b)      (i)      Infante,  Lago and  Company  was  dismissed  solely
 because of the resignation of the individual partner responsible for the Registrant's audit.

                  (ii) The reports on the financial statements of the Registrant by Infante, Lago and Company over the past two years contain no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                  (iii) The decision to change accountants was approved by the Board of Directors of the Registrant.

                  (iv) During Registrant's two most recent fiscal years and any subsequent interim period preceding the dismissal of Infante, Lago and Company there were no disagreements with Infante, Lago and Company on any matter of accounting principles or practices, financial statements, disclosure or auditing scope or procedure.

                  (v) No reportable events referred to in Item 304(a)(v) of Regulation S-K occurred during the two years prior to the dismissal of Infante, Lago and Company.

                           (2)      Berkovits & Company PA has been engaged
effective January 5, 2000. The Registrant did not, during the two most recent fiscal years or any subsequent interim period prior to engaging Berkovits & Company PA, consult Berkovits & Company PA on any matter.

                           (3)      Registrant has provided Infante,  Lago and
Company with a copy of the foregoing disclosures and Infante, Lago and Company has furnished the Registrant with a letter addressed to the Commission stating that it agrees with the foregoing statements made by Registrant.

         PART III

Item 10.  Executive Officers and Directors of the Registrant

The following tables set forth the names and ages of all elected directors and officers of the Registrant, as of December 31, 1999.

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

    NAME                    OFFICE                                       AGE
    ----                    ------                                       ---
Peter G. Dornau     President, Chief Executive Officer, and               60
                              Director since 1973

Jeffrey Tieger      Vice President, Secretary and Director                56
                    since 1977

Edward Anchel       Vice President- Finance, Chief Financial              53
                    Officer since 1999 and Director since 1998

James Kolisch       Director since 1998
                                                                          48
Laz Schneider       Director since 1998                                   60

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

James Kolisch is engaged in the insurance industry and was elected to serve as an outside Director of the Company during May, 1998. Mr. Kolisch provides services to the Company in the capacity of Insurance Agent.

Laz Schneider is an attorney in private practice and was elected to serve as an outside Director of the Company during May, 1998. Mr. Schneider is a partner in the law firm that serves as the Company's lead counsel in various corporate and litigation matters.

Item 11. Management Remuneration and Transactions

The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual stockholder's meeting which shall be sent out to shareholders prior to 120 days past the Registrant's year end of December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at December 31, 1999 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title of             Name and Address of             Amount and Nature of     Percent
  Class               Beneficial Owner               Beneficial Ownership    of Class
--------             -------------------             --------------------    --------
Common      Peter G. Dornau, President, Director          2,191,713*          54.7%
            4041 S. W. 47 Avenue
            Ft. Lauderdale, FL 33314

Common      All directors and officers as a
            group three (3) individuals                   2,387,877*          59.7%

*Includes options to purchase shares of the Company's common stock as follows:

On March 25, 1999, the Company granted Messrs. Dornau and Tieger a five year option for 100,000 shares each at an exercise price of $.89 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are 50% co-shareholders.

Pursuant to the Company's various stock option plans, Mr. Dornau has options to acquire 70,000 shares of the Company's common stock of which 21,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 1999 financial statements.

Pursuant to the Company's various stock option plans, the Company's directors and officers, as a group, have options to acquire 205,000 shares of the Company's common stock of which 42,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 1999 financial statements.

Item 13. Certain Relationships and Related Transactions

On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by officers of the Registrant. The lease requires a minimum rental of $94,800 the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. The Registrant believes that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties.

The Registrant acquired the rights to the "Star brite" name and products only for the United States and Canada in conjunction with its original public offering during March, 1981. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 1999 and 1998 amounts owed to Registrant by these companies were approximately $737,800 and $ 691,000, respectively. These amounts have been advanced to such affiliates with repayment requirements of between five and seven years bearing interest at the rate charged to the Registrant pursuant to its line of credit. Sales to such affiliates aggregated approximately $252,500 and $156,500 during the years ended December 31, 1999 and 1998, respectively.

A subsidiary of the Registrant currently uses the services of an entity which is owned by its President to conduct product research and development. Such entity received $30,000 per year for the years 1999, 1998 and 1997 under such relationship.

Item 14. Exhibits, Financial Statements, Schedules, and Reports Filed on Form 8K

The following documents are filed as a part of this report.

      (A) Consolidated financial statements:

          (i)   Consolidated balance sheets, December 31, 1999 and 1998.

         (ii) Consolidated statements of operations for each of the three years ended December 31, 1999, 1998, and 1997.

        (iii) Consolidated statement of shareholders' equity for each of the three years ended December 31, 1999, 1998, and 1997.

         (iv) Consolidated statements of cash flows for each of the three years ended December 31, 1999, 1998 and 1997.
          (v)   Notes to consolidated financial statements.

                 (a) All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.


             Exhibits:

      (3) Articles of Incorporation and by-laws are incorporated by reference to the Company's Registration Statement on Form S-18 filed on March 26, 1981.

      (22) Subsidiaries of the Registrant.

      (B)  Reports Filed on Form 8K

                      OCEAN BIO-CHEM INC., AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997




                                                                  Page
                                                                  ----

Reports of independent auditors                                    1-2

Consolidated balance sheets                                          3

Consolidated statements of operations                                4

Consolidated statement of shareholders' equity                       5

Consolidated statements of cash flow                                 6

Notes to consolidated financial statements                        7-13

                             BERKOVITS & COMPANY, PA
                          CERTIFIED PUBLIC ACCOUNTANTS
                     8211 WEST BROWARD BOULEVARD, SUITE 340
                            PLANTATION, FLORIDA 33324

                                 (954) 475-3199




                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its subsidiaries
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. ("the Company") and its Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations, shareholders' equity, and cash flows of Ocean Bio-Chem, Inc. and its Subsidiaries for the years ended December 31, 1998 and 1997, were audited by other auditors whose report dated March 19, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its subsidiaries at December 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


March 8, 2000



                        BERKOVITS & COMPANY, PA

                             INFANTE, LAGO & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                       11900 BISCAYNE BOULEVARD SUITE 288
                           NORTH MIAMI, FLORIDA 33181

                                 (305) 893-4341







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


March 19, 1999



                             INFANTE, LAGO & COMPANY

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 and 1998

                                     ASSETS

Current assets:                                                    1999             1998
                                                             ------------      ------------
 Cash                                                        $    433,772      $      8,871
 Trade accounts receivable net of allowance for
    doubtful accounts of approximately $22,500
    and $26,000, for 1999 and 1998, respectively                2,804,072         2,329,712
 Inventories                                                    3,730,321         3,691,877
 Due from officer                                                 161,100           161,100
 Prepaid expenses and other current assets                        146,102            85,123
                                                             ------------      ------------
   Total current assets                                         7,275,367         6,276,683
                                                             ------------      ------------

Property, plant and equipment, net                              4,515,305         4,374,991
                                                             ------------      ------------

Other assets:
 Funds held in escrow for equipment                               285,165           583,432
 Trademarks, trade names, and patents, net
   of accumulated amortization                                    376,423           399,415
 Due from affiliated companies, net                               846,979           870,150
 Deposits and other assets                                        248,213           342,123
                                                             ------------      ------------
    Total other assets                                          1,756,780         2,195,120
                                                             ------------      ------------

       Total assets                                          $ 13,547,452      $ 12,846,794
                                                             ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable trade                                      $    872,693      $    932,927
 Note payable  bank                                             2,900,000         3,009,118
 Current portion of long-term debt                                314,359           300,000
 Accrued expenses payable                                         390,607            77,991
                                                             ------------      ------------
   Total current liabilities                                    4,477,659         4,320,036
                                                             ------------      ------------

Long-term debt less current portion                             4,152,332         4,070,000
                                                             ------------      ------------

Commitments and contingencies                                      -                 -

Shareholders' equity:
 Common stock - $.01 par value, 10,000,000 shares
   authorized, 3,822,499 and 3,753,017 shares
   issued and outstanding at December 31, 1999
   and 1998, respectively                                          38,225            37,530
 Additional paid-in capital                                     3,282,932         3,232,327
 Foreign currency translation adjustment                     (    160,872)     (    145,666)
 Retained earnings                                              1,764,051         1,332,567
                                                             ------------      ------------
                                                                4,924,336         4,456,758
 Less treasury stock, 5,789 shares, at cost                  (      6,875)           -
                                                             ------------      ------------
Total shareholders' equity                                      4,917,461         4,456,758
                                                             ------------      ------------

      Total liabilities and shareholders' equity             $ 13,547,452      $ 12,846,794
                                                             ============      ============


The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997

                                             1999             1998            1997
                                          -----------     -----------     -----------

Gross sales                               $15,952,165     $14,077,993     $12,849,507

Less returns and allowances                 1,634,680       1,372,520       1,250,394
                                          -----------     -----------     -----------

Net sales                                  14,317,485      12,705,473      11,599,113

Cost of goods sold                          9,915,216       9,044,501       8,331,510
                                          -----------     -----------     -----------

Gross profit                                4,402,269       3,660,972       3,267,603
                                          -----------     -----------     -----------

Operating expenses:
Advertising and promotion                     552,028         693,229         807,059
Selling and administrative                  2,759,207       2,583,485       2,533,557
Interest                                      414,785         366,994         427,600
                                          -----------     -----------     -----------
    Total Operating Expenses                3,726,020       3,643,708       3,768,216
                                          -----------     -----------     -----------

Operating profit (loss)                       676,249          17,264      (  500,613)

Interest and other income                      19,635          97,174         236,519
                                          -----------     -----------     -----------

Income (loss) before provision
  (benefit) for income taxes                  695,884         114,438      (  264,094)

Provision (benefit) for income
 taxes                                        264,400          31,379      (   95,588)
                                          -----------     -----------     -----------

Net income (loss)                             431,484          83,059      (  168,506)

Other comprehensive income:
 Foreign currency translation,
   net of taxes                             (  15,206)     (   26,652)     (   16,628)
                                          -----------     -----------     -----------

Comprehensive Income (loss)               $   416,278     $    56,407     $(  185,134)
                                          ===========     ===========     ===========

Earnings (loss) per share:
  Basic                                   $       .11     $       .02     $(      .05)
                                          ===========     ===========     ===========

  Diluted                                 $       .11     $       .02     $(      .05)
                                          ===========     ===========     ===========





The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997


                                             Additional     Foreign
                          Common stock        paid-in       currency      Retained      Treasury
                       Shares      Amount     capital      adjustment     earnings        stock        Total
                     ---------    -------    ----------    ----------    ----------     ---------    ----------
January 1,           3,702,078    $37,020    $3,172,337    $(  82,887)   $1,418,014     $    -       $4,544,484
  1997

Net loss                                                                 (    8,506)                  ( 168,506)

Issuance of stock       50,939        510        59,990                                                  60,500

Foreign currency
translation
adjustment                                                  (  26,058)                                (  26,058)
                     ---------    -------    ----------    ----------    ----------     ---------    ----------
December 31,
  1997               3,753,017     37,530     3,232,327     ( 108,945)    1,249,508          -        4,410,420

Net income                                                                   83,059                     83,059

Foreign currency
translation
adjustment                                                  (  36,721)                                (  36,721)
                     ---------    -------    ----------    ----------    ----------     ---------    ----------
December 31,
  1998               3,753,017     37,530     3,232,327     ( 145,666)    1,332,567          -        4,456,758

Net income                                                                  431,484                     431,484

Issuance of stock       69,482       695         30,605                                                  51,300

Acquisition of
 treasury stock,
 5,789 shares                                                                            (  6,875)    (   6,875)

 Foreign currency
 translation
 adjustment                                                 (  15,206)                                (  15,206)
                     ---------    -------    ----------    ----------    ----------     ---------    ----------
December 31,
 1999                3,822,499    $38,225    $3,282,932    $( 160,872)   $1,764,051     $(  6,875)   $4,917,461
                     =========    =======    ==========    ==========    ==========     =========    ==========








The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997

                                                               1999            1998               1997
                                                           -----------     -------------     -------------
Cash flows from operating activities:

    Net income (loss)                                      $   431,484     $      83,059     $  (  168,506)
    Adjustments to reconcile net income (loss)
     to net cash (used) provided by operations:
   Depreciation and amortization                               329,501           280,091           232,435
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable             (  474,360)     (    171,479)           76,950
     (Increase) in inventory                                (   38,444)     (    454,670)       (  702,345)
     (Increase) decrease in prepaid expense
       and other                                                32,931            85,234        (  214,233)
     Increase in accounts payable
       and accrued expenses                                    252,382           189,371            58,635
                                                           -----------     -------------     -------------
  Net cash provided (used) by operating
      activities                                               533,494            11,606        (  717,064)
                                                           -----------     -------------     -------------
Cash flows from financing activities:
  Net borrowings (reductions) under line of credit          (  109,118)      (   245,040)        1,596,157
  Utilization of trust funds for construction                  298,267           459,180         2,057,389
  Repayment from (advances to) affiliates, net                  23,171       (   136,506)       (   84,778)
  Increases in (payments on) long term debt, net                96,691       (   340,000)       (  280,000)
  Issuance of common stock, net                                 44,425            -                 60,500
                                                           -----------     -------------     -------------
    Net cash (used) provided
      by financing activities                                  353,436       (   262,366)        3,349,268
                                                           -----------     -------------     -------------
Cash flows used by investing activities:
 Purchase of property, plant and equipment                  (  446,823)      (   491,059)       (2,213,304)
                                                           -----------     -------------     -------------
     Net cash used by investing activities                  (  446,823)      (   491,059)       (2,213,304)
                                                           -----------     -------------     -------------
Increase (decrease) in cash prior to
  effect of exchange rate on cash                              440,107       (   741,819)          418,900
Effect of exchange rate on cash                             (   15,206)      (    36,721)       (   26,058)
                                                           -----------     -------------     -------------
Net increase (decrease) in cash                                424,901       (   778,540)          392,842
Cash at beginning of year                                        8,871           787,411           394,569
                                                           -----------     -------------     -------------
Cash at end of year                                        $   433,772     $       8,871     $     787,411
                                                           ===========     =============     =============

Supplemental Information
 Cash used for interest during period                      $   398,561     $     338,606     $     366,519
                                                           ===========     =============     =============
 Cash used for income taxes during period                  $    72,000     $      -          $      65,000
                                                           ===========     =============     =============

The Company had no cash equivalents at December 31, 1999, 1998 and 1997.




The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997

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

Prepaid advertising and promotion - During the years ended December 31, 1999 and 1998, the Company introduced certain new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 1999 and 1998, the accumulated cost of materials on hand and other deferred promotional costs which will be charged against the subsequent year's operations amounted approximately to $41,000 and $29,000, respectively.

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

Stock based compensation - The Company follows the rules of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. The Company has not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs. Statement No. 123 requires accounting for such cost at fair value using an option pricing model such as the Black-Scholes or a bimodal distribution.

Use of estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers. The single largest customer's receivable represents approximately 11% of the consolidated balance.

As of December 31, 1999, the Company had funds aggregating approximately $275,000 on deposit at a financial institution in excess of underlying governmental insurance protection.

Fair Value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Income taxes - The Company and its subsidiaries file consolidated income tax returns. The Company has adopted application Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.


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

Reclassifications - Certain items in the accompanying consolidated financial statements for the years ended December 31, 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Note 2 - Property, plant and equipment:

The Company's property, plant and equipment consisted of the following:

                                                          December 31,
                                                       -------------------
                                                     1999               1998
                                                  -----------      -------------
Land                                              $   278,325      $     278,325
Building                                            2,920,708          2,920,708
Manufacturing and warehouse equipment               1,673,149          1,495,630
Office equipment and furniture                        654,665            474,392
Construction in process                                 4,100               -
Leasehold improvement                                 145,671             60,739
                                                  -----------      -------------
                                                    5,676,618          5,229,794
Accumulated depreciation                            1,161,313            854,803
                                                  -----------      -------------
Property, plant and equipment, net                $ 4,515,305      $   4,374,991
                                                  ===========      =============

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $306,509, $257,099, $209,695, respectively. Depreciation expense includes the amortization of capital lease assets.

Included in property, plant and equipment are the following assets held under capital leases:

                                                      1999                1998
                                                  -----------      -------------
Land                                              $   278,325      $     278,325
Building                                            2,920,708          2,920,708
Manufacturing and warehouse equipment               1,417,794          1,243,542
                                                  -----------      -------------
                                                    4,616,827          4,442,575
Less accumulated amortization                         520,297            340,207
                                                  -----------      -------------
Total                                             $ 4,096,530         $4,102,368
                                                  ===========      =============

On February 27, 1996, the Company purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. In order to meet the Company's future needs, it entered into an agreement with the City of Montgomery to issue Industrial Revenue Bonds to cover an expansion of the Alabama facility (see Note 4). The expansion consisted of an additional building, which was completed during October, 1997, bringing the current facility to approximately 110,000 square feet. Such facility serves as a manufacturing and distribution center. Obligations for future payments attributable to this capitalized lease are discussed in Note 4.

Note 3 - Note payable, bank:

During 1999, the Company secured a revolving line of credit with a credit limit of $3.5 million from a commercial bank. Such financing is due on demand and carries an annual interest rate of prime less .25%. Pursuant to this agreement, the Company is required to maintain minimum working capital of $1.5 million, a ratio of debt to tangible net worth of at least 2.5:1, and debt coverage ratio of at least 1.15 times. The line is collateralized by the Company's inventory, trade receivables, equipment and other assets. As of December 31, 1999, the Company was obligated under this arrangement for $2,900,000 and was in compliance with the applicable loan covenants.

Note 4 - Long-term debt:

Long term debt at December 31, 1999 consisted of the following:

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

In addition, the Company is obligated to an affiliated entity pursuant to a note payable aggregating $396,691 at December 31, 1999. Such obligation requires monthly installments of $3,357 including principal and interest at 7.5% through April 1, 2004 when a balloon payment of $373,089 is due.

The composition of these obligations are as follows:

                                                   Current          Long-Term
                                                   Portion           Portion
                                                  ---------        -----------
Industrial Revenue Bonds                          $ 310,000        $ 3,760,000
Note payable                                          4,359            392,332
                                                  ---------        -----------
                                                  $ 314,359        $ 4,152,332
                                                  =========        ===========

Required principal payment obligations attributable to the foregoing are tabulated below:

Year ending December 31,

                                    2000          $  314,359
                                    2001             325,182
                                    2002             325,668
                                    2003             326,200
                                    2004             710,282
                              Thereafter           2,465,000
                                                  ----------
                                   Total          $4,466,691
                                                  ==========

Note 5 - Income taxes:

The Components of the income tax provision (benefit) are as follows:

                                           Year ended December 31,
                                          -------------------------
                                        1999         1998        1997
                                    ---------     --------   -----------
Income tax provision (benefit):
  Federal - current                 $ 195,200     $ 11,193   $ ( 97,218)
          - deferred                   30,800       16,708       18,271
  State                                38,400        3,478     ( 16,641)
                                    ---------     --------   ----------
  Total                             $ 264,400     $ 31,379   $ ( 95,588)
                                    =========     ========   ==========

The reconciliation of income tax provision (benefit) at the statutory rate to the reported income tax expense is as follows:

                                            Year Ended December 31,
                                           -------------------------
                                         1999         1998       1997
                                         ----         ----      -----
Computed at statutory rate               34.0%        34.0%     (34.0%)
State tax, net of federal benefit         3.6          3.6      ( 3.6 )
Other, net                                 .4        (10.2)       1.4
                                        ------       ------     ------
Effective tax rate                       38.0%        27.4%     (36.2%)
                                        ======       ======     =======

Accrued state and federal income taxes were approximately $203,000 and $31,000 at December 31, 1999 and 1998, respectively.

Note 6 - Litigation:

The Company from time to time, in the ordinary course of business, is named as a defendant in lawsuits. In management's opinion, the ultimate liability, if any, from such lawsuits is not considered to be material to the Company's financial condition or results of operations.

Note 7 - Related party transactions:

At December 31, 1999 and 1998, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $847,000 and $870,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Company's products in Europe, Asia and South America. These amounts have been advanced by the Company on open account with requirements of repayment between five and seven years. $80,000 of such advances were repaid during February, 2000. Advances and inter-company charges bear interest at the rate of interest charged to the Company on its line of credit. Sales of Company products to such affiliates aggregated approximately $252,500 and $156,500 during the years ended December 31, 1999 and 1998, respectively.

Note 8 - Commitments:

On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the year ended December 31, 1999 amounted to approximately $94,800.

The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations are primarily secured by the real estate leased to the Company.

In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. Such lease terminates on October 31, 2000. Rent charged to operations under this lease during the year ended December 31, 1999 amounted to approximately $ 96,000.

The following is a schedule of minimum future rentals on the noncancellable operating leases:

Year ending December 31,

                                    2000                     $  166,590
                                    2001                         97,985
                                    2002                         99,944
                                    2003                        101,939
                                    2004                        103,979
                                    Thereafter                  574,880
                                                             ----------
                                    Total                    $1,145,317
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

Note 10 - Stock options:

During 1991, the Company adopted a non-qualified employee stock option plan covering 200,000 shares of its common stock. During 1992, the Company adopted an incentive stock option plan covering 200,000 shares of its common stock. During 1994, the Company adopted a non-qualified employee stock option plan covering 400,000 shares of its common stock.

The following schedule shows the status of outstanding options under the plans.

                  Date            Options      Option       Expiration
  Plan           granted         outstanding   price           date
  ----           -------         -----------   ------       ----------
  1994           01/05/95          92,000      $2.000        01/22/00
  1994           04/30/96          97,000      $2.000        01/29/01
  1994           05/04/99         136,000      $ .790        05/03/04
  1992           03/01/99          25,000      $ .870        02/28/04
  1991           11/12/99         150,000      $ .875        11/11/04

On March 25, 1999, the Company granted two officers a five year option for 100,000 shares each at an exercise price of $.89 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are 50% co-shareholders.

Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following is disclosed pursuant to such requirement.


                                                      1999        1998        1997
                                                      ----        ----        ----
Net income (loss)           As reported           $431,484     $83,059   $(168,506)
                            Pro forma             $414,175     $46,959   $(204,606)

Earnings per share          As reported           $    .11     $   .02   $(    .05)
                            Pro forma             $    .10     $   .01   $(    .05)

A summary of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates, is presented below:

                                    1999                          1998                        1997
                                -----------                 ------------                ---------------
                                      Weighted avg.                Weighted avg.                  Weighted avg.
                           Shares    exercise price    Shares     exercise price    Shares       exercise price

Options Outstanding
 at beginning of year      339,000      $2.11          559,000       $2.01          623,000      $1.94
                           511,000        .85              -            -               -           -
Expired                   (194,500)    ( 2.19)        (220,000)       1.85              -           -
Exercised                      -           -               -            -          ( 64,000)     $1.38
                          --------      -----          -------       -----          -------      -----
Outstanding at
End of Year                655,500      $1.10          339,000       $2.11          559,000      $2.01
                          ========      =====          =======       =====          =======      =====


The following table summarizes information about the stock options outstanding at December 31, 1999:

                                 Options outstanding                               Options exercisable
                 -------------------------------------------------                ---------------------
              Range of      Number        Weighted avg.     Weighted avg.        Number       Weighted avg.
              exercise   outstanding         remaining        exercise        exercisable      exercise
              prices     at 12/31/99      contractual life     price          at 12/31/99       price
              -------    -----------      ----------------   -----------      -----------      -------
               $2.000       144,500          .57 yrs.         $2.000            100,700        $2.000
                 .875       350,000          .44 yrs.           .875            200,000          .875
                 .840        25,000         4.17 yrs.           .840                -             -
                 .790       136,000         4.33 yrs.           .790                -             -
               ======       -------         ---------         ======            -------        ------
                            655,500         2.90 yrs.                           300,700        $1.250
                            =======         =========                           =======        ======


Under the three option plans adopted by the Company, at the discretion of the Board of Directors, grants are given to selected executives and other key employees. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 11 - Major customer:

The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 1999. Sales to this customer represent approximately 16%. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company's operations.

Note 12 - Earnings per share:

Basic earnings per common share for the years ended December 31, 1999, 1998 and 1997 were calculated on the basis of 3,796,764, 3,753,017 and 3,708,053 weighted average common shares outstanding, respectively pursuant to the provisions of Statement of Financial Accounting Standards No. 128. Fully diluted earnings per common share for the year ended December 31, 1999 were calculated on the basis of 3,869,491 shares. Diluted earnings (loss) per share were not computed for the years ended December 31, 1998 and 1997 as the effect of any common stock equivalents would have been anti-dilutive. Common stock equivalents consist of stock options.

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

                                   OCEAN BIO-CHEM, INC.
                                   Registrant


                                   By:   /s/ Peter G. Dornau
                                       PETER G. DORNAU
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer

                                       March 16, 2000


                                   By:   /s/ Edward Anchel
                                       EDWARD ANCHEL
                                       Chief Financial Officer

                                       March 16,2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   By:   /s/ Jeffrey Tieger
                                       JEFFREY TIEGER
                                       Director
                                       March 16, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders meeting. Copies of such shall be sent to the SEC pursuant to current requirements.