Form 10-Q
period 2000-03-31
OCEAN BIO CHEM INC
filed 2000-05-11
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                      59-1564329
              -------------------------------    -------------------
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

                     YES [X]                  NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           $.01 par value common stock, 10,000,000 shares authorized, 4,105,889 shares issued and outstanding at March 31, 2000.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                           Page

Part I:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of March
          31, 2000 and December 31, 1999                                 3
      Consolidated statements of operations for
          the three months ended March 31,
          2000 and 1999                                                  4
       Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2000 and 1999                                  5
       Consolidated statements of cash flows
          for the three months ended March 31,
         2000 and 1999                                                   6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                  7-8


Part II:

  Item 1. - Legal Proceedings                                            8
  Item 2. - Changes in Securities                                        8
  Item 3. - Defaults upon Senior Securities                              8
  Item 4. - Submission of Matters to Vote by Security Holders            8
  Item 5. - Other Matters                                                8
  Item 6. - Exhibits and Reports on Form 8-k                             8

Signatures                                                               9

                         PART I - FINANCIAL INFORMATION

 Item l.  Financial Statements:


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                              MARCH 31,           DEC. 31,
                                                                2000                1999
                                                            -------------       -----------
                                                             (UNAUDITED)
Current assets:
  Cash                                                      $     346,925       $   433,772
  Trade accounts receivable net of allowance
    for doubtful accounts of $22,600 and $26,000 at
     March 31, 2000 and December 31, 1999, respectively         2,526,251         2,804,072
  Due from officer                                                161,100           161,100
  Inventories                                                   4,061,980         3,730,321
  Prepaid expenses                                                 96,283           146,102
                                                            -------------       -----------

      Total current assets                                      7,192,539         7,275,367
                                                            -------------       -----------

Property, plant and equipment, net                              4,623,514         4,515,305
                                                            -------------       -----------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                    370,675           376,423
  Funds held in escrow for construction and equipment             121,201           285,165
  Due from affiliated companies, net                              739,228           846,979
  Deposits and other assets                                       244,551           248,213
                                                            -------------       -----------
     Total Other Assets                                         1,475,655         1,756,780
                                                            -------------       -----------
        Total assets                                          $13,291,708        13,547,452
                                                            =============       ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                  $     892,246           872,693
  Note payable - bank                                           2,840,000         2,900,000
  Current portion of long term debt                               324,881           314,359
  Other accrued liabilities                                       213,817           390,607
                                                            -------------       -----------
       Total Current Liabilities                                4,270,944         4,477,659
                                                            -------------       -----------

Long term debt, less current portion                            4,070,656         4,152,332
                                                            -------------       -----------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
     authorized; 4,105,889 and 3,822,499 shares
     issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                               41,060            38,225
   Additional paid-in capital                                   3,720,378         3,282,932
   Retained earnings                                            1,363,106         1,764,051
   Foreign currency translation adjustment                  (     167,561)      (   160,872)
                                                            -------------       -----------
                                                                4,956,983         4,924,336
   Less cost of common stock in treasury, 5,789 shares
      at March 31, 2000 and December 31, 1999               (       6,875)            6,875)
                                                            -------------       -----------
                                                                4,950,108         4,917,461
                                                            -------------       -----------
   Total liabilities and shareholders' equity                 $13,291,708       $13,547,452
                                                            =============       ===========
                                        3


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                                   (UNAUDITED)

                                                    2000              1999
                                               -----------         ------------

Gross sales                                    $ 3,705,163         $3,418,814

Allowances                                         433,028            379,122
                                               -----------         ----------

Net sales                                        3,272,135          3,039,692

Cost of goods sold                               2,262,198          2,107,223
                                               -----------         ----------

Gross profit                                     1,009,937            932,469
                                               -----------         ----------

Costs and expenses:
    Advertising and promotion                      183,152             98,240
    Selling and administrative                     727,334            637,857
    Interest expense                               121,906             98,634
                                               -----------         ----------

       Total costs and expenses                  1,032,392            834,731
                                               -----------         ----------

Operating income                               (    22,455)            97,738

Interest income                                      5,791              6,160
                                               -----------         ----------

Income before income taxes                     (    16,664)           103,898

Provision (benefit) for income taxes           (     6,500)            39,000
                                               -----------         ----------

Net income (loss)                              (    10,164)            64,898

Other comprehensive income, net of tax

Foreign currency translation adjustment              6,689             12,744
                                               -----------         ----------

Comprehensive income (loss)                    (    16,853)        $   52,154
                                               ===========         ==========

Earnings (loss) per common share               $      -            $   .02
                                               ===========         ==========


Earnings per share were calculated on the basis of 3,915,033 and 3,757,517 weighted average shares of common stock outstanding for the quarters ended March 31, 2000 and 1999, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.
                                        4

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                         Foreign
                               Common stock            Additional       currency        Retained     Treasury
                           Shares        Amount      paid-in capital    adjustment      earnings        stock         Total
                          ---------     -------     ---------------     ----------     ----------    ---------      ----------
January 1,
   2000                   3,822,499     $38,225        $3,282,932       ($ 160,872)    $1,764,051    ($  6,875)     $4,917,461


Net loss                                                                               (   10,164)                  (   10,164)

Issuances of stock          283,390       2,835           437,446                       ( 390,781)                      49,500

Foreign currency
  translation
  adjustment                                                            (    6,689)                                 (    6,689)
                          ---------     -------        ----------       -----------    ----------    ----------     -----------

March 31,
  2000                    4,105,889     $41,060        $3,720,378       ($ 167,561)    $1,363,106    ($  6,875)     $4,950,108
                          =========     =======        ==========       ===========    ==========    ----------     ===========



January 1,
   1999                   3,753,017     $37,530        $3,232,327       ($ 145,666)    $1,332,567    ($   -   )     $4,456,758


Net income                                                                                 64,898                       64,898

Acquisition of
  treasury shares                                                                                    (   6,875)     (    6,875)

Issuance of stock            13,500         135             9,265                                                        9,400

Foreign currency
  translation
  adjustment                                                            (   12,744)                                 (   12,744)
                          ---------     -------        ----------       -----------    ----------    ----------     -----------

March 31,
  1999                    3,766,517     $37,665        $3,241,592       ($ 158,410)    $1,397,465    ($  6,875)     $4,511,437
                          =========     =======        ==========       ===========    ==========    ==========     ===========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                                   (UNAUDITED)


                                                        2000           1999
                                                     ----------     ----------
Cash flow provided (used) by operating activities:

  Net income (loss)                                  ($  10,164)    $   64,898

Adjustments to reconcile net income
 to net cash provided (used) by operations:
  Depreciation and amortization                          82,939         78,578
  Changes in assets and liabilities:
  Decrease in accounts receivable                       277,821         21,300
  (Increase) decrease in inventory                   (  331,659)       372,179
  Decrease in prepaid expenses                           49,819          4,924
  Decrease in accounts payable,
   accrued expenses and other                        (  153,575)    (  411,184)
                                                     -----------    ----------

  Net cash provided (used) by operating activities   (   84,819)       130,695
                                                     -----------    ----------

Cash provided (used) by financing activities:
  Net reductions under line of credit                (   60,000)    (  451,312)
  Net reductions in advances to affiliates              107,751        345,350
  Net (reductions), increases in current portion
     of long term debt                                   10,522     (    5,925)
  Net (reductions) increases in long term borrowings (   81,676)       325,925
  Common stock transactions, net                         49,500          2,525
                                                     -----------    ----------

  Net cash provided by financing activities              26,097        216,563
                                                     -----------    ----------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net           (   21,436)        9,893
                                                     -----------    ----------

 Net cash used by investing activities               (   21,436)        9,893
                                                     -----------    ----------

Increase (decrease) in cash prior to effect
   of foreign currency translation on cash           (   80,158)       357,151
Effect of foreign currency translation on cash       (    6,689)    (   26,406)
                                                     -----------    ----------

Increase (decrease) in cash                          (   86,847)       330,745
Cash at beginning of period                             433,772          8,871
                                                     -----------    ----------

Cash at end of period                                $  346,925     $  339,616
                                                     ===========    ==========

Supplemental Information:
  Cash used for interest during period               $  121,906     $   85,192
                                                     ===========    ==========
  Cash used for income taxes during period           $  204,743     $    -
                                                     ===========    ==========

The company had no cash equivalents at March 31, 2000 and 1999.
                                        6

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The information contained in this Report is unaudited, but reflects all adjustments which are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Certain financial statement items for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

Item 2.          Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

Liquidity and Capital Resources:
-------------------------------

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings.

The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $3,500,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, a maximum debt to tangible net worth of ratio of 2.5 to 1 and a minimum debt service coverage factor of 1.15 times.

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

Results of Operations:
---------------------

Gross sales increased approximately 8% or $232,500 for the quarter ended March 31, 2000 when compared to the same quarter of the preceding year. Such increase was consistent with prevailing trends and not associated with any single product or customer.

Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended March 31, 2000 with the comparable quarter in 1999. The percentages were 69.1 % and 69.3% for the quarters ended during 2000 and 1999, respectively. This change was not significant and is not attributable to any one individual factor.

Selling and administrative expenses increased approximately $89,500 or 14% when comparing the quarters ended March 31, 2000 and 1999. This change was primarily due to increased personnel costs and professional fees. The Company has recently announced the pending introduction of a new automotive product line and has opted to charge off costs associated with this project as incurred rather than deferring them until the quarter in which revenues commence. It is currently anticipated that initial revenues will be earned during the quarter ending June 30, 2000.
                                        7

Advertising and promotion increased approximately $84,900 or 86% comparing the three months ended March 31, 2000 and 1999. This was primarily due to increased catalog costs and co- operative advertising. The Company has previously reported intentional levels of decreased advertising in prior quarters and has now strategically decided to expand advertising efforts of the Star brite brand during the current fiscal year.

Interest expense increased by approximately $23,300 when comparing the March 31, 2000 quarter to the corresponding quarter in 1999. This increase resulted primarily due to recently promulgated prime interest rate increases.

Forward-looking Statements:
--------------------------

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

                           PART II - OTHER INFORMATION

Item l - Legal Proceedings:  Not applicable.

Item 2 - Changes in Securities:

During March, 2000, 195,390 shares of the Registrant's Common Stock were issued to shareholders pursuant to the recently announced 5% stock dividend; and 88,000 shares of the Common Stock were issued to certain employees as a bonus for their respective services to the Company. Such awards were not made pursuant to a formal Employee Bonus Plan. The financial impact of these issuances aggregated approximately $45,900 which was charged to operations during the quarter ended March 31, 2000.

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not
              applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K: Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   OCEAN BIO-CHEM, INC.

Date:   May 11, 2000                               By: /s/ PETER G. DORNAU
     ----------------                              -----------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board and
                                                       Chief Executive Officer


                                                   By: /s/ EDWARD ANCHEL
                                                   ---------------------
                                                       Edward Anchel
                                                       Chief Financial Officer
                                       9