Form 10-Q
period 2000-06-30
OCEAN BIO CHEM INC
filed 2000-08-11
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30,
                        2000 Commission File No. 2-70197


                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                               Florida 59-1564329
 -------------------------------------------------------------------------------
                (State of other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

                    YES [ X ]                  NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         $.01 Par Value Common Stock, 10,000,000 shares authorized.
          4,105,889 shares issued and outstanding at June 30, 2000

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                             Page

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2000 and December 31, 1999                                   3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2000 and 1999                                                    4

       Consolidated statements of changes in
          shareholders' equity for the six  months
          ended June 30, 2000 and 1999                                     5

       Consolidated statements of cash flows
          for the six months ended June 30, 2000
          and 1999                                                         6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of Operations          7-8


Part II:

  Item 1. - Legal Proceedings                                              9
  Item 2. - Changes in Securities                                          9
  Item 3. - Defaults upon Senior Securities                                9
  Item 4. - Submission of Matters to Vote by Security Holders              9
  Item 5. - Other Matters                                                  9
  Item 6. - Exhibits and Reports on Form 8-K                               9


Signatures                                                                10

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                    JUNE 30,            DECEMBER 31,
                                                                      2000                 1999
                                                                   -----------          ------------
                                                                   (Unaudited)
Current assets:
Cash                                                              $   161,759           $   433,772
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $22,925
  and  $22,500 at June 30, 2000 and December
  31, 1999, respectively                                            2,152,020             2,804,072
Due from officer                                                      161,100               161,100
Inventories                                                         4,346,534             3,730,321
Prepaid expenses                                                      287,300               146,102
                                                                  ------------          ------------
    Total current assets                                            7,108,713             7,275,367
                                                                  ------------          ------------

Property, plant and equipment, net                                  5,062,059             4,515,305
                                                                  ------------          ------------

Other assets:
Funds held in escrow for equipment                                     85,570               285,165
Trademarks, trade names and patents, net                              364,927               376,423
Deposits and other assets                                             236,015               248,213
Due from affiliated companies, net                                    611,617               846,979
                                                                  ------------          ------------
    Total other assets                                              1,298,129             1,756,780
                                                                  ------------          -----------

    Total assets                                                  $13,468,901           $13,547,452
                                                                  ============          ============

                      Liabilities and shareholders' equity
Current liabilities:
Accounts payable - trade                                          $ 1,030,753           $   872,693
Note payable - bank                                                 3,100,000             2,900,000
Current portion of long-term debt                                     324,992               314,359
Accrued expenses payable                                               53,661               390,607
                                                                  ------------          ------------
     Total current liabilities                                      4,509,406             4,477,659
                                                                  ------------          ------------

Long-term debt, less current portion                                3,989,366             4,152,332
                                                                  ------------          ------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
  authorized, 4,105,889 and 3,822,499 shares
  issued and outstanding at June 30, 2000 and
  December 31, 1999, respectively                                      41,060                38,225
Additional paid-in capital                                         3, 720,378             3,282,932
Foreign currency translation adjustment                           (   191,072)          (   160,872)
Retained earnings                                                   1,406,638             1,764,051
                                                                  ------------          ------------
                                                                    4,977,004             4,924,336
Less cost of common stock in treasury,
     5,789 shares at June 30, 2000 and
     December 31, 1999                                            (     6,875)          (     6,875)
                                                                  ------------          ------------
                                                                    4,970,129             4,917,461
                                                                  ------------          ------------
     Total liabilities & shareholders' equity                     $13,468,901           $13,547,452
                                                                  ============          ============


<
                                        3


                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                            2000            1999               2000              1999
                                         ----------     -----------         -----------      ------------
Gross sales                              $4,118,783     $3,674,386          $7,823,945        $7,093,200
Allowances                                  403,718        312,316             836,746           691,438
                                        ------------    -----------         -----------       -----------

Net sales                                 3,715,065      3,362,070           6,987,199         6,401,762
Cost of goods sold                        2,530,688      2,186,708           4,792,886         4,293,931
                                         -----------    -----------         -----------       -----------

Gross profit                              1,184,377      1,175,362           2,194,313         2,107,831
                                         -----------    -----------         -----------       -----------

Cost and expenses:
Advertising and promotion                   163,336        154,094             346,488           252,334
Selling and administrative                  826,858        718,064           1,554,193         1,355,921
Interest expense                            132,294        103,012             254,200           201,646
                                         -----------    -----------         -----------       -----------
    Total cost and expenses               1,122,488        975,170           2,154,881         1,809,901
                                         -----------    -----------         -----------       -----------

Income from operations                       61,889        200,192              39,432           297,930
Interest income                               3,144          5,672               8,936            11,832
                                         -----------    -----------         -----------       -----------

Income before income taxes                   65,033        205,864              48,368           309,762
Provision for income taxes                   21,500         77,500              15,000           116,500
                                         -----------    -----------         -----------       -----------

Net income                                   43,533        128,364              33,368           193,262

Other comprehensive income, net of
 income taxes:
Foreign currency translation
  adjustment                             (   23,511)    (    9,723)         (   30,200)       (   22,467)
                                         -----------    -----------         -----------       -----------
Comprehensive income                     $   20,022     $  118,641          $    3,168        $  170,795
                                         ===========    ===========         ===========       ===========

Earnings per
  common share                           $   .01        $   .03             $   .01           $  .05
                                         ===========    ===========         ===========       ===========



Earnings per share were calculated on the basis of 4,011,426 and 3,780,678 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2000 and 1999, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        Foreign
                             Common stock            Additional         currency         Retained        Treasury
                         Shares        Amount      paid-in capital     adjustment        earnings         stock           Total
                        ---------     -------      ---------------     ----------       ----------      ----------       -----------
January 1,
   2000                 3,822,499     $38,225      $     3,282,932     ($ 160,872)      $1,764,051      ($  6,875)       $4,917,461


Net income                                                                                  33,368                           33,368

Issuances of stock        283,390       2,835              437,446                      (  390,781)                          49,500

Foreign currency
  translation
  adjustment                                                           (   30,200)                                       (   30,200)
                        ---------     -------      ---------------     -----------      -----------     ----------       -----------

June 30,
  2000                  4,105,889     $41,060      $     3,720,378     ($ 191,072)      $1,406,638      ($  6,875)       $4,970,129
                        =========     =======      ===============     ===========      ===========     ==========       ===========



January 1,
   1999                 3,753,017     $37,530      $     3,232,327     ($ 145,666)      $1,332,567      ($   -   )       $4,456,758


Net income                                                                                 309,762                          309,762

Acquisition of
  treasury shares                                                                                       (   6,875)       (    6,875)

Issuances of stock         69,482         695               50,605                                                           51,300

Foreign currency
  translation
  adjustment                                                           (   22,467)                                       (   22,467)
                        ---------     -------      ---------------     -----------      -----------     ----------       -----------

June 30,
  1999                  3,882,499     $38,225      $     3,282,932     ($ 168,133)      $1,642,329      ($  6,875)       $4,788,478
                        =========     =======      ===============     ===========      ===========     ==========       ===========





                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                                     2000               1999
                                                                 ------------        -----------
Cash flow provided by operating activities:
Net income                                                       $    33,368         $  193,262

Adjustments to reconcile net income
 to net cash provided by operations:
Depreciation and amortization                                        168,997            159,496
Changes in assets and liabilities:
  Decrease in accounts receivable                                    652,051            239,239
   (Increase) in inventory                                       (   616,213)        (   28,248)
   (Increase) decrease in prepaid expenses                       (   141,198)        (   26,557)
  Increase (decrease) in accounts payable,
    accrued expenses and other                                   (   166,689)            29,551
                                                                 ------------        -----------

      Net cash provided (used) by operating activities          (     69,684)           566,743
                                                                -------------        -----------

Cash flows from financing activities:
  Net increases (reductions) under line of credit                    200,000         (  852,422)
  Reduction in advances from affiliates                              235,362            296,853
  Borrowings (payments) on debts, net                            (   152,333)           243,922
  Common stock transactions                                           49,500             44,425
                                                                 ------------        -----------

      Net cash provided (used) by financing activities               332,529         (  267,222)
                                                                 ------------        -----------

Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                                    (   504,658)        (   28,955)
                                                                 ------------        -----------

     Net cash (used) by investing activities                     (   504,658)        (   28,955)
                                                                 ------------        -----------

  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                     (   241,813)           270,566
  Effect of foreign currency translation adjustment
    on cash                                                      (    30,200)        (   22,467)
                                                                 ------------        -----------

     Net increase (decrease) in cash                             (   272,013)           248,099

 Cash at beginning of period                                         433,772              8,871
                                                                 ------------        -----------

 Cash at end of period                                           $   161,759         $  256,970

Supplemental information:
Cash used for payment of interest during period                  $   254,200         $  193,534
                                                                 ============        ===========
Cash used for payment of income taxes during
period                                                           $   257,800         $   16,000
                                                                 ============        ===========


The company had no cash equivalents at June 30, 2000 and 1999


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

Certain financial statement items for the three and six months ended June 30, 1999 have been reclassified to conform with the 2000 presentation.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings.

The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $2,500,000, a maximum debt to tangible net worth of ratio of 2.5 to 1 and a minimum debt service coverage factor of 1.15 times.

The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

In connection with the previously announced Automotive Oils and Related Fluids Program, the Company expended approximately $440,000 of its resources during the six months ended June 30, 2000. Such amount was net of the balance which remained in escrow from its Alabama Industrial Revenue Bond Issue for future equipment needs aggregating $285,000 at January 1, 2000 and represented new equipment, personnel and related costs associated with the Program. The financial impact of these transactions was a short-term reduction in liquidity and profitability. Production commenced and initial customer orders were received during late July, 2000. The Program comprises approximately forty (40) new line items in the Company's product line and represents the Company's re-entry into the automotive aftermarket.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD APRIL 1- JUNE 30:

Gross sales increased approximately 11 % or $444,400 for the quarter ended June 30, 2000 when compared to the same quarter of the preceding year. Management attributes this primarily to increased sales of new products introduced last year and a sales price increase on selected products.

Cost of goods sold increased as a percentage of net sales when comparing the quarter ended June 30, 2000 with the comparable quarter in 1999. The percentages were 68.1% and 65% for the quarters ended 2000 and 1999, respectively. This change was primarily due to increasing raw chemical costs and manufacturing overhead at the Company's Alabama plant.

Selling and administrative expenses increased approximately $109,000 or 13% comparing the quarters ended June 30, 2000 and June 30, 1999. Such increase was primarily due to increased professional fees and personnel costs associated with the new automotive line of products.

Advertising and promotion increased approximately $9,200 or 6% comparing the three months ended June 30, 2000 and 1999. This was primarily due to a planned increase in the advertising budget.

Interest expense increased approximately $29,300 during the current quarter. This change was primarily due to the Federal Reserve's recently enacted series of interest rate increases which was passed on by the Company's lender.



RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD JANUARY 1 - JUNE 30:

Gross Sales increased 10 % or approximately $730,700 when comparing the six month periods of 2000 and 1999. Management attributes this primarily to increased sales of new products introduced last year and a sales price increase on selected products.

Cost of Goods Sold increased to 68.6 % as a percentage of net sales versus 67.1% when comparing the six months ended June 30, 2000 to the comparable period in the preceding year. This change was primarily due to increasing raw chemical costs and manufacturing overhead at the Company's Alabama plant.

Advertising and promotion expenses increased approximately 37% or $94,200 when comparing the six months ended June 30, 2000 to the six months ended June 30, 1999. This was primarily due to a planned increase in the advertising budget.

Selling and administrative expenses increased for the six months ended June 30, 2000 by approximately $198,300 or 14.6% when compared to the six months ended June 30, 1999. Such increase was primarily due to increased professional fees and personnel costs associated with the new automotive line of products.

Interest expense increased during the six month period in 2000 by approximately $52,500 when compared to the six month period of 1999. This change was primarily due to the Federal Reserve's recently enacted series of interest rate increases which was passed on by the Company's lender.

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


PART II:  OTHER INFORMATION


Item l - Legal Proceedings: See the Registrant's Form 10-K for the year ended December 31, 1999

Item 2 -   Changes in Securities:  Not applicable

Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 -   Submission of Matters to Vote of Security Holders:
           On June 9, 2000, at the Registrant's annual meeting of shareholders, six directors; Peter Dornau, Jeffrey Tieger, Edward Anchel, Laz Schneider, James Kolisch and John B. Turner were elected. 3,841,411 votes were cast in favor and 606 votes were cast against certain directors. Shareholders also approved Berkovits, Lago & Co., LLP, Certified Public Accountants, by a vote of 3,840,295 for and 1,722 against, as the Registrant's auditors for the year ending December 31, 2000.

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



                                                    OCEAN BIO-CHEM, INC.

Date: August 11, 2000                                /s/ Peter Dornau
                                                    ------------------------
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                     /s/ Edward Anchel
                                                    ------------------------
                                                    Edward Anchel
                                                    Chief Financial Officer