Form 10-Q
period 2000-09-30
OCEAN BIO CHEM INC
filed 2000-11-13
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 2-70197

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

              4041 S. W. 47 Avenue, Fort Lauderdale, Florida 33314
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code - (954) 587-6280

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past.

                 YES X                                 NO
                --------                             -------

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


       $.01 Par Value Common Stock 10,000,000 shares authorized;
        4,105,889 issued and outstanding at September 30, 2000

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



      Description                                                     Page
      -----------                                                    ------

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of September
          30, 2000 and December 31, 1999                                3

      Consolidated statements of operations for
          the three and nine months ended September 30,
          2000 and 1999                                                 4

       Consolidated statements of changes in
          shareholders' equity for the nine  months
          ended September 30, 2000 and 1999                             5

       Consolidated statements of cash flows
          for the nine months ended September 30, 2000
          and 1999                                                      6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of Operations       7-8


Part II:

  Item 1. - Legal Proceedings                                           9
  Item 2. - Changes in Securities                                       9
  Item 3. - Defaults upon Senior Securities                             9
  Item 4. - Submission of Matters to Vote by Security Holders           9
  Item 5. - Other Information                                           9
  Item 6. - Exhibits and Reports on Form 8-K                            9


Signatures                                                              9

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999
                                                     -------------  ------------
                                                      (Unaudited)
Current assets:
Cash                                                 $   133,015    $   433,772
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $23,000
  and  $22,500 at September 30, 2000 and
  December  31, 1999, respectively                     3,287,639      2,804,072
Due from officer                                         161,100        161,100
Inventories                                            4,920,254      3,730,321
Prepaid expenses                                         332,603        146,102
                                                     -----------    ------------
    Total current assets                               8,834,611      7,275,367
                                                     -----------    ------------

Property, plant and equipment, net                     5,506,224      4,515,305
                                                     -----------    ------------

Other assets:
Funds held in escrow for equipment                        40,862        285,165
Trademarks, trade names and patents, net                 359,179        376,423
Deposits and other assets                                237,451        248,213
Due from affiliated companies, net                       520,698        846,979
                                                     -----------    ------------
    Total other assets                                 1,158,190      1,756,780
                                                     -----------    ------------

    Total assets                                     $15,499,025    $13,547,452
                                                     ===========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade                             $ 2,022,371    $   872,693
Note payable - bank                                    4,223,000      2,900,000
Current portion of long-term debt                        355,505        314,359
Accrued expenses payable                                  28,183        390,607
                                                     -----------    ------------
     Total current liabilities                         6,629,059      4,477,659
                                                     -----------    ------------

Long-term debt, less current portion                   3,973,129      4,152,332
                                                      ----------    ------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
     authorized, 4,105,889 and 3,822,499 shares
     issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                  41,060         38,225
Additional paid-in capital                             3,720,378      3,282,932
Foreign currency translation adjustment              (   203,246)   (   160,872)
Retained earnings                                      1,345,520      1,764,051
                                                     -----------    ------------
                                                       4,903,712      4,924,336
Less cost of common stock in treasury,
     5,789 shares at September  30, 2000 and
     December 31, 1999                               (     6,875)   (     6,875)
                                                     ------------   ------------
                                                       4,896,837      4,917,461
                                                     ------------   ------------
     Total liabilities & shareholders' equity        $15,499,025    $ 3,547,452
                                                     ============    ============




                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                For the three months              For the nine months
                                 ended September 30,              ended September 30,
                                  2000          1999             2000             1999
                                  ----          ----             ----             ----
Gross sales                      $5,256,263    $ 4,995,382    $ 13,080,208      $12,088,582
Allowances                          561,620        567,324       1,398,366        1,258,762
                                ------------   -----------    -------------   -------------

Net sales                         4,694,643      4,428,058      11,681,842       10,829,820

Cost of goods sold                3,735,976      3,102,576       8,528,862        7,396,507
                                ------------   -----------    -------------     -----------

Gross profit                        958,667      1,325,482       3,152,980        3,433,313
                                ------------   -----------    -------------     -----------

Costs and expenses:
  Advertising and promotion         198,178        140,115         544,666          392,449
  Selling and administrative        738,431        712,775       2,292,624        2,068,695
  Interest expense                  117,021        101,673         371,221          303,319
                                ------------   -----------    -------------     -----------
     Total costs and expenses     1,053,630        954,563       3,208,511        2,764,463
                                ------------   -----------    -------------     -----------

Income (loss) from operations   (    94,963)       370,919    (     55,531)         668,850
Interest income                       3,845          4,394          12,781           16,226
                                ------------   -----------    -------------     -----------

Income (loss) before provision
   (benefit) for income taxes   (    91,118)       375,313    (     42,750)         685,076
Provision (benefit) for income
    taxes                       (    30,000)       141,200    (     15,000)         257,700
                                ------------   -----------    -------------     -----------

Net income (loss)               (    61,118)       234,113    ($    27,750)         427,376

Other comprehensive income, net
   of income taxes:
 Foreign currency translation
   adjustment                   (    12,174)   (     4,104)   (     42,374)     (    26,571)
                                ------------   ------------    -------------    ------------

Comprehensive income (loss)     ($   73,292)   $   230,009    ($    70,124)     $   400,805
                                ============   ============    =============    ============

Earnings (loss) per
     common share               ($   .02)      $   .06        ($   .01)         $   .11
                                ============   ===========    =============     ============




Earnings (loss) per share for the nine and three months ended September 30, 2000 were calculated on the basis of 4,042,913 weighted average shares of common stock outstanding. For the nine and three months ended September 30, 1999, earnings per share were calculated using 3,794,618 weighted average shares of common stock outstanding. The company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                               Foreign
                                   Common stock              Additional        currency         Retained      Treasury
                          Shares          Amount       paid-in capital    adjustment        earnings        stock        Total
                         -----------    -----------    ---------------    ----------      -----------     ----------    --------
January 1, 2000            3,822,499    $    38,225    $     3,282,932    ($ 160,872)      $1,764,051     ($  6,875)    $4,917,461


Net loss                                                                                   (   27,750)                  (   27,750)

Issuances of stock           283,390          2,835            437,446                     (  390,781)                      49,500

Foreign currency
  translation
       adjustment                                                         (   42,374)                                       42,374)
                         -----------    -----------    ---------------    -----------      ----------     ----------    -----------

September 30, 2000         4,105,889    $    41,060    $     3,720,378    ($ 203,246)      $1,345,520     ($  6,875)    $4,896,837
                         ===========    ===========    ===============    ===========      ==========     ==========   ============



January 1, 1999            3,753,017    $    37,530    $     3,232,327    ($ 145,666)      $1,332,567     ($   -   )    $4,456,758


Net income                                                                                    427,376                      427,376

Acquisition of
  treasury shares                                                                                         (   6,875)    (    6,875)

Issuances of stock            69,482            695             50,605                                                      51,300

Foreign currency
  translation
  adjustment                                                              (   26,571)                                   (   26,571)
                         -----------    -----------    ---------------    -----------      ----------     ----------    -----------

September 30, 1999         3,882,499    $    38,225    $     3,282,932    ($ 172,237)      $1,759,943     ($  6,875)    $4,901,988
                         ===========    ===========    ===============    ===========      ==========     ==========    ===========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                  2000             1999
                                                              -------------    ------------
Cash flows provided by operating activities:
  Net Income (loss)                                           ($    27,750)     $   427,376
    to net cash provided by operations:
       Depreciation and amortization                               303,198          243,777
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                    (    483,567)     (   884,059)
         (Increase) decrease  in inventories                  (  1,189,933)         311,335
         (Increase) in prepaid expenses                       (    186,501)     (    22,602)
         Increase in accounts payable,
           accrued  expenses, and other                            798,016          368,151
                                                              -------------     ------------
         Net cash provided by operating activities            (    786,537)         443,978
                                                              -------------     ------------

Cash flows from financing activities:
       Net increases (reductions) under line of credit           1,323,000      (   428,115)
       Repayments of advances to affiliates                        326,282          219,738
       Borrowings (reductions) of debts, net                  (    138,057)         167,819
       Common stock transactions                                    49,500           44,425
                                                              -------------     ------------
         Net cash provided (used) by financing activities        1,560,725            3,867
                                                              -------------     ------------

Cash flows from investing activities:
       Purchase of property, plant, and equipment, net        (  1,032,571)     (    92,181)
                                                              -------------     ------------
         Net cash used by investing activities                (  1,032,571)     (    92,181)
                                                              -------------     ------------

Increase (decrease) in cash prior to effect of
    foreign currency translation                              (    258,383)         355,664
       Effect of foreign currency translation on cash         (     42,374)     (    26,571)
                                                              -------------     ------------

Net increase (decrease) in cash                               (    300,757)         329,093

Cash at beginning of period                                        433,772            8,871
                                                              -------------     ------------

Cash at end of period                                         $    133,015      $   337,964
                                                              =============     ============

Supplemental  Information:
    Cash used during the periods for payment of:
       Interest                                               $    371,221      $   329,093
                                                              =============     ============

       Income taxes                                           $     20,000      $    36,000
                                                              =============     ============



The Company had no cash equivalents at September 30, 2000.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The information contained in this Report is unaudited, but reflects all adjustments which are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Certain financial statement items for the three and nine months ended September 30, 1999 have been reclassified to conform with the 2000 presentation.


ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings.

The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, and certain other financial covenants.

The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

In connection with the previously announced Automotive Oils and Related Fluids Program, the Company expended in excess of $ 1,050,000 of its resources during the nine months ended September 30, 2000. Such amount was net of the balance which remained in escrow from its Alabama Industrial Revenue Bond Issue for future equipment needs aggregating $285,000 at January 1, 2000 and represented new equipment, personnel and related costs associated with the Program. Through September 30, 2000, the financial impact of these transactions was a reduction in both liquidity and profitability. Although limited production commenced and initial customer orders were received during July, 2000, it is not contemplated that full-scale operations related to this line will be accomplished until late 2000 or early 2001. The Program comprises approximately forty (40) new line items in the Company's product line and represents the Company's re-entry into the automotive aftermarket.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD JULY  1- SEPTEMBER 30:

Gross sales increased approximately 5% or $261,000 for the quarter ended September 30, 2000 when compared to the same quarter of the preceding year. This was primarily due to increased sales of the Company's existing core product line.

Cost of goods sold increased as a percentage of net sales when comparing the quarter ended September 30, 2000 with the comparable quarter in 1999. The percentages were 79.6% and 70.1% for the quarters during 2000 and 1999, respectively. This change was due the lower than anticipated margins on anti-freeze products resulting from increased materials costs and, decreased absorption of manufacturing overhead at the Company's Alabama plant somewhat related to the above mentioned Automotive Oils and Related Fluids Program.

Advertising and promotion increased approximately $ 58,000 comparing the three months ended September 30, 2000 and 1999. This was primarily due to a planned increases in the advertising budget.

Selling and administrative expenses increased approximately $ 25,700 when comparing the quarters ended September 30, 2000 and 1999. Such change was attributable to increased personnel costs and anticipated incremental costs of operations.

Interest expense, which aggregated approximately $ 117,000 for the current quarter, increased approximately $15,000 when comparing the September 30, 2000 quarter to the corresponding quarter in 1999. Such increase was attributable to recently promulgated interest rate increases as well as increased borrowings.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD JANUARY 1 - SEPTEMBER 30:

Gross sales increased 8% or approximately $992,000 when comparing the nine month periods of 2000 and 1999. This was primarily due to increased sales of the Company's existing core product line.

Cost of goods sold increased to 73% as a percentage of net sales versus 68.3% when comparing the nine months ended September 30, 2000 to the comparable period in the preceding year. This change was due the lower than anticipated margins on anti-freeze products resulting from increased materials costs and, decreased absorption of manufacturing overhead at the Company's Alabama plant somewhat related to the above mentioned Automotive Oils and Related Fluids Program.

Advertising and promotion expenses increased approximately $152,000 when comparing the nine months ended September 30, 2000 to the nine months ended September 30, 1999. This was primarily due to a planned increases in the advertising budget.

Selling and administrative expenses increased for the nine months ended September 30, 2000 by approximately $224,000 or 11% when compared to the nine months ended September 30, 1999. This was attributable to increased personnel costs primarily associated with the above mentioned Automotive Oils and Related Fluids Program and normal incremental costs of operations.

Interest expense increased during the nine month period in 2000 by approximately $68 ,000 when compared to the nine month period of 1999 reflecting the effect of recently promulgated interest rate increases as well as increased borrowings.

Forward-looking Statements:
--------------------------

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will"', "expect"', "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
                                        8

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

           OCEAN BIO-CHEM, INC.


   Date:    November 10, 2000             /s/ Peter Dornau
   --------------------------             ---------------------------------
                                           Peter G. Dornau
                                           Chairman of the Board of Directors
                                             and Chief Executive Officer



                                         /s/ Edward Anchel
                                         ---------------------------------
                                           Edward Anchel
                                           Chief Financial Officer