Form 10-K
period 2000-12-31
OCEAN BIO CHEM INC
filed 2001-03-29
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    form 10K

            /s/ Annual Report Pursuant to Section 13 or 15(d) of the
                 SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the Fiscal Year Ended December 31, 2000

Commission File 2-70197
                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------

             (Exact Name of Registrant as specified in its charter)

     Florida                                                    59-1531532
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4041 S. W. 47 Avenue, Fort Lauderdale, Florida    33314
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (954) 587-6280

Securities registered pursuant to Section 12 (g) of the Act

                          Common Stock, Par Value $.01
--------------------------------------------------------------------------------
                                (Title of Class)

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

                       $ 1,325,593 as of February 1, 2001

     Indicate the number of shares outstanding of Registrant's common stock as of February 1, 2001.

           4,105,889 shares of common stock, par value $.01 per share




                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 2000.

                                     PART 1

Item 1.  Business

     General: The Company was organized on November 13, 1973 under the laws of the state of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automotive and aircraft under the Star brite name.

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

     Products of the Company:

     Set forth is a general description of the products which the Company manufactures and markets:

     Marine: The Marine line consists of polishes, cleaners, protectants and waxes of various formulations. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, the Company manufactures a line of brushes, poles and tie-downs.

     Recreational vehicle: The recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners, protectors and anti-freeze coolants.

     Automotive: Through December 31, 2000, this line was primarily composed of anti-freeze, windshield washes and polishes. The Company has completed a major capital expansion program at its Alabama plant including increased tankage capacity and new fluids filling lines and intends to introduce a line of oils, lubricants and other engine fluids during the early part of fiscal 2001.

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

     On February 27, 1996, the Registrant, through a wholly-owned operating subsidiary, Kinbright, Inc. (an Alabama corporation), acquired certain assets of Kinpak, Inc., (a Georgia corporation) ("Kinpak"), and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, the Registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue new Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The leased premises consist of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, the Registrant changed the name of its subsidiary, Kinbright, Inc. to Kinpak Inc. (an Alabama corporation).

     Marketing: The Company's marine products and recreational vehicle products are sold through national chains such as Wal-mart and K mart and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has one customer (West Marine, Inc.) to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from the Company's manufacturing and distribution facility in Alabama. As of this date, the Company has no significant backlog of orders. The Registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year.

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

     Personnel The Company employs approximately 18 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical, and accounting functions. In addition, the Company and/or its subsidiaries employ the following personnel:

                                                                   Full-Time
      Location                       Description                   Employees
-----------------------      ------------------------------       ----------
Montgomery, Alabama          Manufacturing and distribution           59
Fort Lauderdale, Florida     Manufacturing and distribution           35
                                                                     ----
                                                                      94
                                                                     ====

     New Product Development: The Company continues to develop specialized products for the marine and recreational vehicle trade. During fiscal 2001, the Registrant anticipates launching a line of automotive oils, fluids and related products. The Company believes that its current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding.

                       Financial Information Relating to
                 Approximate Domestic and Canadian Gross Sales:

                                        Year ended December 31,
                             2000                  1999               1998
                             ----                  ----               ----
United States:
         Northeast      $ 3,429,000           $ 2,829,000         $ 2,526,000
         Southeast        4,863,000             4,463,000           3,628,000
         Central          5,075,000             4,575,000           4,259,000
         West Coast       3,929,000             3,381,000           3,019,000
                        -----------           -----------         -----------
                         17,296,000            15,248,000          13,432,000

Canada (US Dollars)         777,000               704,000             646,000
                        -----------           -----------         -----------
                        $18,073,000           $15,592,000         $14,078,000
                        ===========           ===========         ===========

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 2, Properties

     The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and are held under a lease with an entity owned by officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant entered into a new lease agreement for a term of ten years. The lease calls for an initial annual rental of $94,800 increasing by 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating changes, maintenance charges and any other expenses which arise from ownership.

     During November 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. Such lease terminates on October 31, 2001. Rent charged to operations during the year ended December 31, 2000 amounted to approximately $90,000.

     The Montgomery, Alabama facility contains approximately 110,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. The Registrant financed the facility and its improvements with an Industrial Revenue Bond in the amount of $4,900,000. At December 31, 2000, approximately $41,500 was held in trust to pay for equipping future equipment required at the facility.


Item 3.  Legal Proceedings

     The Company, from time to time in the ordinary course of business, is named as a defendant in lawsuits. At December 31, 2000, the Company was a party to litigation associated with a patent held on one of its products. Although the courts have awarded the Company partial recovery of legal fees to date, it is difficult to assess the amount or range of potential damages insofar as the discovery into these claims has been stayed.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     A. The Registrant's common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2000 and 1999 is presented below.


  Market Range of
 Common Stock Bid:      1st Qtr.      2nd Qtr.      3rd Qtr.         4th Qtr.
 ----------------       --------      --------      --------         --------

2000      High          $2.56         $1.44         $1.09            $1.00
          Low           $1.19         $1.06         $ .97            $ .57


1999      High          $1.19         $1.25         $1.13            $1.25
          Low           $1.06         $1.06         $ .94            $ .88

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     B. The approximate number of Common Stock owners was 800 at December 31, 2000. The aforementioned number was calculated from a list provided by the Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. The Registrant has not paid any cash dividends since it has been organized. However, in 1996 the Company issued a 5% stock dividend. During February 2000, a 5% stock dividend was declared for shareholders of record at the close of business on March 17, 2000 which was distributed on March 30, 2000.

     D. The Company has no other dividend policy except as stated in C. directly above.


Item 6.  Selected Financial Data

The following tables set forth selected financial data as of, and for the years ending December 31,


                              2000             1999              1998              1997               1996
                              ----             ----              ----              ----               ----

Operations

Gross sales               $18,072,784       $15,952,165       $14,077,993       $12,849,507        $12,436,918
Net sales                 $16,139,256       $14,317,485       $12,705,473       $11,599,113        $11,826,340

Net income (loss)         $(  244,823)      $   431,484       $    83,059       $  (168,506)       $   354,672

Earnings (loss) per
  common share            $      (.06)      $       .11       $       .02       $      (.05)       $       .09

Balance sheet

Working capital           $ 1,653,343       $ 2,797,708       $ 1,956,647       $ 1,976,517        $ 2,737,817

Total assets              $15,410,264       $13,547,452       $12,846,794       $13,276,542        $11,955,397

Long term
 obligations              $ 3,892,445       $ 4,152,332       $ 4,070,000       $ 4,370,000        $ 4,710,000

Total liabilities         $10,737,972       $ 8,629,991       $ 8,390,036       $ 8,866,122        $ 7,410,913

Shareholders'
  equity                  $ 4,672,292       $ 4,917,461       $ 4,456,758         $  4,410,420     $ 4,544,484



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements contained herein as Item 14.

Liquidity and Capital Resources:

     The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. The Registrant's line of credit aggregates $5.0 million, is due on demand, bears interest at prime less .25%, and is secured by the Registrant's trade receivables, inventory, and intangible assets. The Registrant is required to maintain a minimum working capital of $2.5 million and meet other financial covenants during the term of the agreement. As of December 31, 2000, the Company was obligated under this arrangement in the amount of $4,250,000 and was not in compliance with certain applicable loan covenants. The lender has agreed to waive such covenant violations through April 30, 2001.

     The Registrant obtained an irrevocable letter of credit in order to market its Alabama Industrial Revenue Bonds at favorable rates. Under such letter of credit agreement, renewable annually with a current maturity of December 20, 2001, the Company is required to maintain working capital of $1.5 million, debt to tangible net worth of 2 to 1, and a debt service coverage of 1.7 times.

     In connection with the purchase and expansion of the Alabama facility, the Registrant closed on an Industrial Revenue Bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During March, 1997, the Registrant refinanced $4,990,000 of such bonds of which approximately $41,500 was held in trust at December 31, 2000 for equipping the expansion.

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

     In connection with the previously announced automotive oils and related fluids program, the Company expended approximately $1,600,000 of its resources during the year ended December 31, 2000. Such amount was net of the balance which remained in escrow from its Alabama Industrial Revenue Bond Issue for future equipment needs aggregating approximately $285,000 at January 1, 2000 and represented new equipment, personnel and related costs associated with the program. Through December 31, 2000, the financial impact of these transactions was a short- term reduction in liquidity and profitability. Although limited production commenced and initial customer orders were received during 2000, it is not contemplated that full-scale operations related to this line will be accomplished until early 2001. The program comprises approximately forty (40) new line items in the Company's product line and represents the Company's re-entry into the automotive aftermarket.
Year ended December 31, 2000

Fourth Quarter Results:

     Comparing the quarters ended December 31, 2000 and 1999, net sales increased approximately $970,000 or 27%.This was primarily due to increased sales of antifreeze, private label products, and sales of brushes and straps.

Results of Operations:

     Calendar year 2000/1999: Sales and earnings varied when comparing the year ended December 31, 2000 to 1999 principally due to the factors enumerated below.

     Net sales - Net sales increased 12.7% or approximately $1,821,800 comparing the year ended December 31, 2000 with the 1999 period. This was primarily due to increased sales of antifreeze, private label products, and sales of brushes and straps.

     Cost of goods sold - Cost of goods sold increased approximately 4.2% as a percentage of net sales when comparing 2000 to 1999. This change was due the lower than anticipated margins on anti-freeze products resulting from increased materials costs and, increased manufacturing overhead at the Company's Alabama plant somewhat related to the above mentioned automotive oils and related fluids program.

     Advertising and promotion - Advertising expense increased approximately $142,700 or 20% when comparing 2000 to 1999. This was primarily due to planned increases in the advertising budget.

     Selling, general and administrative - Selling, general and administrative expenses increased approximately $658,200 or 19% when comparing 2000 to 1999.This was attributable to increased personnel costs primarily associated with the above mentioned automotive oils and related fluids program, increased professional fees and other normal incremental costs of operations.

     Interest expense - Interest expense incurred during 2000 increased by approximately $159,100 over 1999 reflecting the effect of recently promulgated interest rate increases as well as increased borrowings.


     Calendar year 1999/1998: Sales and earnings varied when comparing the year ended December 31, 1999 to 1998 principally due to the factors enumerated below.

     Net sales - Net sales increased 13% or approximately $1,612,000 comparing the year ended December 31, 1999 with the 1998 period. This was primarily due to increased sales of anti- freeze, private label product sales, and sales of brushes and straps.

     Cost of goods sold - Cost of goods sold decreased from 71% to 69% as a percentage of net sales when comparing 1999 to 1998. This was primarily attributable to a differing product mix and improved utilization of the Company's manufacturing plant's capacity.

     Advertising and promotion - Advertising expense decreased approximately $141,200 or 20% when comparing 1999 to 1998. This was primarily due to planned decreases in media advertising expenditures and lower customer co-op advertising.

     Selling, general and administrative - Selling, general and administrative expenses increased approximately $175,700 of 7% when comparing 1999 to 1998. This change was attributable to increased personnel costs and normal inflationary trends.

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

None


Item 10.  Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of all elected directors and officers of the Registrant, as of December 31, 2000.

     All directors will serve until the next annual meeting of directors or until their successors are duly elected and qualified. Each officer serves at the pleasure of the board of directors.

     There are no arrangements or understandings between any of the officers or directors of the Company and the Company and any other persons pursuant to which any officer or director was or is to be selected as a director or officer.


     NAME                  OFFICE                                       AGE
     ----                  ------                                       ---
Peter G. Dornau         President, Chief Executive Officer, and         61
                        Director since 1973

Jeffrey Tieger          Vice President, Secretary and Director          57
                        since 1977

Edward Anchel           Vice President-Finance, Chief Financial         54
                        Officer since 1999 and Director since 1998

James Kolisch           Director since 1998                             49

Laz Schneider           Director since 1998                             61

John B. Turner          Director since 2000                             53


     Peter G. Dornau, a founder of the Company, has been President and a Director since 1973.

     Jeffrey    Tieger    joined   the    Company   in   June   1977   as   Vice
President-Advertising.

     Edward Anchel joined the Company in March 1999 as Vice President-Finance. For the five years immediately preceding his employment, he was an officer of a privately owned manufacturing company and in private practice as a Certified Public Accountant. He was elected to serve as an outside Director of the Company during May, 1998.

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

     John B. Turner is a retired insurance executive who holds a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years.

Item 11.  Management Remuneration and Transactions

     The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual shareholders' meeting which shall be sent out to shareholders prior to 120 days past the Registrant's year end of December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2000 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:


Title of              Name and Address of                  Amount and Nature of         Percent
 Class                 Beneficial Owner                    Beneficial Ownership         of Class
--------              -------------------                  ---------------------        --------
Common           Peter G. Dornau, President, Director           2,315,146*                56.4%
                 4041 S. W. 47 Avenue
                 Ft. Lauderdale, FL 33314

Common           All directors and officers as a group
                 3 individuals                                  2,451,8187*               59.7%

     *Includes options to purchase shares of the Company's common stock as follows:

     On March 25, 1999, the Company granted Messrs. Dornau and Tieger a five year option for 100,000 shares each at an exercise price of $.89 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

     Pursuant to the Company's various stock option plans, Mr. Dornau has options to acquire 80,000 shares of the Company's common stock of which 20,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2000 financial statements.

     Pursuant to the Company's various stock option plans, the Company's directors and officers, as a group, have options to acquire 250,000 shares of the Company's common stock of which 73,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2000 financial statements.

Item 13.  Certain Relationships and Related Transactions

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by officers of the Registrant. The lease requires a minimum rental of $94,800 the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro- rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. The Registrant believes that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties.

     The Registrant acquired the rights to the "Star brite" name and products only for the United States and Canada in conjunction with its original public offering during March, 1981. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 2000 and 1999 amounts owed to Registrant by affiliates were approximately $598,200 and $847,000 respectively. These amounts have been advanced to such affiliates with repayment requirements of between five and seven years bearing interest at the rate charged the Registrant pursuant to its line of credit. Sales of such affiliates aggregated approximately $360,600 and $252,500 during the years ended December 31, 2000 and 1999, respectively.

     A subsidiary of the Registrant currently uses the services of an entity which is owned by its President to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2000, 1999 and 1998 under such relationship.

Item 14.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

The following documents are filed as part of this report:

     (A)     Consolidated financial statements:

             (i)      Consolidated balance sheets, December 31, 2000 and 1999.

             (ii)     Consolidated statements of operations for each of the
                         three years ended December 31, 2000, 1999 and 1998.

             (iii)    Consolidated statement of shareholders' equity for each of the three years ended December 31, 2000, 1999 and 1998.

             (iv)     Consolidated statements of cash flows for each of the
                         three years ended December 31, 2000, 1999 and 1998.

             (v)      Notes to consolidated financial statements.

                      (a)      All schedules are omitted because either they are
                                 not applicable or the required information is shown in the consolidated financial statement or the notes thereto.

             Exhibits:

             (3)      Articles of incorporation and by-laws are incorporated by
                        reference to the Company's Registration Statement on Form S-18 filed on March 26, 1981.

             (22)     Subsidiaries of the Registrant.

     (B)     Reports Filed on Form 8K

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                        Page
                                                        ----
Report of independent auditors                            1

Consolidated balance sheets                               2

Consolidated statements of operations                     3

Consolidated statement of shareholders' equity            4

Consolidated statements of cash flows                     5

Notes to consolidated financial statements             6-13

                         BERKOVITZ, LAGO & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                          8211 West Broward Boulevard
                                   Suite 340
                           Plantation, Florida 33324






                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Ft. Lauderdale, Florida


     We have audited the consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and its Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, shareholders' equity, and cash flows of the Company for the year ended December 31, 1998, were audited by other auditors whose report thereon, dated March 19, 1999, expressed and unqualified opinion.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its Subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                    BERKOVITZ, LAGO & COMPANY, LLP
                    CERTIFIED PUBLIC ACCOUNTANTS




March 22, 2001

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                          ASSETS


Current Assets:                                              2000             1999
                                                             ----             ----
   Cash                                                  $   123,515      $   433,772
   Trade accounts receivable net of allowance for
      doubtful accounts of approximately $ 23,000
       and $22,500, respectively                           3,417,827        2,804,072
   Inventories                                             4,506,987        3,730,321
   Income taxes receivable                                   173,404              -
   Due from officer                                          161,100          161,100
   Prepaid expenses and other current assets                 116,037          146,102
                                                         -----------      -----------
      Total current assets                                 8,498,870        7,275,367
                                                         -----------      -----------

Property, plant and equipment, net                         5,643,550        4,515,305
                                                         -----------      -----------
Other assets:
   Funds held in escrow for equipment                         41,506          285,165
   Trademarks, trade names, and patents, net
      of accumulated amortization                            353,431          376,423
   Due from affiliated companies, net                        598,237          846,979
   Deposits and other assets                                 274,670          248,213
                                                         -----------      -----------
      Total other assets                                   1,267,844        1,756,780
                                                         -----------      -----------
      Total assets                                       $15,410,264      $13,547,452
                                                         ===========      ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable trade                                $ 2,119,865      $   872,693
   Note payable bank                                       4,250,000        2,900,000
   Current portion of long-term debt                         355,306          314,359
   Accrued expenses payable                                  120,356          390,607
                                                         -----------      -----------
      Total current liabilities                            6,845,527        4,477,659
                                                         -----------      -----------

Long-term debt less current portion                        3,892,445        4,152,332
                                                         -----------      -----------
Commitments and contingencies

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
      authorized, 4,105,889 and 3,822,499 shares
      issued and outstanding at December 31,
      2000 and 1999,  respectively                            41,060           38,225
Additional paid-in capital                                 3,720,377        3,282,932
Foreign currency translation adjustment                   (  209,398)      (  160,872)
Retained earnings                                          1,128,448        1,764,051
                                                         ------------     ------------
                                                           4,680,487        4,924,336
Less treasury stock, 7,519 and 5,789 shares,
     at cost, respectively                                (    8,195)      (    6,875)
                                                         ------------     ------------
      Total shareholders' equity                           4,672,292        4,917,461
                                                         ------------     ------------

      Total liabilities and shareholders' equity         $15,410,264      $13,547,452
                                                         ============     ============

The accompanying notes are an integral part of these financial statements.
                                        2

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                             2000            1999             1998
                                                             ----            ----             ----
Gross sales                                              $18,072,784      $15,952,165      $14,077,993

Less returns and allowances                                1,933,528        1,634,680        1,372,520
                                                         ------------     ------------     ------------
Net sales                                                 16,139,256       14,317,485       12,705,473

Cost of goods sold                                        11,852,435        9,915,216        9,044,501
                                                         ------------     ------------     ------------
Gross profit                                               4,286,821        4,402,269        3,660,972
                                                         ------------     ------------     ------------
Operating expenses:
Advertising and promotion                                    694,729          552,028          693,229
Selling and administrative                                 3,417,378        2,759,207        2,583,485
Interest                                                     573,882          414,785          366,994
                                                         ------------     ------------     ------------
     Total Operating Expenses                              4,685,989        3,726,020        3,643,708
                                                         ------------     ------------     ------------
Operating profit (loss)                                   (  399,168)         676,249           17,264

Interest and other income                                     14,345           19,635           97,174
                                                         ------------     ------------     ------------
Income (loss) before provision
   (benefit) for income taxes                             (  384,823)         695,884          114,438

Provision (benefit) for income taxes                      (  140,000)         264,400           31,379
                                                         ------------     ------------     ------------
Net income (loss)                                         (  244,823)         431,484           83,059

Other comprehensive income:
   Foreign currency translation,
      net of taxes                                        (   48,526)     (    15,206)      (   26,652)
                                                         ------------     ------------     ------------
Comprehensive Income (loss)                              $(  293,349)     $   416,278      $    56,407
                                                         ============     ============     ============
Earnings (loss) per share:
   Basic                                                 $      (.06)     $       .11      $       .02
                                                         ============     ============     ============
   Diluted                                               $      (.06)     $       .11      $       .02
                                                         ============     ============     ============





The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        Additional        Foreign
                               Common stock              paid-in          currency         Retained       Treasury
                              Shares       Amount        capital         adjustment        earnings         stock         Total
                            ---------     -------       ----------       ----------       ----------      --------      ----------
January 1,                  3,753,017     $37,530       $3,232,327       $(108,945)       $1,249,508      $    -        $4,410,420
   1998

Net income                                                                                    83,059                        83,059

Foreign currency
   translation
   adjustment                                                             ( 36,721)                                      (  36,721)
                            ---------     -------       ----------       ----------       ----------      --------      -----------
December 31,
   1998                     3,753,017      37,530        3,232,327        (145,666)        1,332,567          -          4,456,758

Net income                                                                                   431,484          -            431,484

Issuance of stock              69,482         695           50,605                                                          51,300

Acquisition of
   treasury stock,
   5,789 shares                                                                                            ( 6,875)      (   6,875)

Foreign currency
   translation
   adjustment                                                             ( 15,206)                                      (  15,206)

                            ---------     -------       ----------       ----------       ----------      ---------     -----------
December 31,
   1999                     3,822,499      38,225        3,282,932        (160,872)        1,764,051       ( 6,875)      4,917,461


Net loss                                                                                   ( 244,823)                    ( 244,823)

Issuance of stock             283,390       2,835          437,445                         ( 390,780)                       49,500

Acquisition of
   treasury stock,
   1,730 shares                                                                                            ( 1,320)      (   1,320)

Foreign currency
   translation
   adjustment                                                             ( 48,526)                                      (  48,526)
                            ---------     -------       ----------       ----------       ----------      ---------     -----------
December 31,
   2000                     4,105,889     $41,060       $3,720,377       $(209,398)       $1,128,448      $( 8,195)     $4,672,292
                            =========     =======       ==========       ==========       ==========      =========     ===========


The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000             1999             1998
                                                             ----             ----             ----
Cash flows from operating activities:
   Net income (loss)                                     $(  244,823)     $   431,484      $    83,059
   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
   Depreciation and amortization                             410,855          329,501          280,091
   Issuance of common stock to employees                      49,500           51,300           -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                    (  613,755)      (  474,360)      (  171,479)
     (Increase) in inventory                              (  776,666)      (   38,444)      (  454,670)
     (Increase) decrease in prepaid expense and other     (  169,797)          32,931           85,234
     Increase in accounts payable and accrued
      expenses                                               976,921          252,382          189,371
                                                         ------------     ------------     ------------
Net cash provided (used) by operating activities          (  367,765)         584,794           11,606
                                                         ------------     ------------     ------------
Cash flows from financing activities:
   Net borrowings (reductions) under line of credit        1,350,000       (  109,118)      (  245,040)
   Repayment from (advances to) affiliates, net              248,742           23,171       (  136,506)
   Increases in (payments on) long term debt, net         (  218,940)          96,691       (  340,000)
                                                         ------------     ------------     ------------
     Net cash (used) provided by financing activities      1,379,803           10,744       (  721,546)
                                                         ------------     ------------     ------------
Cash flows used by investing activities:
   Purchase of property, plant and equipment              (1,516,108)      (  446,823)      (  491,059)
   Purchases of treasury shares of common stock           (    1,320)      (    6,875)          -
   Utilization of trust funds for equipment                  243,659          298,267          459,180
                                                         ------------     ------------     ------------
      Net cash used by investing activities               (1,273,769)      (  155,431)      (   31,879)
                                                         ------------     ------------     ------------
Increase (decrease) in cash prior to effect of
   exchange rate on cash                                  (  261,731)         440,107       (  741,819)
Effect of exchange rate on cash                           (   48,526)      (   15,206)      (   36,721)
                                                         ------------     ------------     ------------

Net increase (decrease) in cash                           (  310,257)         424,901       (  778,540)
Cash at beginning of year                                    433,772            8,871          787,411
                                                         ------------     ------------     ------------
Cash at end of year                                      $   123,515      $   433,772      $     8,871
                                                         ============     ============     ============

Supplemental information
   Cash used for interest during period                  $   573,882      $   398,561      $   338,606
                                                         ============     ============     ============
   Cash used for income taxes during period              $   123,447      $    72,000      $      -
                                                         ============     ============     ============

The Company had no cash equivalents at December 31, 2000, 1999 and 1998.



The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Note 1 - Organization and summary of significant accounting policies:

     Organization - The company was organized during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products to the marine, automotive, and recreational vehicle aftermarkets. On October 11, 1984, the Board of Directors approved a change in the corporate name to Ocean Bio-Chem, Inc. (the parent company) from its former name, Star brite Corporation.

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

     Prepaid advertising and promotion - During the years ended December 31, 2000 and 1999, the Company introduced certain new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 2000 and 1999, the accumulated cost of materials on hand and other deferred promotional costs which will be charged against the subsequent year's operations amounted approximately to $37,700 and $41,000, respectively.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.


     Stock based compensation - The Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. The company has not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs. Statement No. 123 requires accounting for such cost at fair value using an option pricing model such as the Black-Scholes or a bimodal distribution.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers. The single largest customer's receivable represents approximately 15% of the consolidated balance.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - The Company and its subsidiaries file consolidated income tax returns. The Company has adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of trademarks and trade names is being amortized on a straight-line basis over an estimated useful life of 40 years. The Company has two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs for these two patents.

     Translation of Canadian currency - The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in net earnings or the period. Fluctuations arising from inter- company transactions that are of a long term in nature are accumulated as cumulative translation adjustments.

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial statements for the years ended December 31, 1999 and 1998 have been reclassified to conform with the 2000 presentation.

Note 2 - Property, plant and equipment:

         The Company's property, plant and equipment consisted of the following:

                                                                  December 31,
                                                             2000             1999
                                                        ------------       ------------
         Land                                           $    278,325       $    278,325
         Building                                          2,920,708          2,920,708
         Manufacturing and warehouse equipment             3,063,708          1,677,835
         Office equipment and furniture                      602,721            654,665
         Construction in process                              61,581              4,100
         Leasehold improvement                               141,375            140,985
                                                        ------------       ------------
                                                           7,068,418          5,676,618
         Less accumulated depreciation                     1,424,868          1,161,313
                                                        ------------       ------------
         Total property, plant and equipment, net         $5,643,550         $4,515,305
                                                        ============       ============

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $387,864, $306,509 and $257,099, respectively. Depreciation expense includes the amortization of capitalized lease assets.

     Included in property, plant and equipment are the following assets held under capitalized leases:


                                                             2000             1999
                                                        ------------       ------------
         Land                                           $    278,325       $    278,325
         Building                                          2,920,708         2,920,708
         Manufacturing and warehouse equipment             2,792,402          1,417,794
                                                        ------------       ------------
                                                           5,991,435          4,616,827
         Less accumulated amortization                       761,284            520,297
                                                        ------------       ------------
         Total                                          $  5,230,151       $  4,096,530
                                                        ============       ============

     On February 27, 1996, the Company purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. In order to meet the Company's future needs, it entered into an agreement with the City of Montgomery to issue Industrial
Revenue Bonds to cover an expansion of the Alabama facility. The expansion consisted of an additional building, which was completed during October, 1997, bringing the current facility to approximately 110,000 square feet. Such facility serves as a manufacturing and distribution center. Obligations for future payments attributable to this capitalized lease are discussed in Note 4.

Note 3  - Note payable, bank:

     During 1999, the Company secured a revolving line of credit with an original maximum of $3.5 million from a commercial bank. Such financing is due on demand and was amended during June, 2000 to a credit limit of $5 million carrying an annual interest rate of prime less .25%. Pursuant to this agreement, the Company is required to maintain minimum working capital of $2.5 million, a ratio of debt to tangible net worth of at least 2.5:1, and debt coverage ratio of at least 1.15 times. The line is collateralized by the Company's inventory, trade receivables, and intangible assets. As of December 31, 2000, the Company was obligated under this arrangement in the amount of $4,250,000 and was not in compliance with certain applicable loan covenants. The lender has agreed to waive such covenant violations through April 30, 2001.

Note 4 - Long-Term debt:

     Long term debt at December 31, 2000 consisted of the following:

     At December 31, 2000, the Company was obligated pursuant to capital lease financed through Industrial Revenue Bonds requiring principal payable quarterly at various specified amounts. Interest is computed weekly at market rates and is paid quarterly along with prescribed principal amount. On December 20, 1996, the Company issued $4,990,000 of Industrial Revenue Bonds in order to finance the expansion of the Alabama property and to refinance the original acquisition costs. A certain portion of these bonds were reissued in March of 1997 in order to take advantage of tax free financing. The Bonds have varying maturities through March 1, 2012.

     The Company is obligated to an affiliated entity pursuant to a note payable aggregating $392,333 at December 31, 2000. Such obligation requires monthly installments of $3,357 including principal and interest at 7.5% through April 1, 2004 when a balloon payment of $373,089 is due.

     During 2000, the Company entered into various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximating $95,200 at December 31, 2000, have varying maturities through 2005 and carry interest rates ranging from 7% to 12%.

     The  composition of these  obligations  are as follows:

                                                         Long-Term           Current
                                                          Portion            Portion
                                                        ------------       ------------
         Industrial Revenue Bonds                       $    320,000       $  3,440,000
         Note payable                                          5,182            387,151
         Capitalized equipment leases                         30,124             65,113
                                                        ------------       ------------
                                                        $    355,306       $  3,892,264
                                                        ============       ============

     Required principal payment obligations attributable to the foregoing are tabulated below:

         Year ending December 31,

                                    2001                 $   355,306
                                    2002                     355,499
                                    2003                     348,962
                                    2004                     718,567
                                    2005                     344,417
                              Thereafter                   2,125,000
                                                        ------------
                                   Total                $  4,247,751
                                                        ============

Note 5 - Income taxes:

     The Components of the income tax provision (benefit) are as follows:

                                                                    Year ended December 31,
                                                                 ----------------------------
                                                             2000              1999              1998
                                                        ------------       ------------        ---------
         Income tax provision (benefit):
            Federal - current                           $(   164,000)      $    195,200        $  11,193
                    - deferred                                24,000             30,800           16,708
            State                                                 -              38,400            3,478
                                                        -------------      ------------        ---------
                                   Total                $($  140,000)      $    264,400        $  31,379
                                                        ============       ============        =========

     The reconciliation of income tax provision (benefit) at the statutory rate to the reported income tax expense is as follows:


                                                                       Year Ended December 31,
                                                                    -----------------------------
                                                            2000              1999               1998
                                                        ------------       ------------        ---------
         Computed at statutory rate                           (34.0%)             34.0%            34.0%
         State tax, net of federal benefit                       -                 3.6              3.6
         Other, net                                           ( 2.4 )               .4            (10.2 )
                                                        -------------      ------------        ----------
         Effective tax rate                                   (36.4%)             38.0%            27.4%
                                                        =============      ============        ==========

     At December 31, 2000, the Company reflected an income tax receivable aggregating approximately $173,400 on the accompanying financial statements. Accrued state and federal income taxes payable were approximately $203,000 at December 1999.

Note 6 - Litigation:

     The Company, from time to time in the ordinary course of business, is named as a defendant in lawsuits. At December 31, 2000, the Company was a party to litigation associated with a patent held on one of its products. Although the courts have awarded the Company partial recovery of legal fees to date, it is difficult to assess the amount or range of potential damages insofar as the discovery into these claims has been stayed.

Note 7 - Related party transactions:

     At December 31, 2000 and 1999, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $598,000 and $847,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Company's products in Europe, Asia and South America. These amounts have been advanced by the Company on open account with requirements of repayment between five and seven years. These advances bear interest at the rate of interest charged to the Company on its line of credit. Sales of Company products to such affiliates aggregated approximately $360,600 and $252,500 during the years ended December 31, 2000 and 1999, respectively.

Note 8 - Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the year ended December 31, 2000 amounted to approximately $100,000.

     The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations are primarily secured by the real estate leased to the Company.

     In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space. Such lease terminates on October 31, 2001. Rent charged to operations under this lease during the year ended December 31, 2000 amounted to approximately $90,200.

     The following is a schedule of minimum future rentals on the noncancellable operating leases:

                   Year ending December 31,

                                    2001                $   179,500
                                    2002                    104,600
                                    2003                    106,600
                                    2004                    108,800
                                    2005                    110,900
                                    Thereafter              463,900
                                                        -----------
                                    Total               $ 1,074,300
                                                        ===========

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

     The following schedule shows the status of outstanding options under the plans as of December 31, 2000:

                       Date         Options         Option       Expiration
          Plan        granted      outstanding      price           date
          ----        --------     -----------     --------      ----------
          1994        01/30/96          74,500     $  2.000        01/29/01
          1994        05/04/99         136,000     $   .790        05/03/04
          1994        12/20/00         145,000     $   .630        12/19/05
          1992        03/01/99          25,000     $   .870        02/28/04
          1991        11/12/99         150,000     $   .875        11/11/04

     On March 25, 1999, the Company granted two officers a five year option for 100,000 shares each at an exercise price of $.89 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

     Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following is disclosed pursuant to such requirement.

                                                      2000         1999          1998
                                                   ----------    --------       -------
         Net income (loss)          As reported    $(244,823)    $431,484       $83,059
                                    Pro forma       (278,734)    $414,175       $46,959

         Earnings (loss) per share  As reported        ($.06)        $.11          $.02
                                    Pro forma          ($.06)        $.10          $.01

     A summary of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates, is presented below:

                                  2000                            1999                              1998
                                    Weighted average                 Weighted average                  Weighted average
                          Shares     exercise price       Shares      exercise price        Shares      exercise price
                         --------    --------------      --------     --------------       ---------    --------------
Options Outstanding
at beginning of year      655,500       $ 1.10            339,000        $  2.11            559,000        $  2.01
Granted                   145,000          .63            511,000            .85             -                  -
Expired                  ( 70,000)      ( 2.00)          (194,500)         (2.19)          (220,000)          1.85
Exercised                    -             -               -                  -               -                 -
                         ---------      -------          ---------       --------          ---------       -------
Outstanding at
End of year               730,500       $  .92            655,500        $  1.10            339,000        $  2.11
                         ========       =======          =========       ========          =========       =======

     The  following  table  summarizes   information  about  the  stock  options
outstanding at December 31, 2000:

                              Options outstanding                              Options exercisable
            ----------------------------------------------------              ----------------------
         Range of       Number        Weighted avg.      Weighted avg.      Number         Weighted avg.
         Exercise    outstanding        remaining          exercise       exercisable        exercise
         prices      at 12/31/00      contractual life       price        at 12/31/00          price
         ------      -----------      ----------------       ------       -----------          ------

         $2.000         74,500           .57 yrs.            $2.000          59,600            $2.000
           .875        350,000           .44 yrs.              .875         230,000              .875
           .840         25,000          4.17 yrs.              .840          25,000              .840
           .790        136,000          4.33 yrs.              .790          27,200              .790
           .630        145,000          5.00 yrs.              .630              -                 -
         ======        -------          ---------            ======         -------            ------
                       730,500          3.31 yrs.                           341,800            $1.250
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

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 11 - Major customer:

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 2000. Sales to this customer represent approximately 17.5%. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company's operations.

Note 12 - Earnings per share:

     Basic earnings per common share for the years ended December 31, 2000, 1999 and 1998 were calculated on the basis of 4,058,657, 3,796,764 and 3,753,017 weighted average common shares outstanding, respectively pursuant to the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 were identical to basic earnings (loss) per share as the effect of any common stock equivalents would have been anti-dilutive. Common stock equivalents consist of stock options.

Note 13 - Shareholders' equity:

     During February 2000, a 5% stock dividend was declared for sjareholders of record at the close of business on March 17, 2000 which was distributable on March 30, 2000.

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

                                    OCEAN BIO-CHEM, INC.
                                    Registrant



                                    By:     /s/ Peter G. Dornau
                                           PETER G. DORNAU
                                           Chairman of the Board of Directors
                                             and Chief Executive Officer

                                           March 29, 2001

                                    By:    /s/ Edward Anchel
                                           EDWARD ANCHEL
                                           Chief Financial Officer

                                           March 29, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    By:   /s/ Jeffrey Tieger
                                           JEFFREY TIEGER
                                           Director

                                           March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders' meeting. Copies of such shall be sent to the SEC pursuant to the current requirements.