Form 10-Q
period 2001-03-31
OCEAN BIO CHEM INC
filed 2001-05-11
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                    YES   _X_                             NO __

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          $.01 par value common stock, 10,000,000 shares authorized, 4,105,889 shares issued and outstanding at March 31, 2001.

                 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                 INDEX


  Description                                                             Page
  -----------                                                             -----

Part I:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of March
          31, 2001 and December 31, 2000                                    3
      Consolidated statements of operations for
          the three months ended March 31,
          2001 and 2000                                                     4
       Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2001 and 2000                                     5
       Consolidated statements of cash flows
          for the three months ended March 31,
         2001 and 2000                                                      6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                    7-8


Part II:

  Item 1. - Legal Proceedings                                             8-9
  Item 2. - Changes in Securities                                           9
  Item 3. - Defaults upon Senior Securities                                 9
  Item 4. - Submission of Matters to Vote by Security Holders               9
  Item 5. - Other Matters                                                   9
  Item 6. - Exhibits and Reports on Form 8-k                                9

Signatures                                                                  9

                         PART I - Financial Information

Item l. Financial Statements:


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            MARCH 31,        DEC. 31,
                                                              2001             2000
                                                          ------------    ------------
                                                           (UNAUDITED)
Current assets:
  Cash                                                    $     24,770    $    123,515
  Trade accounts receivable net of allowance
    for doubtful accounts of approximately $ 23,000 at
     March 31, 2001 and December 31, 2000, respectively      2,974,302       3,417,827
  Inventories                                                4,758,483       4,506,987
  Due from officer                                             161,100         161,100
  Income taxes receivable                                      173,404         173,404
  Prepaid expenses                                              94,577         116,037
                                                          ------------    ------------

      Total current assets                                   8,186,636       8,498,870
                                                          ------------    ------------

Property, plant and equipment, net                           6,084,026       5,643,550
                                                          ------------    ------------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                 347,683         353,431
  Funds held in escrow for equipment                            27,071          41,506
  Due from affiliated companies, net                           237,002         598,237
  Deposits and other assets                                    284,069         274,670
                                                          ------------    ------------
     Total Other Assets                                        895,825       1,267,844
                                                          ------------    ------------
        Total assets                                      $ 15,166,487    $ 15,410,264
                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                $  2,266,028    $  2,119,865
  Note payable - bank                                        4,350,000       4,250,000
  Current portion of long term debt                            325,339         355,306
  Other accrued liabilities                                     53,260         120,356
                                                          ------------    ------------
       Total Current Liabilities                             6,994,627       6,845,527
                                                          ------------    ------------

Long term debt, less current portion                         3,832,798       3,892,445
                                                          ------------    ------------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
     authorized; 4,105,889 shares
     issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                            41,060          41,060
   Additional paid-in capital                                3,720,377       3,720,377
   Foreign currency translation adjustment                    (233,154)       (209,398)
   Retained earnings                                           818,974       1,128,448
                                                          ------------    ------------
                                                             4,347,257       4,680,487
                                                          ------------    ------------
   Less cost of common stock in treasury, 7,519 shares
      at March 31, 2001 and December 31, 2000                   (8,195)         (8,195)
                                                          ------------    ------------
                                                             4,339,062       4,672,292
                                                          ------------    ------------
   Total liabilities and shareholders' equity             $ 15,166,487    $ 15,410,264
                                                          ============    ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                       2001             2000
                                                    -----------     -----------

Gross sales                                         $ 3,544,747     $ 3,705,163

Allowances                                              311,541         433,028
                                                    -----------     -----------

Net sales                                             3,233,206       3,272,135

Cost of goods sold                                    2,549,634       2,262,198
                                                    -----------     -----------

Gross profit                                            683,572       1,009,937
                                                    -----------     -----------

Costs and expenses:
    Advertising and promotion                           139,822         183,152
    Selling and administrative                          709,677         727,334
    Interest expense                                    145,000         121,906
                                                    -----------     -----------

       Total costs and expenses                         994,499       1,032,392
                                                    -----------     -----------

Operating loss                                         (310,927)        (22,455)

Interest income                                           1,453           5,791
                                                    -----------     -----------

Loss before income taxes                               (309,474)        (16,664)

Benefit for income taxes                                   --             6,500
                                                    -----------     -----------

Net loss                                               (309,474)        (10,164)

Other comprehensive income, net of tax:
    Foreign currency translation adjustment             (23,756)         (6,689)
                                                    -----------     -----------

Comprehensive loss                                  $  (333,230)    $   (16,853)
                                                    ===========     ===========

Loss per common share                               $      (.08)    $      --
                                                    ===========     ===========


Loss per share was calculated on the basis of 4,098,370 and 3,915,033 weighted average shares of common stock outstanding for the quarters ended March 31, 2001 and 2000, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                          Foreign
                                 Common stock            Additional       currency        Retained        Treasury
                            Shares         Amount      paid-in capital   adjustment       earnings          stock           Total
                          ----------      --------     ---------------   ----------      -----------      ---------      -----------
January 1, 2001            4,105,889      $ 41,060      $ 3,720,377      ($209,398)     $ 1,128,448      $  (8,195)     $ 4,672,292

Net loss                                                                                   (309,474)                       (309,474)

Foreign currency
  translation
  adjustment                                                               (23,756)                                         (23,756)
                          ----------      --------      -----------      ---------      -----------      ---------      -----------

March 31, 2001             4,105,889      $ 41,060      $ 3,720,377      $(233,154)     $   818,974      $  (8,195)     $ 4,339,062
                          ==========      ========      ===========      ---------      ===========      =========      ===========

January 1, 2000            3,822,499      $ 38,225      $ 3,282,932      $(160,872)     $ 1,764,051      $  (6,875)     $ 4,917,461

Net loss                                                                                    (10,164)                        (10,164)

Issuance of stock            283,390         2,835          437,446                        (390,781)                         49,500

Foreign currency
  translation
  adjustment                                                                (6,689)                                          (6,689)
                          ----------      --------      -----------      ---------      -----------      ---------      -----------

March 31, 2000             4,105,889      $ 41,060      $ 3,720,378      ($167,561)     $ 1,363,106      $  (6,875)     $ 4,950,108
                          ==========      ========      ===========      ---------      ===========      =========      ===========

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                         2001           2000
                                                       ---------      ---------
Cash flow provided (used) by operating activities:

  Net loss                                             $(309,474)     $ (10,164)

Adjustments to reconcile net income
  to net cash provided (used) by operations:
  Depreciation and amortization                          100,153         82,939
  Changes in assets and liabilities:
  Decrease in accounts receivable                        443,525        277,821
  (Increase) in inventories                             (251,496)      (331,659)
  Decrease in prepaid expenses                            21,461         49,819
  (Increase) decrease in accounts payable,
   accrued expenses and other                             69,668       (153,575)
                                                       ---------      ---------

  Net cash provided (used) by operating activities        73,837        (84,819)
                                                       ---------      ---------

Cash provided (used) by financing activities:
  Net increase (reduction) under line of credit          100,000        (60,000)
  Net reduction in advances to affiliates                361,235        107,751
  Net increase (reduction) in current portion of
     long term debt                                      (29,967)        10,522
  Net (reduction) in long term borrowings                (59,647)       (81,676)
  Common stock transactions, net                            --           49,500
                                                       ---------      ---------

  Net cash provided by financing activities              371,621         26,097
                                                       ---------      ---------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net              (520,447)       (21,436)
                                                       ---------      ---------

 Net cash used by investing activities                  (520,447)       (21,436)
                                                       ---------      ---------

(Decrease) in cash prior to effect of
   foreign currency translation on cash                  (74,989)       (80,158)

 Effect of foreign currency translation on cash          (23,756)        (6,689)
                                                       ---------      ---------

(Decrease) in cash                                       (98,745)       (86,847)
Cash at beginning of period                              123,515        433,772
                                                       ---------      ---------

Cash at end of period                                  $  24,770      $ 346,925
                                                       =========      =========

Supplemental Information:
  Cash used for interest during period                 $ 145,000      $ 121,906
                                                       =========      =========
  Cash used for income taxes during period             $    --        $ 204,743
                                                       =========      =========


The company had no cash equivalents at March 31, 2001 and 2000.

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

Certain financial statement items for the quarter ended March 31, 2000 have been reclassified to conform to the 2001 presentation.

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operations

Liquidity and Capital Resources:

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $2,500,000, a maximum debt to tangible net worth of ratio of 2.5 to 1 and a minimum debt service coverage factor of 1.15 times. As of March 31, 2001, the amount outstanding pursuant to this facility was $4,350,000 and, as of such date the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such violations through June 30, 2001.

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

Results of Operations:

Net sales decreased approximately 1% or $38,900 for the quarter ended March 31, 2001 when compared to the same quarter of the preceding year. Such decrease was not associated with any single product or customer.

Cost of goods sold increased as a percentage of net sales when comparing the quarter ended March 31, 2001 with the comparable quarter in 2000. The percentages were 79% and 69% for the quarters ended during 2001 and 2000, respectively. This change was attributable to increasing raw material costs as well as direct manufacturing costs at the Registrant's plant. Price adjustments have been made on certain affected products commencing late in the first quarter and thereafter.

Selling and administrative expenses decreased approximately $17,700 or 2% when comparing the quarters ended March 31, 2001 and 2000. This change was not viewed as significant.

Advertising and promotion decreased approximately $43,300 or 24% comparing the three months ended March 31, 2001 and 2000. This was primarily due to planned decreases in advertising.

Interest expense increased by approximately $23,100 or 19% when comparing the March 31, 2001 quarter to the corresponding quarter in 2000. This increase resulted primarily due to increased borrowings and should be reduced prospectively pursuant to recently promulgated prime interest rate decreases.

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


                           PART II - Other Information

Item l - Legal Proceedings:

On March 30, 2001, the Federal District Court for the Northern District of Georgia entered an order granting North American Oil Company's ("North American") motion for partial summary judgment and declaring Patent 5,250,598 (the '598 Patent) held by the Registrant's wholly owned subsidiary, Star Brite Distributing, Inc. ("Star Brite") invalid and unenforceable in the matter of North American Oil Company, Inc. v. Star Brite Distributing, Inc., Civil Action No. 1-98-CV-1589-RWS, pending in the United States District Court, Northern District of Georgia, Atlanta Division. North American filed a complaint against Star Brite seeking declaratory judgments of invalidity, unenforceability, and non-infringement of the '598 Patent, entitled "Liquid Electrical Tape Formulation" and alleging claims for antitrust violation, tortuous interference, unfair competition and trade slander. As a result of the order declaring the '598 patent invalid and unenforceable, Star Brite's counterclaim for patent infringement cannot succeed. Further, North American may make a claim for attorney's fees. The outcome of such a request, if made, is unknown. The '598 patent is held by Star Brite for its liquid electrical tape formulation, and the invalidity and unenforceability of such patent would not materially adversely affect the sales and profits of the Company. This decision, unless reversed on appeal, will increase the financial exposure of the Company although no amount of potential damage is now known. North American's claim against Star Brite for antitrust violation, which seeks treble damages and attorney's fees, and its claims for tortuous interference, unfair competition and trade slander remains stayed at this time. It is difficult to assess the amount or range of potential damages sought by North American as to these remaining claims because discovery into these claims was stayed during the court's consideration of the patent issues discussed above. If the stay is lifted, Star Brite intends to vigorously defend against North American's claims for antitrust violation, tortuous interference, unfair competition and trade slander. The Company believes that these claims are frivolous and not supported factually, despite the fact that its '598 patent is now invalidated. Star Brite intends to appeal the order granting North American's motion for partial summary judgment at the appropriate time. Star Brite, based upon discussions with patent counsel, believes that the Order of Partial Summary Judgment is erroneous and should be reversed on appeal.

Item 2 - Changes in Securities: Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K:

          (a)  Exhibits: Not applicable

          (b)  Reports on Form 8-K:

               On April 12, 2001, the Registrant filed a Current Report on Form 8-K disclosing the event discussed in Item 1, above.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         OCEAN BIO-CHEM, INC.

Date:   May 11, 2001                     By: /s/ PETER G. DORNAU
                                            ------------------------------------
                                            Peter G. Dornau
                                            Chairman of the Board and
                                            Chief Executive Officer


                                         By: /s/ EDWARD ANCHEL
                                            ------------------------------------
                                            Edward Anchel
                                            Chief Financial Officer