Form 10-Q
period 2001-06-30
OCEAN BIO CHEM INC
filed 2001-08-14
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 2-70197


                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

 -------------------------------------------------------------------------------
          Florida                                  59-156432
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

           $.01 Par Value Common Stock, 10,000,000 shares authorized.
            4,199,899 shares issued and outstanding at June 30, 2001

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                        Page

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2001 and December 31, 2000                               3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2001 and 2000                                                4

       Consolidated statements of changes in
          shareholders' equity for the six  months
          ended June 30, 2001 and 2000                                 5

       Consolidated statements of cash flows
          for the six months ended June 30, 2001
          and 2000                                                     6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of Operations     7-8


Part II:

  Item 1. - Legal Proceedings                                          9
  Item 2. - Changes in Securities                                      9
  Item 3. - Defaults upon Senior Securities                            9
  Item 4. - Submission of Matters to Vote by Security Holders          9
  Item 5. - Other Matters                                             10
  Item 6. - Exhibits and Reports on Form 8-K                          10


Signatures                                                            11

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         JUNE 30,      DECEMBER 31,
                                                           2001            2000
                                                       -----------    -------------
                                                       (Unaudited)
Current assets:
Cash                                                   $   164,728     $   123,515
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $23,000
  at June 30, 2001 and December   31, 2000,
   respectively                                          3,096,578       3,417,827
Inventories                                              4,662,124       4,506,987
Due from officer                                                --         161,100
Prepaid expenses and other current assets                  378,284         289,441
                                                       -----------     -----------
    Total current assets                                 8,301,714       8,498,870
                                                       -----------     -----------

Property, plant and equipment, net                       6,070,659       5,643,550
                                                       -----------     -----------

Other assets:
Funds held in escrow for equipment                          27,380          41,506
Trademarks, trade names and patents, net                   341,935         353,431
Deposits and other assets                                  333,115         274,670
Due from affiliated companies, net                         398,934         598,237
                                                       -----------     -----------
    Total other assets                                   1,101,364       1,267,844
                                                       -----------     -----------

    Total assets                                       $15,473,737     $15,410,264
                                                       ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                               $ 1,999,480     $ 2,119,865
Note payable - bank                                      4,122,388       4,250,000
Current portion of long-term debt                          464,982         355,306
Accrued expenses payable                                   231,979         120,356
                                                       -----------     -----------
     Total current liabilities                           6,818,829       6,845,527
                                                       -----------     -----------

Long-term debt, less current portion                     3,946,708       3,892,445
                                                       -----------     -----------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
     authorized, 4,199,889 and 4,105,889 shares
     issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively                        41,999          41,060
Additional paid-in capital                               3,744,819       3,720,377
Foreign currency translation adjustment                (   227,124)    (   209,398)
Retained earnings                                        1,156,701       1,128,448
                                                       -----------     -----------
                                                         4,716,395       4,680,487
Less cost of common stock in treasury,
    5,789 shares at June 30, 2001 and
    December 31, 2000, respectively                    (     8,195)    (     8,195)
                                                       -----------     -----------
                                                         4,708,200       4,672,292
                                                       -----------     -----------
Total liabilities and shareholders' equity             $15,473,737     $15,410,264
                                                       ===========     ===========


                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                            --------------------            ------------------
                                                ENDED JUNE 30,                ENDED JUNE 30,
                                            2001          2000            2001              2000
                                            ----          ----            ----              ----
Gross sales                             $5,033,602     $4,118,783      $8,578,349       $7,823,945

Allowances                                 420,293        403,718         731,834          836,746
                                        ----------     ----------      ----------       ----------

Net sales                                4,613,309      3,715,065       7,846,515        6,987,199
Cost of goods sold                       3,298,286      2,530,688       5,847,920        4,792,886
                                        ----------     ----------      ----------       ----------

Gross profit                             1,315,023      1,184,377       1,998,595        2,194,313
                                        ----------     ----------      ----------       ----------

Costs and expenses:
Advertising and promotion                  152,990        163,336         292,812          346,488
Selling and administrative                 672,581        826,858       1,382,258        1,554,193
Interest expense                           140,010        132,294         285,010          254,200
                                        ----------     ----------      ----------       ----------
    Total cost and expenses                965,581      1,122,488       1,960,080        2,154,881
                                        ----------     ----------      ----------       ----------

Income from operations                     349,442         61,889          38,515           39,432
Interest income                                285          3,144           1,738            8,936
                                        ----------     ----------      ----------       ----------

Income before income taxes                 349,727         65,033          40,253           48,368
Provision for income taxes                  12,000         21,500          12,000           15,000
                                        ----------     ----------      ----------       ----------

Net income                                 337,727         43,533          28,253           33,368

Other comprehensive income,
   net of income taxes:
Foreign currency translation
  adjustment                                 6,030        (23,511)        (17,726)        (30,200)
                                        ----------     ----------      ----------       ----------
Comprehensive income                    $  343,757     $   20,022      $   10,527       $    3,168
                                        ==========     ==========      ==========       ==========

Earnings per
  common share                          $      .09     $      .01      $      .01       $      .01
                                        ==========     ==========      ===========      ==========




Earnings per share were calculated on the basis of 4,114,037 and 4,011,426 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2001 and 2000, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                          Foreign
                              Common stock             Additional        currency         Retained     Treasury
                          Shares         Amount      paid-in capital    adjustment        earnings        stock         Total
                          ------         ------      ---------------    ----------        --------     --------         -----
January 1,
   2000                  3,822,499      $38,225        $3,282,932       ($ 160,872)      $1,764,051    ($  6,875)      $4,917,461


Net income                                                                                   33,368                        33,368

Issuances of stock         283,390        2,835           437,446                        (  390,781)                       49,500

Foreign currency
  translation
  adjustment                                                            (    30,200)                                   (   30,200)

June 30,
  2000                   4,105,889      $41,060        $3,720,378       ($  191,072)     $1,406,638    ($  6,875)      $4,970,129
  ----                   ---------      -------        ----------       -----------      ----------    ---------       ----------



January 1,
   2001                  4,105,889      $41,060        $3,720,377       ($  209,398)     $1,128,448    ($  8,195)      $4,672,292
   ====                  =========      =======        ==========       ===========      ==========    =========       ==========


Net income                                                                                   28,253                        28,253


Issuances of stock          94,000           939            24,442                                                          25,381

Foreign currency
  translation
  adjustment                                                            (    17,726)                                   (   17,726)
                         ---------      -------        ----------       ------------     ---------     ---------       ----------
June 30,
  2001                   4,199,889      $41,999        $3,744,819       ($  227,124)     $1,156,701    ($  8,195)      $4,708.200
  ====                   =========      =======        ==========       ===========      ==========    =========       ==========




                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                           2001                 2000

Cash flow provided by operating activities:
Net income                                                             $     28,253         $    33,368
                                                                       ------------         -----------

Adjustments to reconcile net income
   to net cash provided by operations:
Depreciation and amortization                                               215,145             168,997
Changes in assets and liabilities:
  Decrease in accounts receivable                                           321,249             652,051
   (Increase) in inventory                                             (    155,137)        (   616,213)
   (Increase) decrease in prepaid expenses
   and other current assets                                                  72,257         (   141,198)
  Increase (decrease) in accounts payable,
    accrued expenses and other                                         (     67,208)        (   166,689)
                                                                       -------------        ------------
      Net cash provided (used) by operating activities                      414,559         (    69,684)
                                                                       -------------        ------------
Cash flows from financing activities:
  Net increases (reductions) under line of credit                      (    127,611)            200,000
  Reduction in advances from affiliates                                     199,303             235,362
  Borrowings (payments) on debts, net                                       163,939         (   152,333)
  Common stock transactions                                                  25,381              49,500
                                                                       -------------        ------------
      Net cash provided by financing activities                             261,012             332,529
                                                                       -------------        ------------
Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                                          (    616,632)        (   504,658)
                                                                       -------------        ------------
     Net cash (used) by investing activities                           (    616,632)        (   504,658)
                                                                       -------------        ------------
  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                                 58,939         (   241,813)
  Effect of foreign currency translation adjustment
    on cash                                                            (     17,726)        (    30,200)
                                                                       -------------        ------------
     Net increase (decrease) in cash                                         41,213         (   272,013)

 Cash at beginning of period                                                123,515             433,772
                                                                       -------------        ------------
 Cash at end of period                                                  $   164,728          $  161,759
                                                                       =============        ============
Supplemental information:
Cash used for payment of interest during period                         $   285,010           $ 254,200
                                                                       =============        ============
Cash used for payment of income taxes during
period                                                                  $     -0-             $ 257,800
                                                                       =============        ============

The company had no cash equivalents at June 30, 2001 and 2000.


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

Certain financial statement items for the three and six months ended June 30, 2000 have been reclassified to conform with the 2001 presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, a maximum debt to tangible net worth of ratio of 2.5 to 1 and a minimum debt service coverage factor of 1.15 times. As of June 30, 2001, the amount outstanding pursuant to this facility was $4,122,388 and, as of such date the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such violations through September 30, 2001.

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


Results of Operations For The Three Month Period April 1- June 30:
-----------------------------------------------------------------
Gross sales increased approximately 22.2 % or $914,800 for the quarter ended June 30, 2001 when compared to the same quarter of the preceding year. Management attributes this primarily to increased sales of new automotive fluids products and a sales price increase implemented late in the first quarter of 2001.

Cost of goods sold increased as a percentage of net sales when comparing the quarter ended June 30, 2001 with the comparable quarter in 2000. The percentages were 71.5% and 68.1% for the quarters ended 2001 and 2000, respectively. This change was primarily due to higher raw chemical costs, anticipated lower margins on the automotive fluids as compared to the marine product line and higher manufacturing overhead at the Company's Alabama plant.

Selling and administrative expenses decreased approximately $154,300 or 18.7% comparing the quarters ended June 30, 2001 and June 30, 2000. Such decrease was primarily due to decreased professional fees offset by increased personnel costs associated with the new automotive line of products.

Advertising and promotion decreased approximately $10,300 or 6.3% comparing the three months ended June 30, 2001 and 2000. This was primarily due to timing of advertising in 2001. The overall program for 2001 is lower than 2000.

Interest expense increased approximately $7,700 during the current quarter. This change was primarily due to costs associated with increased borrowings which were mitigated by the impact of decreasing interest rates.


Results of Operations For the Six Month Period January 1 - June 30:
------------------------------------------------------------------
Gross Sales increased 9.6% or approximately $754,400 when comparing the six month periods of 2001 and 2000. Management attributes this primarily to increased sales of new automotive fluids products and a sales price increase implemented late in the first quarter of 2001.

Cost of goods sold increased as a percentage of net sales when comparing the six months ended June 30, 2001 with the comparable period in 2000. The percentages were 74.5% and 68.6% for the six month periods ended 2001 and 2000, respectively. This change was primarily due to higher raw chemical costs, anticipated lower margins on the automotive fluids as compared to the marine product line and higher manufacturing overhead at the Company's Alabama plant.

Advertising and promotion expenses decreased approximately 15.5% or $53,700 when comparing the six months ended June 30, 2001 to the six months ended June 30, 2000. This was primarily due to a planned increase in the advertising budget.

Selling and administrative expenses decreased for the six months ended June 30, 2001 by approximately $171,900 or 11.1% when compared to the six months ended June 30, 2000. Such decrease was primarily due to decreased professional fees offset by increased personnel costs associated with the new automotive line of products.

Interest expense increased during the six month period in 2001 by approximately $30,800 when compared to the six month period of 2000. This change was primarily due to costs associated with increased borrowings which were mitigated by the impact of decreasing interest rates.

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

PART II:  OTHER INFORMATION

Item l - Legal Proceedings: See the Registrant's Form 10-Q for the quarter ended
     March 31, 2001 for disclosure of matters associated with North American Oil Company, Inc. v. Star Brite Distributing, Inc. with respect to a court ruling dated March 30, 2001. Subsequent thereto, the court ruled to defer ruling on further issues related to the case, specifically including the subject of awarding legal fees to the plaintiff, until the Company's appeal is resolved.

Item 2 -   Changes in Securities:  Not applicable

Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders: On June 15, 2001, at the Registrant's annual meeting of shareholders, six directors; Peter Dornau, Jeffrey Tieger, Edward Anchel, Laz Schneider, James Kolisch and John B. Turner were elected. Shareholders also approved Berkovits, Lago & Co., LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2001. The tabulation of voting for the foregoing was as follows:

                                        For              Against         Abstain
           Peter Dornau              3,852,651            4,748           12,198
           Edward Anchel             3,852,651            4,748           12,198
           Jeffrey Tieger            3,852,651            4,748           12,198
           Laz Schneider             3,852,441            4,958           12,198
           James Kolisch             3,852,441            4,958           12,198
           John B. Turner            3,852,441            4,958           12,198

           Berkovits, Lago
               & Co.,LLP, CPA's     3,865,477            3,879              242

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

                                                    OCEAN BIO-CHEM, INC.

Date: August 13, 2001                                /s/ Peter Dornau
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                     /s/ Edward Anchel
                                                    Edward Anchel
                                                    Chief Financial Officer