Form 10-Q
period 2001-09-30
OCEAN BIO CHEM INC
filed 2001-11-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                         59-1564329
------------------------------                   ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

 4041 S. W. 47 Avenue, Fort Lauderdale, Florida                   33314
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


     $.01 Par Value Common Stock 10,000,000 shares authorized;
       4,239,889 issued and outstanding at September 30, 2001

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



      Description                                                     Page
      -----------                                                     -----

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of September
          30, 2001 and December 31, 2000                                3

      Consolidated statements of operations for
          the three and nine months ended September 30,
          2001 and 2000                                                 4

       Consolidated statements of changes in
          shareholders' equity for the nine  months
          ended September 30, 2001 and 2000                             5

       Consolidated statements of cash flows
          for the nine months ended September 30, 2001
          and 2000                                                      6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                            7-8


Part II:

  Item 1. - Legal Proceedings                                           9
  Item 2. - Changes in Securities                                       9
  Item 3. - Defaults upon Senior Securities                             9
  Item 4. - Submission of Matters to Vote by Security Holders           9
  Item 5. - Other Information                                           9
  Item 6. - Exhibits and Reports on Form 8-K                            9


Signatures                                                              9

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    2001                 2000
                                                               ---------------      --------------
                                                                (Unaudited)
Current assets:
Cash                                                           $       42,470       $     123,515
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $123,000
  and  $23,000 at September 30, 2001 and
  December  31, 2000, respectively                                  3,840,312           3,417,827
Due from officer                                                    -                     161,100
Inventories                                                         4,502,922           4,506,987
Income taxes receivable                                             -                     173,404
Prepaid expenses                                                      215,313             116,037
                                                               ---------------      --------------
    Total current assets                                            8,601,017           8,498,870
                                                               ---------------      --------------

Property, plant and equipment, net                                  6,030,586           5,643,550
                                                               ---------------      --------------

Other assets:
Funds held in escrow for equipment                                     20,537              41,506
Trademarks, trade names and patents, net                              336,187             353,431
Deposits and other assets                                             335,943             274,670
Due from affiliated companies, net                                    442,893             598,237
                                                               ---------------      --------------
    Total other assets                                              1,135,560           1,267,844
                                                               ---------------     ---------------

    Total assets                                               $   15,767,163       $  15,410,264
                                                               ===============      ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade                                       $    1,974,791       $   2,119,865
Note payable - bank                                                 4,477,054           4,250,000
Current portion of long-term debt                                     467,573             355,306
Accrued expenses payable                                              271,753             120,356
                                                               ---------------      --------------
     Total current liabilities                                      7,191,171           6,845,527
                                                               ---------------      --------------

Long-term debt, less current portion                                3,827,358           3,892,445
                                                               ---------------      --------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares authorized,
     4,239,889 and 4,105,889 shares issued and outstanding
     at September 30, 2001 and December 31, 2000, respectively         42,400              41,060
Additional paid-in capital                                          3,755,217           3,720,377
Foreign currency translation adjustment                        (      247,889)      (     209,398)
Retained earnings                                                   1,207,101           1,128,448
                                                               ---------------      --------------
                                                                    4,756,829           4,680,487
Less cost of common stock in treasury,
  5,789  shares at September  30, 2001 and
  December 31, 2000                                            (        8,195)      (       8,195)
                                                               ---------------      --------------
                                                                    4,748,634           4,672,292
                                                               ---------------      --------------
     Total liabilities & shareholders' equity                  $   15,767,163       $  15,410,264
                                                               ===============      ==============


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the three months                  For the nine months
                                               ended September 30,                   ended September 30,
                                             2001              2000              2001                  2000
                                             ----              ----              ----                  ----

Gross sales                               $6,159,436        $5,256,263        $14,737,785         $13,080,208

Allowances                                   621,860           561,620          1,353,694           1,398,366
                                          -----------       -----------       ------------        ------------

Net sales                                  5,537,576         4,694,643         13,384,091          11,681,842

Cost of goods sold                         4,481,494         3,735,976         10,329,414           8,528,862
                                          -----------       -----------       ------------        ------------

Gross profit                               1,056,082           958,667          3,054,677           3,152,980
                                          -----------       -----------       ------------        ------------

Costs and expenses:
  Advertising and promotion                  183,110           198,178            475,922             544,666
  Selling and administrative                 658,026           738,431          2,040,284           2,292,624
  Interest expense                           149,102           117,021            434,112             371,221
                                          -----------       -----------       ------------        ------------
     Total costs and expenses                990,238         1,053,630          2,950,318           3,208,511
                                          -----------       -----------       ------------        ------------

Income (loss) from operations                 65,844        (   94,963)           104,359         (    55,531)
Interest income                                7,556             3,845              9,294              12,781
                                          -----------       -----------       ------------        ------------

Income (loss) before provision
   (benefit) for income taxes                 73,400        (   91,118)           113,653         (    42,750)
Provision (benefit) for income
    taxes                                     23,000        (   30,000)            35,000         (    15,000)
                                          -----------       -----------       ------------        ------------

Net income (loss)                             50,400        (   61,118)            78,653         (    27,750)

Other comprehensive income, net
  of income taxes:
   Foreign currency
    translation adjustment                (   20,765)       (   12,174)       (    38,491)        (    42,374)
                                          -----------       -----------       ------------        ------------

Comprehensive income (loss)               $   29,635        ($  73,292)       $    40,162         ($   70,124)
                                          ===========       ===========       ============        ============

Earnings (loss) per
     common share                         $      .01        ($     .02)       $       .02         ($     .01)
                                          ===========       ===========       ============        ============



Earnings per share for the nine and three months ended September 30, 2001 were calculated on the basis of 4,199,037 weighted average shares of common stock outstanding. For the nine and thee months ended September 30, 2000, earnings per share were calculated using 4,042,913 weighted average shares of common stock outstanding. The company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                      Foreign
                           Common stock             Additional        currency        Retained       Treasury
                        Shares         Amount     paid-in capital    adjustment       earnings        stock         Total
                      ----------     ----------   ----------------   ----------      ----------     ---------     ----------

January 1,
 2001                 4,105,889      $  41,060      $3,720,377       ($ 209,398)     $1,128,448     ($  8,195)    $4,672,292

Net Income                                                                               78,653                       78,653

Issuances of stock      134,000          1,340          34,840                                                        36,180

Foreign currency
 translation
 adjustment                                                          (   38,491)                                  (   38,491)
                      ----------     ----------     -----------      -----------     ----------     ----------    -----------

September 30,
 2001                 4,239,889      $  42,400      $3,755,217       ($ 247,889)     $1,207,101     ($  8,195)    $4,748,634
                      ==========     ==========     ===========      ===========     ==========     ===========   ===========


January 1,
 2000                 3,822,499      $  38,225      $3,282,932       ($ 160,872)     $1,764,051     ($  6,875)    $4,917,461


Net loss                                                                             (   27,750)                  (   27,750)

Issuances of stock      283,390          2,835         437,446                       (  390,781)                      49,500

Foreign currency
 translation
 adjustment                                                          (   42,374)                                  (   42,374)
                      ----------     ----------     -----------      -----------     -----------    ----------    -----------
September 30,
  2000                4,105,889      $  41,060      $3,720,378       ($ 203,246)     $1,345,520     ($  6,875)    $4,896,837
                      ==========     ==========     ===========      ===========     ===========    ==========    ===========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                           2001              2000
                                                           ----              ----
Cash flows provided by operating activities:

Net Income (loss)                                       $    78,653       ($    27,750)

Adjustments toreconcile net income
  to net cash provided by operations:
     Depreciation and amortization                          359,465            303,198
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                (   422,485)      (    483,567)
       (Increase) decrease  in inventories                    4,065       (  1,189,933)
       (Increase) in prepaid expenses                   (    99,277)      (    186,501)
       Increase in accounts payable,
         accrued  expenses, and other                       279,553            798,016
                                                        ------------      -------------
   Net cash provided (used) by operating activities         199,974       (    786,537)
                                                        ------------      -------------

Cash flows from financing activities:
  Net increases under line of credit                        227,054          1,323,000
  Repayments of advances to affiliates                      155,344            326,282
  Borrowings (reductions) of debts, net                      47,180       (    138,057)
  Common stock transactions                                  36,180             49,500
                                                        ------------      -------------
   Net cash provided (used)  by financing activities        465,758          1,560,725
                                                        ------------      -------------

Cash flows from investing activities:
  Purchase of property, plant, and equipment, net       (   708,286)      (  1,032,571)
                                                        ------------      -------------
   Net cash used by investing activities                (   708,286)      (  1,032,571)
                                                        ------------      -------------

   (Decrease) in cash prior to effect of
     foreign currency translation                       (    42,554)      (    258,383)

   Effect of foreign currency translation on cash       (    38,491)      (     42,374)
                                                        ------------      -------------

   Net  (decrease) in cash                              (    81,045)      (    300,757)

Cash at beginning of period                                 123,515            433,772
                                                        ------------      -------------

Cash at end of period                                   $    42,470       $    133,015
                                                        ============      =============

Supplemental  Information:
   Cash used during the periods for payment of:

     Interest                                           $   434,112       $    371,221
                                                        ============      =============

     Income taxes                                       $      -          $     20,000
                                                        ============      =============



The Company had no cash equivalents at September 30, 2001.

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

     Certain financial statement items for the three and nine months ended September 30, 2000 have been reclassified to conform with the 2001 presentation.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000, a maximum debt to tangible net worth of ratio of 2.5 to 1 and a minimum debt service coverage factor of 1.15 times. As of September 30, 2001, the amount outstanding pursuant to this facility was $4,477,054 and, as of such date the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such violations through November 30, 2001.

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

Results of operations for the three month period July  1- September 30:

Gross sales increased approximately 17% or $903,200 for the quarter ended September 30, 2001 when compared to the same quarter of the preceding year. This was primarily due to increased sales of the Company's automotive products as well as the existing marine product line.

Cost of goods sold increased as a percentage of net sales when comparing the quarter ended September 30, 2001 with the comparable quarter in 2000. The percentages were 80.9% and 79.6% for the quarters during 2001 and 2000, respectively. This change was due to lower than anticipated margins on automotive products resulting from increased materials costs.

Advertising and promotion decreased approximately $15,000 comparing the three months ended September 30, 2001 and 2000. This was primarily due to a planned decrease in the advertising budget.

Selling and administrative expenses decreased approximately $80,400 or 10.8% when comparing the quarters ended September 30, 2001 and 2000. Such change was attributable to decreased professional fees and normal incremental costs of operations.

Interest expense, which aggregated approximately $149,000 for the current quarter, increased approximately $32,000 when comparing the September 30, 2001 quarter to the corresponding quarter in 2000. Such increase was attributable to increased borrowings and were mitigated by recently promulgated interest rate decreases.


Results of operations for the nine month period January 1 - September 30:

Gross sales increased 12.7% or approximately $1,658,000 when comparing the nine month periods of 2001 and 2000. This was primarily due to increased sales automotive products as well as of the Company's existing marine product line.

Cost of goods sold increased to 77.1% as a percentage of net sales versus 73.0% when comparing the nine months ended September 30, 2001 to the comparable period in the preceding year. This change was due to lower than anticipated margins on automotive products resulting from increased materials costs.

Advertising and promotion expenses decreased approximately $69,000 when comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000. This was primarily due to a planned decrease in the advertising budget.

Selling and administrative expenses decreased for the nine months ended September 30, 2001 by approximately $252,000 or 11% when compared to the nine months ended September 30, 2000. This was attributable to decreased professional fees and normal incremental costs of operations.

Interest expense increased during the nine month period in 2001 by approximately $63,000 when compared to the nine month period of 2000 reflecting the effect of increased borrowings and were mitigated by recently promulgated interest rate decreases.


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

                           PART II - OTHER INFORMATION



Item 1 -   Legal Proceedings: See the Registrant's 10K for the year ended
             December 31,2000

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

           OCEAN BIO-CHEM, INC.


   Date:    November 14, 2001                         /s/ Peter Dornau
        -----------------------                      ---------------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board of
                                                        Directors and Chief
                                                        Executive Officer



                                                     /s/ Edward Anchel
                                                     ---------------------------
                                                       Edward Anchel
                                                       Chief Financial Officer