Form 10-K
period 2001-12-31
OCEAN BIO CHEM INC
filed 2002-03-27
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    form 10K

            /s/ Annual Report Pursuant to Section 13 or 15(d) of the
                 SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the Fiscal Year Ended December 31, 2001

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

     Indicate by check mark whether the registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                        $1,980,000 as of February 1, 2002

     Indicate the number of shares outstanding of Registrant's common stock as of February 1, 2002.

         4,239,889 shares of common stock, par value $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 2001.

                                     PART 1
Item 1.  Business

     General: The Company was organized on November 13, 1973 under the laws of the state of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automotive and aircraft under the Star brite name. In addition, the Company produces private label formulations of many of its products for various customers as well as provides custom blending and packaging services to customer specifications.

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

     Automotive: The company manufactures a line of automotive products under the Star brite brand name including brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, antifreeze and windshield washes are produced in varying formulations both under the Star brite brand as well as private labeled for customers. The Company also has a line of automotive polishes, cleaners and asociated appearance items.

     Recreational vehicle: The recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners, protectors and anti-freeze coolants.

     Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

     Although the above products are utilized for different types of vehicles, boats and household purposes, it is management's view that they all constitute one industry segment.

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

     Marketing: The Company's marine products and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has one customer (West Marine, Inc.) to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor- commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from the Company's manufacturing and distribution facility in Alabama. As of this date, the Company has no significant backlog of orders. The Registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year.

Competition:

     Marine: The Company has two major and a number of smaller regional competitors in the marine marketplace. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. In the opinion of management no one or few competitors holds a dominant market share. Management believes that it can increase or maintain its market share through its present methods of advertising and distribution.

     Automotive: The automotive marketplace into which the Company began selling various products during 2001 is the largest in which the Company operates. There are many entities, both national and regional, which represent competition to the Company. Many are more established and have greater financial resources than the Company. However, the market is so large that even a minimal market share could be significant to the Company. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. Management believes that it can establish a reasonable market share through its present methods of advertising and distribution.

     Recreational Vehicle: The recreation vehicle appearance and maintenance market is parallel to that of the marine market. In this market the Company competes with two major and a number of smaller competitors none of which singly or as a few have a dominant market share. Management is of the opinion that it can increase or maintain the Company's market share by utilizing similar methods as those employed in the marine market.

     Personnel: The Company employs approximately 18 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical, and accounting functions. In addition, the Company has manufacturing and fabrication personnel in both Florida and Alabama.

     The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries:

                                                                   Full-time
Location                      Description                          Employees

Montgomery, Alabama           Manufacturing and distribution          75
Fort Lauderdale, Florida      Manufacturing and distribution          35
                                                                     ---
                                                                     110
                                                                     ===

     New Product Development: The Company continues to develop specialized products for the marine, automotive, and recreational vehicle trade. During fiscal 2001, the Registrant launched a line of automotive oils, fluids and related products. During late 2001 and early 2002 the Company started production and shipment of a line of marine engine oils. The Company believes that its current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding.

                       Financial Information Relating to
                 Approximate Domestic and Canadian Gross Sales:

                                                     Year ended December 31,
                                      2001                 2000               1999
                                      ----                 ----               ----
United States:

         Northeast                 $  3,709,000        $  3,429,000       $  2,829,000
         Southeast                    5,520,000           4,863,000          4,463,000
         Central                      5,684,000           5,075,000          4,575,000
         West Coast                   4,354,000           3,929,000          3,381,000
                                   ------------        ------------       ------------
                                     19,267,000          17,296,000         15,248,000

Canada (US Dollars)                     609,000             777,000            704,000
                                   ------------        ------------       ------------
                                   $ 19,876,000        $ 18,073,000       $ 15,592,000
                                   ============        ============       ============

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2, Properties

     The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and are held under a lease with an entity owned by certain officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant renewed its lease agreement for a term of ten years. The lease calls for an initial annual rental of $94,800 increasing by 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to collect from the Company its pro-rata share of all taxes, assessments, insurance premiums, operating changes, maintenance charges and any other expenses which arise from ownership.

     During November 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2002. Rent charged to operations during the year ended December 31, 2001 amounted to approximately $90,000.

     The Montgomery, Alabama facility contains approximately 110,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. The Registrant financed the facility and its improvements with an Industrial Revenue Bond in the amount of $4,900,000. At December 31, 2001, approximately $9,000 was held in trust to pay for equipping future equipment required at the facility.

Item 3.  Legal Proceedings

     The Company is a party to litigation associated with a patent it holds on one of its products. (North American Oil Company, Inc. v. Star Brite Distributing, Inc., Case No. 01-1575-1576, pending in the United States Court of Appeals for the Federal Circuit (on appeal from the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1-98-CV-1589-RWS). The U.S. District Court issued an Order granting North American Oil Company, Inc.'s motion for a partial summary judgement finding against the Company during March, 2001. At present, such Order is before the Court of Appeals. Both the Company and its counsel believe that the lower court's Order is flawed and will be reversed. However, there is no assurance that such result will be achieved. In either event, the case must go back to the District Court to resolve the remaining issues associated with the case including, among other things, damages to be awarded, if any, to the prevailing party.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     A. The Registrant's common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2001 and 2000 is presented below.


     Market Range of
     Common Stock B     1st Qtr.       2nd Qtr.       3rd Qtr.      4th Qtr.
2001       High          $1.00          $1.00          $1.88         $1.82
           Low           $ .62          $ .53          $ .84         $1.11

2000       High          $2.56          $1.44          $1.09         $1.00
           Low           $1.19          $1.06          $ .97        $  .57

     A. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     B. The approximate number of Common Stock owners was 800 at December 31, 2001. The aforementioned number was calculated from a list provided by the Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. The Registrant has not paid any cash dividends since it has been organized. However, in 2000 and 1996 the Company issued a 5% stock dividend.

     D. The Company has no other dividend policy except as stated in C. directly above.

Item 6.  Selected Financial Data

     The following tables set forth selected financial data as of, and for the years ending December 31,


                           2001              2000              1999            1998              1997
                           ----              ----              ----            ----              ----
Operations

Gross sales              $19,876,095     $18,072,784       $15,952,165      $14,077,993       $12,849,507

Net sales                $18,013,393     $16,139,256       $14,317,485      $12,705,473       $11,599,113

Net income (loss)        $   106,384     ($  244,823)      $   431,484      $    83,059       ($  168,506)

Earnings (loss) per
  common share           $   .03         ($  .06)          $   .11          $   .02           ($  .05)

Balance sheet

Working capital          $ 1,371,577     $ 1,724,043       $ 2,797,708      $ 1,956,647       $ 1,976,517

Total assets             $15,030,206     $15,410,264       $13,547,452      $12,846,794       $13,276,542

Long term
 obligations             $ 3,830,076     $ 3,963,145       $ 4,152,332      $ 4,070,000       $ 4,370,000

Total liabilities        $10,268,884     $10,737,972       $ 8,629,991      $ 8,390,036       $ 8,866,122

Shareholders'
  equity                 $ 4,761,322     $ 4,672,292       $ 4,917,461      $ 4,456,758       $ 4,410,420


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements contained herein as Item 14.

Liquidity and Capital Resources:

     The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank. The Registrant's line of credit aggregates $5.0 million, is due on demand, bears interest at prime and is secured by the Registrant's trade receivables, inventory, and intangible assets.The Registrant is required to maintain a minimum working capital of $1.5 million and meet other financial covenants during the term of the agreement. As of December 31, 2001, the Company was obligated under this arrangement in the amount of $3,665,860 and was not in compliance with certain applicable loan covenants. The lender has agreed to waive such covenant violations through March 30, 2002.

     The Registrant obtained an irrevocable letter of credit in order to market its Alabama Industrial Revenue Bonds at favorable rates. Under such letter of credit agreement, renewable annually with a current maturity of December 20, 2001, the Company is required to maintain working capital of $1.5 million, debt to tangible net worth of 2 to 1, and a debt service coverage of 1.7 times.

     In connection with the purchase and expansion of the Alabama facility, the Registrant closed on an Industrial Revenue Bond for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During March, 1997, the Registrant refinanced $4,990,000 of such bonds of which approximately $9,000 was held in trust at December 31, 2001 for equipping the expansion.

     The bonds are marketed weekly at the prevailing rates for such instruments. Currently such bonds carry interest ranging between 1.4 % and 1.8 % annually. Interest and principal are payable quarterly. The Registrant believes that current operations are sufficient to meet these obligations.

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

     In connection with the previously announced automotive oils and related fluids program, the Company expended approximately $1,600,000 of its resources during the years ended December 31, 2001 and 2000. Such amount was net of the balance which remained in escrow from its Alabama Industrial Revenue Bond Issue for future equipment needs. Such expenditures represented new equipment, personnel and related costs associated with the program. Through December 31, 2001, the financial impact of these transactions was a short-term reduction in liquidity and profitability. Although limited production commenced and initial customer orders were received during 2000, full-scale operations related to this line were not accomplished until mid- 2001. The program comprises approximately forty (40) new line items in the Company's product line and represents the Company's re-entry into the automotive aftermarket.

Year ended December 31, 2001

Fourth Quarter Results:

     Comparing the quarters ended December 31, 2001 and 2000, net sales increased approximately $ 172,000 or 3.9%. This was primarily due to increased sales of antifreeze, oils, automotive fluids, and private label products.

Results of Operations:

     Calendar year 2001/2000: Sales and earnings varied when comparing the year ended December 31, 2001 to 2000 principally due to the factors enumerated below.

     Net sales - Net sales increased 11.6% or approximately $ 1,874,000 comparing the year ended December 31, 2001 with the 2000 period. This was primarily due to increased sales of anti- freeze, private label products, automotive fluids, and marine items.

     Cost of goods sold - Cost of goods sold increased from 73.4% to 76.3 % as a percentage of net sales when comparing 2001 to 2000. This was primarily attributable to a differing product mix which was impacted by introductory pricing of the Company's new automotive fluids and an increase in private packaging revenues which typically yield lower margins.

     Advertising and promotion - Advertising expense decreased approximately $ 30,800 or 4.4% when comparing 2001 to 2000. This was primarily due to planned decreases in media advertising expenditures and lower customer co-op advertising.

     Selling, general and administrative - Selling, general and administrative expenses decreased approximately $ 470,000 or 13.8 % when comparing 2001 to 2000. The most significant single item reflected therein was a decrease in legal fees. Increased personnel costs and anticipated increases in other administrative expenses also affected the change for the year.

     Interest expense - Interest expense incurred during 2001 decreased by approximately $ 62,600 over 2000. The decrease was primarily due to recently announced reductions in prevailing interest rates.

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

     Advertising and promotion - Advertising expense increased approximately $142,700 or 26% when comparing 2000 to 1999. This was primarily due to planned increases in the advertising budget.

     Selling, general and administrative - Selling, general and administrative expenses increased approximately $658,200 or 24% when comparing 2000 to 1999.This was attributable to increased personnel costs primarily associated with the above mentioned automotive oils and related fluids program, increased professional fees and other normal incremental costs of operations.

     Interest expense - Interest expense incurred during 2000 increased by approximately $159,100 over 1999 reflecting the effect of recently promulgated interest rate increases as well as increased borrowings.

Item 8.  Financial Statements and Supplementary Data

     See consolidated financial statements as set forth in Item 14.
                                        8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 10.  Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of all elected directors and officers of the Registrant, as of December 31, 2001.

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

     NAME                              OFFICE                                    AGE
     ----                              ------                                    ---
Peter G. Dornau            President, Chief Executive Officer, and               62
                           Director since 1973

Jeffrey Tieger             Vice President, Secretary and Director                58
                           since 1977

Edward Anchel              Vice President-Finance, Chief Financial               55
                           Officer since 1999 and Director since 1998

James Kolisch              Director since 1998                                   50

Laz Schneider              Director since 1998                                   62

John B. Turner             Director since 2000                                   54


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

Item 11.  Management Remuneration and Transactions

     The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual shareholders' meeting which shall be sent out to shareholders prior to 120 days past the Registrant's year end of December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2001 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:


Title of       Name and Address of                          Amount and Nature of          Percent
Class          Beneficial Owner                             Beneficial Ownership          of Class
--------       -------------------                          --------------------          --------
Common         Peter G. Dornau, President, Director                2,537,861*               56.0%
               4041 S. W. 47 Avenue
               Ft. Lauderdale, FL 33314

Common         All directors and officers as a group
               6 individuals                                       2,920,005*               64.5%

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

     As of December 31, 2001, pursuant to the Company's various stock option plans, Mr. Dornau has options to acquire 90,000 shares of the Company's common stock of which 21,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2001 financial statements.

     As of December 31, 2001, pursuant to the Company's various stock option plans, the Company's directors and officers, as a group, have options to acquire 295,000 shares of the Company's common stock of which 88,000 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2001 financial statements.

Item 13.  Certain Relationships and Related Transactions

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by officers of the Registrant. The lease required a minimum rental of $94,800 the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to collect from the Company its pro- rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. The Registrant believes that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties.

     The Registrant acquired the rights to the "Star brite" name and products only for the United States and Canada in conjunction with its original public offering during March, 1981. The President of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. As of December 31, 2001 and 2000 amounts owed to Registrant by affiliates were approximately $563,700 and $598,200, respectively. These amounts have been advanced to such affiliates with repayment requirements of between five and seven years bear interest at the rate charged the Registrant pursuant to its line of credit. Sales to such affiliates aggregated approximately $319,700 and $360,600 during the years ended December 31, 2001 and 2000, respectively.

     A subsidiary of the Registrant currently uses the services of an entity which is owned by its President to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2001, 2000 and 1999 under such relationship.

Item 14.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

     The following documents are filed as part of this report:

     (A)     Consolidated financial statements:

             (i)      Consolidated balance sheets, December 31, 2001 and 2000.

             (ii) Consolidated statements of operations for each of the three years ended December 31, 2001, 2000 and 1999.

             (iii) Consolidated statement of shareholders' equity for each of the three years ended December 31, 2001, 2000 and 1999.

             (iv) Consolidated statements of cash flows for each of the three years ended December 31, 2001, 2000 and 1999.

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

             (22)     Subsidiaries of the Registrant.

     (B)     Reports Filed on Form 8K

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                            Page
                                                            ----
Report of independent auditors                                 1

Consolidated balance sheets                                    2

Consolidated statements of operations                          3

Consolidated statement of shareholders' equity                 4

Consolidated statements of cash flows                          5

Notes to consolidated financial statements                    6-12

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Ft. Lauderdale, Florida


     We have audited the consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and its Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its Subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

                         BERKOVITS, LAGO & COMPANY, LLP


March 21, 2002

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

Current Assets:                                                2001            2000
                                                               ----            ----
   Cash                                                    $    82,000      $   123,515
   Trade accounts receivable net of allowance for
      doubtful accounts of approximately $152,500
       and $23,000, respectively                             3,286,848        3,417,827
   Inventories                                               4,296,183        4,506,987
   Income taxes receivable                                    -                 173,404
   Due from officer                                           -                 161,100
   Prepaid expenses and other current assets                   145,354          116,037
                                                           -----------      -----------
      Total current assets                                   7,810,385        8,498,870
                                                           -----------      -----------

Property, plant and equipment, net                           6,002,445        5,643,550
                                                           -----------      -----------
Other assets:
   Funds held in escrow for equipment                            9,084           41,506
   Trademarks, trade names, and patents, net
      of accumulated amortization                              330,439          353,431
   Due from affiliated companies, net                          563,731          598,237
   Deposits and other assets                                   314,122          274,670
                                                           -----------      -----------
      Total other assets                                     1,217,376        1,267,844
                                                           -----------      -----------

      Total assets                                         $15,030,206      $15,410,264
                                                           ===========      ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable trade                                  $ 2,163,245      $ 2,119,865
   Note payable bank                                         3,665,860        4,250,000
   Current portion of long-term debt                           470,994          355,306
   Accrued expenses payable                                    138,709           49,656
                                                           -----------      -----------
      Total current liabilities                              6,438,808        6,774,827
                                                           -----------      -----------

Deferred income taxes payable                                  111,200           70,700
                                                           -----------       ----------
Long-term debt less current portion                          3,718,876        3,892,445
                                                           -----------      -----------
Commitments and contingencies

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
      authorized, 4,239,889 and 4,105,889 shares
      issued and outstanding at December 31,
      2001 and 2000,  respectively                              42,399           41,060
   Additional paid-in capital                                3,755,219        3,720,377
   Foreign currency translation adjustment                 (   262,933)     (   209,398)
   Retained earnings                                         1,234,832        1,128,448
                                                           -----------      -----------
                                                             4,769,517        4,680,487
   Less treasury stock 7,519 shares,
     at cost                                               (     8,195)     (     8,195)
                                                           -----------      -----------
      Total shareholders' equity                             4,761,322        4,672,292
                                                           -----------      -----------


      Total liabilities and shareholders' equity           $15,030,206      $15,410,264
                                                           ===========      ===========

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                         2001              2000                1999
                                         ----              ----                ----
Gross sales                           $19,876,095       $18,072,784         $15,952,165

Less returns and allowances             1,862,702         1,933,528           1,634,680
                                      -----------       -----------         -----------
Net sales                              18,013,393        16,139,256          14,317,485

Cost of goods sold                     13,744,703        11,852,435           9,915,216
                                      -----------       -----------         -----------
Gross profit                            4,268,690         4,286,821           4,402,269
                                      -----------       -----------         -----------
Operating expenses:
Advertising and promotion                 663,922           694,729             552,028
Selling and administrative              2,947,489         3,417,378           2,759,207
Interest                                  511,292           573,882             414,785
                                      -----------       -----------         -----------
     Total Operating Expenses           4,122,703         4,685,989           3,726,020
                                      -----------       -----------         -----------

Operating profit (loss)                   145,987       (   399,168)            676,249

Interest and other income                     897            14,345              19,635
                                      -----------       -----------         -----------
Income (loss) before provision
   (benefit) for income taxes             146,884       (   384,823)            695,884

Provision (benefit) for income taxes       40,500       (   140,000)            264,400
                                      -----------       -----------         -----------
Net income (loss)                         106,384       (   244,823)            431,484

Other comprehensive income:
   Foreign currency translation,
      net of taxes                    (    53,535)      (    48,526)        (    15,206)
                                      -----------       -----------         -----------
Comprehensive Income (loss)           $    52,849       ($  293,349)        $   416,278
                                      ===========       ===========         ===========
Earnings (loss) per share:
   Basic                              $    .03          ($  .06)            $   .11
                                      ===========       ===========         ===========

   Diluted                            $    .03          ($  .06)            $   .11
                                      ===========       ===========         ===========





The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                        Foreign
                                 Common stock          Additional       currency        Retained      Treasury
                             Shares        Amount    paid-in capital    adjustment      earnings       stock             Total
                            -------        ------    ---------------    ----------      --------      ---------         ---------
January 1,                 3,753,017      $37,530      $3,232,327       ($145,666)     $1,332,567      $  -            $ 4,456,758
   1999

Net income                                                                                431,484        -                 431,484

Issuance of stock             69,482          695          50,605                                                           51,300

Acquisition of
   treasury stock,
   6,875 shares                                                                                        (  6,875)       (     6,875)

Foreign currency
   translation
   adjustment                                                           (  15,206)                                     (    15,206)
                           ----------      --------     ---------        --------       ---------      --------         ------------
December 31,
   1999                    3,822,499       38,225       3,282,932       ( 160,872)      1,764,051      (  6,875)         4,917,461

Net loss                                                                                ( 244,823)                     (   244,823)

Issuance of stock            283,390        2,835         437,445                       ( 390,780)                          49,500

Acquisition of
   treasury stock,
   1,730 shares                                                                                        (  1,320)       (     1,320)

Foreign currency
   translation
   adjustment                                                           (  48,526)                                     (    48,526)

                           ----------      -------      ---------        ---------      ---------      --------         ------------
December 31,
   2000                    4,105,889       41,060       3,720,377       ( 209,398)      1,128,448      (  8,195)         4,672,292

Net income                                                                                106,384                          106,384

Issuance of stock            134,000        1,339          34,842                                                           36,181

Foreign currency
   translation
   adjustment                                                           (  53,535)                                     (    53,535)
                           ----------      -------      ---------        ---------      ---------       -------         ------------
December 31,
      2001                 4,239,889      $42,399      $3,755,219       ($262,933)     $1,234,832      ($ 8,195)        $4,761,322
                           =========       ======       =========        ========       =========       =======         ============

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001               2000               1999
                                                                       ----               ----               ----
Cash flows from operating activities:
   Net income (loss)                                               $    106,384        ($   244,823)      $ 431,484
   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
   Depreciation and amortization                                        494,901             410,855         329,501
   Issuance of common stock to employees                                 36,181              49,500          51,300
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                         130,979       (     613,755)      ( 474,360)
     (Increase) decrease in inventory                                   210,804       (     776,666)      (  38,444)
     (Increase) decrease in prepaid expense and other                   265,737       (     169,797)         32,931
     Increase in accounts payable and accrued
      expenses                                                          172,931             976,921         252,382
                                                                   -------------       ------------       ----------
Net cash provided (used) by operating activities                      1,417,917        (    367,765)        584,794
                                                                   -------------       ------------       ----------
Cash flows from financing activities:
   Net borrowings (reductions) under line of credit                (    584,140)          1,350,000       ( 109,118)
   Repayment of amounts due from affiliates, net                         34,506             248,743          23,171
   Increases in (payments on) long term debt, net                  (     57,881)       (    218,940)         96,691
                                                                   ------------        ------------       ----------
     Net cash (used) provided by financing activities              (    607,515)          1,379,803          10,744
                                                                   ------------        ------------       ----------
Cash flows used by investing activities:
   Purchase of property, plant and equipment                       (    830,804)        ( 1,516,108)      ( 446,823)
   Purchases of treasury shares of common stock                          -             (      1,320)      (   6,875)
   Utilization of trust funds for equipment purchased                    32,422             243,659         298,267
                                                                   -------------        -----------       ----------
      Net cash used by investing activities                        (    798,382)        ( 1,273,769)      ( 155,431)
                                                                   -------------        -----------       ----------
Increase (decrease) in cash prior to effect of
   exchange rate on cash                                                 12,020        (    261,731)        440,107
Effect of exchange rate on cash                                    (     53,535)        (    48,526)      (  15,206)
                                                                   -------------        -----------       ----------

Net increase (decrease) in cash                                    (     41,515)       (    310,257)        424,901
Cash at beginning of year                                               123,515             433,772           8,871
                                                                  --------------        -----------       ----------
Cash at end of year                                                $     82,000         $   123,515       $ 433,772
                                                                   ============        ============       ==========
Supplemental information

   Cash used for interest during period                            $  511,292           $   573,882       $ 398,561
                                                                   ============         ===========       =========
   Cash used for income taxes during period                        $     -              $   123,447       $  72,000
                                                                   ============         ===========       =========

The Company had no cash equivalents at December 31, 2001, 2000 and 1999.



The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

     Prepaid advertising and promotion - During the years ended December 31, 2001 and 2000, the Company introduced certain new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 2001 and 2000, the accumulated cost of materials on hand and other deferred promotional costs which will be charged against the subsequent year's operations amounted to approximately $24,800 and $37,700, respectively.

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

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail customers. The single largest customer's receivable represents approximately 17% of the consolidated balance.

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

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial statements for the years ended December 31, 2000 and 1999 have been reclassified to conform with the 2001 presentation.

Note 2 - Property, plant and equipment:

     The Company's property, plant and equipment consisted of the following:

                                                                 December 31,
                                                            2001             2000
                                                        ----------       -----------
         Land                                           $  278,325       $   278,325
         Building                                        2,928,548         2,920,708
         Manufacturing and warehouse equipment           3,844,356         3,063,708
         Office equipment and furniture                    629,787           602,721
         Construction in process                            76,831            61,581
         Leasehold improvement                             141,375           141,375
                                                        ----------       -----------
                                                         7,899,222         7,068,418
         Less accumulated depreciation                   1,896,777         1,424,868
                                                        ----------       -----------
         Total property, plant and equipment, net       $6,002,445       $ 5,643,550
                                                        ==========       ===========


     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $471,909, $387,864 and $306,509, respectively. Depreciation expense includes the amortization of capitalized lease assets.

     Included in property, plant and equipment are the following assets held under capitalized leases:

                                                            2001             2000
                                                        -----------      -----------
         Land                                           $   278,325      $   278,325
         Building                                         2,928,548        2,920,708
         Manufacturing and warehouse equipment            3,573,051        2,792,402
                                                        -----------      -----------
                                                          6,779,924        5,991,435
         Less accumulated amortization                    1,124,264          761,284
                                                        -----------      -----------
           Total                                        $ 5,655,660      $ 5,230,151
                                                        ===========      ===========


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

Note 3  - Note payable, bank:

     During 2000, the Company secured a revolving line of credit with a maximum of $5 million from a commercial bank carrying an annual interest rate at the lender's prime rate. Pursuant to this agreement, the Company is required to maintain minimum working capital of $1.5 million, a ratio of debt to tangible net worth of at least 2.5:1, and debt coverage ratio of at least 1.15 times. The line is collateralized by the Company's inventory, trade receivables, and intangible assets. As of December 31, 2001, the Company was obligated under this arrangement in the amount of $3,665,860 and was not in compliance with certain applicable loan covenants. The lender has agreed to waive such covenant violations through March 30, 2002.

Note 4 - Long-Term debt:

     Long term debt at December 31, 2001 consisted of the following:

     At December 31, 2001, the Company was obligated pursuant to a capital lease financed through Industrial Revenue Bonds requiring principal payable quarterly at various specified amounts. Interest is computed weekly at market rates and is paid quarterly along with prescribed principal amount. On December 20, 1996, the Company issued $4,990,000 of Industrial Revenue Bonds in order to finance the expansion of the Alabama property and to refinance the original acquisition costs. A certain portion of these bonds were reissued in March of 1997 in order to take advantage of tax free financing. The Bonds have varying maturities through March 1, 2012.

     The Company is obligated to an affiliated entity owned by certain officers of the Company pursuant to a note payable aggregating $381,028 at December 31, 2001. Such obligation requires monthly installments of $3,357 including principal and interest at 7.5% through April 1, 2004 when a balloon payment of $373,089 is due.

     During 2001 and 2000, the Company, through certain subsidiaries, entered into various capital lease agreements covering equipment utilized in the Company's Alabama plant and its corporate offices. Such obligations, aggregating approximately $75,000 at December 31, 2001, have varying maturities through 2005 and carry interest rates ranging from 7% to 12%.

     During the 2001, the Company financed the acquisition of approximately $484,000 of equipment through a financial institution. The obligation requires monthly installments of $11,097 including principal and interest at 8.4% per annum through maturity in May, 2004. The obligation is secured by the underlying equipment purchased.

     The composition of these obligations at December 31, 2001 and 2000 were as follows:

                                                                           Long-Term
                                             Current Portion                Portion
                                             2001       2000           2001           2000
                                           --------   --------     ----------      -----------
         Industrial Revenue Bonds          $320,000   $320,000     $3,120,000      $3,440,000
         Notes payable                      118,996      5,182        555,831         387,151
         Capitalized equipment leases        31,998     30,124         43,045          65,113
                                           --------   --------     ----------      ----------
                                           $470,994   $355,306     $3,718,876      $3,892,264
                                           ========   ========     ==========      ==========


     Required principal payment obligations attributable to the foregoing are tabulated below:

         Year ending December 31,
                                    2002           $   470,994
                                    2003               473,185
                                    2004               775,306
                                    2005               345,385
                                    2006               340,000
                              Thereafter             1,785,000
                                                   -----------
                                   Total           $ 4,189,870
                                                   ===========


Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision (benefit) are as follows:


                                                                Year ended December 31,
                                                        2001             2000              1999
                                                       ----             ----              ----
         Income tax provision (benefit):
            Federal - current                       $    -           ($ 164,000)        $ 195,200
                    - deferred                         40,500            24,000            30,800
            State                                        -                 -               38,400
                                                    ---------        -----------        ---------
                                   Total            $  40,500        ($ 140,000)        $ 264,400
                                                    =========        ===========        =========

         The reconciliation of income tax provision (benefit) at the statutory rate to the reported income tax expense is as follows:

                                                                                        Year Ended December 31,
                                                       2001                  2000              1999
                                                       ----                  ----              ----
         Computed at statutory rate                     34.0%           ( 34.0%)            34.0%
         State tax, net of federal benefit                -                 -                3.6%
         Other, net                                   (  6.4%)          (  2.4%)              .4%
                                                      --------          --------           ------
         Effective tax rate                             27.6%           ( 36.4%)            38.0%
                                                      ========          ========           ======

Note 6 - Litigation:

     At December 31, 2001, the Company was a party to litigation associated with a patent it holds on one of its products. The U.S. District Court issued a partial Summary Judgement Order against the Company during March, 2001. At present, the such Order is before the Federal Circuit Court of Appeals. Both the Company and its counsel believe that the lower court's Order is flawed and will be reversed. However, there is no assurance that such result will be achieved. In either event, the case must go back to the District Court to resolve the remaining issues associated with the case including, among other things, damages to be awarded, if any, to the prevailing party. Given the uncertainty of the litigation, the Company's outside counsel cannot offer an opinion as to the probable outcome of this matter and, accordingly, it is not possible to assess any potential financial outcome to the Company at this time.

Note 7 - Related party transactions:

     At December 31, 2001 and 2000, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $563,700 and $598,000, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of the Company's products in Europe, Asia and South America. These amounts have been advanced by the Company on open account with requirements of repayment between five and seven years. These advances bear interest at the rate of interest charged to the Company on its line of credit. Sales of Company products to such affiliates aggregated approximately $319,700 and $360,600 during the years ended December 31, 2001 and 2000, respectively.

Note 8 - Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the years ended December 31, 2001, 2000 and 1999 amounted to approximately $100,500, 100,000 and 92,900, respectively.

     The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations are primarily secured by the real estate leased to the Company.

     In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2001. Rent charged to operations under this lease during the year ended December 31, 2001, 2000 and 1999 amounted to approximately $92,800, 90,200 and 96,000, respectively.

     The following is a schedule of minimum future rentals on the noncancellable operating leases:

         Year ending December 31,

                                    2002            $  291,300
                                    2003               110,600
                                    2004               108,800
                                    2005               110,900
                                    2006               113,200
                              Thereafter               350,800
                                                    ----------
                                   Total            $1,085,600
                                                    ==========


     Subsequent to December 31, 2001, the Company entered into an agreement with a financial institution to provide financial advisory and investment banking services to the Company for a one year period ending January, 2003. Such agreement is renewable at the Company's option and requires a monthly retainer of $5,000, reimbursement of Company approved expenses and the issuance of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share. In addition to the foregoing, the Company has agreed to compensate the Investment Banker based on completion of certain financing arrangements and/or transactions.

Note 9 - Stock options:

     During 1991, the Company adopted a non-qualified employee stock option plan covering 200,000 shares of its common stock. During 1992, the Company adopted an incentive stock option plan covering 200,000 shares of its common stock. During 1994, the Company adopted a non- qualified employee stock option plan covering 400,000 shares of its common stock.

     The following schedule shows the status of outstanding options under the plans as of December 31, 2001:

                    Date           Options       Option       Expiration
       Plan        granted       outstanding     price          date
       ----        -------       -----------     ------       -----------
       1991        11/12/99        140,000       $  .875        11/11/04
       1992        03/01/99         25,000       $  .870        02/28/04
       1992        12/20/01        160,000       $ 1.110        12/20/06
       1994        05/04/99        124,000       $  .790        05/03/04
       1994        12/20/00        145,000       $  .630        12/19/05



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

                                                             2001         2000           1999
                                                             ----         ----           ----
         Net income (loss)              As reported       $106,384     ($244,823)      $431,484
                                        Pro forma         $ 94,981     ( 278,734)      $414,175

         Earnings (loss) per share      As reported       $ .03        ($.06)          $.11
                                        Pro forma         $ .02        ($.06)          $.10

     A summary of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:

                                   2001                     2000                      1999
                                 --------                 --------                  --------
                                       Weighted                 Weighted                  Weighted
                           Optioned     average     Optioned     average       Optioned    average
                            shares  exercise price   shares   exercise price    shares  exercise price
                           -------  --------------  -------   --------------   -------  --------------
Options Outstanding
 at beginning of year      730,500      $  .92      655,500      $1.10         339,000     $2.11
Granted                    160,000        1.11      145,000        .63         511,000       .85
Expired                    (96,500)     ( 1.73)     (70,000)     (2.00)       (194,500)    (2.19)
Exercised                      -            -           -           -              -          -
                           -------      ------      -------      -----        --------     -----
Outstanding at
 end of year               794,000      $  .89      730,500      $ .92         655,500     $1.10
                           =======      ======      =======      =====        ========     =====


     The  following  table  summarizes   information  about  the  stock  options
outstanding at December 31, 2001:

                                       Options outstanding                  Options exercisable
                               --------------------------------             -------------------
         Range of        Number        Weighted avg.      Weighted avg.     Number    Weighted avg.
         Exercise        outstanding     remaining          exercise     exercisable    exercise
         prices          at 12/31/01  contractual life       price       at 12/31/01     price
         ------          -----------  ----------------      ------         -------      ------
         $1.110            160,000       .57 yrs.           $1.110          -           $1.110
           .875            340,000       .44 yrs.             .875         256,000        .875
           .840             25,000      4.17 yrs.             .840          25,000        .840
           .790            124,000      4.33 yrs.             .790          49,600        .790
           .630            145,000      5.00 yrs.             .630          29,000        .630
         ======            -------      ---------           ======         -------      ------
                           794,500      3.21 yrs.                          359,600      $1.250
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

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended 2001, 2000 and 1999; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 10 - Major customer:

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 2001. Sales to this customer represent approximately 17.3%. The Company enjoys good relations with this customer. However, the loss of this customer could have an adverse impact on the Company's operations.

Note 11 - Earnings per share:

     Basic earnings per common share for the years ended December 31, 2001, 2000 and 1999 were calculated on the basis of 4,169,870, 4,058,657, and 3,796,764 weighted average common shares outstanding, respectively pursuant to the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 were identical to basic earnings (loss) per share as the effect of certain common stock equivalents would have been anti-dilutive. Common stock equivalents consist of stock options.

Note 12 - Shareholders' equity:

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

                                      OCEAN BIO-CHEM, INC.
                                      Registrant



                                      By:    /s/ Peter G. Dornau
                                             PETER G. DORNAU
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer

                                             March 27, 2002


                                      By:    /s/ Edward Anchel
                                             EDWARD ANCHEL
                                             Chief Financial Officer

                                             March 27, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      By:    /s/ Jeffrey Tieger
                                             JEFFREY TIEGER
                                             Director

                                             March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders' meeting. Copies of such shall be sent to the SEC pursuant to the current requirements.

                                EXHIBIT (See 22)


The following is a list of the Registrant's subsidiaries:


Name                                                  Ownership %

Star brite Distributing, Inc.                                100
Star brite Distributing Canada, Inc.                         100
D & S Advertising Services, Inc.                             100
Star brite Sta-Put, Inc.                                     100
Star brite Service Centers, Inc.                             100
Star brite Automotive, Inc.                                  100
Kinpak Inc.                                                  100