Form 10-Q
period 2002-03-31
OCEAN BIO CHEM INC
filed 2002-05-13
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                           Commission File No. 2-70197


                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Florida                                             59-1564329
------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


4041 S.W. 47 Avenue, Fort Lauderdale, Florida                    33314
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

           $.01 par value common stock, 10,000,000 shares authorized, 4,239,889 shares issued and outstanding at March 31, 2002.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                  Page
   -----------                                                 -----

Part I:

  Item 1. -  Financial Statements:

      Consolidated balance sheets as of March
          31, 2002 and December 31, 2001                         3
      Consolidated statements of operations for
          the three months ended March 31,
          2002 and 2001                                          4
      Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2002 and 2001                          5
      Consolidated statements of cash flows
          for the three months ended March 31,
          2002 and 2001                                          6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations          7-8


Part II:

  Item 1. - Legal Proceedings                                    8
  Item 2. - Changes in Securities                                8
  Item 3. - Defaults upon Senior Securities                      8
  Item 4. - Submission of Matters to Vote by Security Holders    8
  Item 5. - Other Matters                                        8
  Item 6. - Exhibits and Reports on Form 8-K                     8
Signatures                                                       9

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   MARCH 31,                  DEC. 31,
                                                                     2002                       2001
                                                                 ------------               ------------
                                                                  (UNAUDITED)
Current assets:
  Cash                                                           $    261,853               $     82,000
  Trade accounts receivable net of allowance
    for doubtful accounts of approximately $ 152,500 at
     March 31, 2002 and December 31, 2001, respectively             2,883,973                  3,286,848
  Inventories                                                       4,792,642                  4,296,183
  Prepaid expenses                                                    129,554                    145,354
                                                                 ------------               ------------

      Total current assets                                          8,068,022                  7,810,385
                                                                 ------------               ------------

Property, plant and equipment, net                                  5,909,803                  6,002,445
                                                                 ------------               ------------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                        330,439                    330,439
  Funds held in escrow for equipment                                    9,117                      9,084
  Due from affiliated companies, net                                  534,199                    563,731
  Deposits and other assets                                           330,672                    314,122
                                                                 ------------               ------------
     Total other assets                                             1,204,427                  1,217,376
                                                                 ------------               ------------
        Total assets                                             $ 15,182,252               $ 15,030,206
                                                                 ============               ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                       $  2,345,833               $  2,163,245
  Note payable - bank                                               3,745,749                  3,665,860
  Current portion of long term debt                                   473,898                    470,994
  Other accrued liabilities                                            84,431                    138,709
                                                                 ------------               ------------
       Total Current Liabilities                                    6,649,911                  6,438,808
                                                                 ------------               ------------

Deferred income taxes payable                                         122,300                    111,200
                                                                 ------------               ------------

Long term debt, less current portion                                3,605,198                  3,718,876
                                                                 ------------               ------------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
     authorized; 4,239,889 shares issued and outstanding
     at March 31, 2002 and December 31, 2001, respectively             42,399                     42,399
   Additional paid-in capital                                       3,755,219                  3,755,219
   Foreign currency translation adjustment                       (    276,355)              (    262,933)
   Retained earnings                                                1,291,775                  1,234,832
                                                                 ------------               ------------
                                                                    4,813,038                  4,769,517
   Less cost of common stock in treasury, 7,519 shares
      at March 31, 2002 and December 31, 2001                    (      8,195)              (      8,195)
                                                                 ------------               ------------
                                                                    4,804,843                  4,761,322
                                                                 ------------               ------------

   Total liabilities and shareholders' equity                    $ 15,182,252               $ 15,030,206
                                                                 ============                ===========


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 and 2001

                                   (UNAUDITED)



                                                                2002                      2001
                                                           -------------             --------------

Gross sales                                                $   4,254,986             $    3,544,747

Allowances                                                       337,010                    311,541
                                                           -------------             ---------------

Net sales                                                      3,917,976                  3,233,206

Cost of goods sold                                             2,918,958                  2,549,634
                                                            ------------             --------------

Gross profit                                                     999,018                    683,572
                                                           -------------             --------------

Costs and expenses:
    Advertising and promotion                                    153,395                    139,822
    Selling and administrative                                   686,639                    709,677
    Interest expense                                              90,974                    145,000
                                                           -------------             --------------

       Total costs and expenses                                  931,008                    994,499
                                                           -------------             --------------

Operating income (loss)                                           68,010             (      310,927)

Interest income                                                       33                      1,453
                                                           -------------             --------------

Income (loss) before income taxes                                 68,043             (      309,474)

Provision for income taxes                                        11,100                      -
                                                           -------------             --------------

Net income (loss)                                                 56,943             (      309,474)

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                (      13,422)            (       23,756)
                                                           --------------            ---------------

Comprehensive income (loss)                                $      43,521             ($     333,230)
                                                           =============             ===============

Earnings (loss) per common share                           $         .01             ($         .08)
                                                           =============             ===============


     Earnings loss per share was calculated on the basis of 4,232,370 and 4,098,370 weighted average shares of common stock outstanding for the quarters ended March 31, 2002 and 2001, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                                       Foreign
                            Common stock             Additional        currency          Retained     Treasury
                        Shares          Amount     paid-in capital    adjustment         earnings       stock            Total
                       ---------       --------    ---------------   ----------         ----------    ---------       ----------
January 1,
   2002                4,239,889       $ 42,399      $ 3,755,219       ($ 262,933)       $1,234,832     ($ 8,195)      $4,761,322


Net income                                                                                   56,943                        56,943

Foreign currency
  translation
  adjustment                                                           (    3,422)                                     (   13,422)
                       ---------       --------      -----------       -----------       ----------    ----------      -----------

March 31,
  2002                 4,239,889       $ 42,399      $ 3,755,219       ($ 276,355)       $1,291,775    ($  8,195)      $4,804,843
                       =========       ========      ===========       ===========       ==========    ==========      ===========




January 1,
   2001                4,105,889        $41,600      $ 3,720,377       ($ 209,398)       $1,128,448    ($  8,195)      $4,672,292


Net loss                                                                                 (  309,474)                   (  309,474)


Foreign currency
  translation
  adjustment                                                           (   23,756)                                     (   23,756)
                       ---------       --------      -----------       -----------       -----------   ----------      -----------

March 31,
  2001                 4,105,889       $ 41,060      $ 3,720,377       ($ 233,154)       $  818,974    ($  8,195)      $4,339,062
                       =========       ========      ===========       ===========       ==========    ==========      ===========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 and 2001
                                   (UNAUDITED)



                                                                              2002            2001

                                                                          ----------       ----------
Cash flow provided (used) by operating activities:

  Net income (loss)                                                       $   56,943       ($ 309,474)

Adjustments to reconcile net income to net cash
 provided (used) by operations:
  Depreciation and amortization                                              148,578          100,153
  Changes in assets and liabilities:
  Decrease in accounts receivable                                            402,875          443,525
  (Increase) in inventories                                               (  496,459)      (  251,496)
  Decrease in prepaid expenses                                                15,800           21,461
  (Increase) decrease in accounts payable,
   accrued expenses and other                                                122,828           69,668
                                                                           ----------      -----------

  Net cash provided  by operating activities                                 250,565           73,837
                                                                           ----------      -----------

Cash provided (used) by financing activities:
  Net increase under line of credit                                           79,889          100,000
  Net reduction in advances to affiliates                                     29,532          361,235
  Net increase (reduction) in current portion
     of long term debt                                                         2,904       (   29,967)
  Net (reduction) in long term borrowings                                 (  113,679)      (   59,647)
                                                                          -----------      -----------


  Net cash provided (used) by financing activities                        (    1,354)         371,621
                                                                         ------------      -----------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                                (   55,936)      (  520,447)
                                                                          -----------      -----------

 Net cash used by investing activities                                    (   55,936)      (  520,447)
                                                                          -----------      -----------

Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                                      193,275       (   74,989)

 Effect of foreign currency translation on cash                           (   13,422)      (   23,756)
                                                                          -----------      -----------

Increase (decrease) in cash                                                  179,853       (   98,745)
Cash at beginning of period                                                   82,000          123,515
                                                                          -----------      -----------

Cash at end of period                                                      $261, 853       $   24,770
                                                                           ==========      ===========

Supplemental Information:
  Cash used for interest during period                                    $   90,974       $  145,000
                                                                          ===========      ===========
  Cash used for income taxes during period                                $     -          $     -
                                                                          ===========      ===========


The company had no cash equivalents at March 31, 2002 and 2001.

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

     Certain financial statement items for the quarter ended March 31, 2001 have been reclassified to conform to the 2002 presentation.

Item 2.          Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

Liquidity and Capital Resources:
-------------------------------

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables, inventories, and other assets, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to maintain minimum working capital of $1,500,000 and meet certain other financial covenants during the term of the agreement.. As of March 31, 2002, the amount outstanding pursuant to this facility was approximately $3,746,000 and, as of such date, the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such violations through June 30, 2002.

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

Results of Operations:
---------------------

     Net sales increased approximately 21% or $685,000 for the quarter ended March 31, 2002 when compared to the same quarter of the preceding year. Such increase was primarily associated with sales of new automotive and marine oil products.

     Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended March 31, 2002 with the comparable quarter in 2001. The percentages were 74.5% and 78.9% for the quarters ended during 2002 and 2001, respectively. This change was attributable to a shift in product mix towards higher margin items, increased revenue volume thereby favorably absorbing fixed manufacturing overhead, and a sales price increase on selected products passed on to certain customers.

     Selling and administrative expenses decreased approximately $23,000 or 3% when comparing the quarters ended March 31, 2002 and 2001. This change was not viewed as significant.

     Advertising and promotion increased approximately $ 13,500 or 10 % comparing the three months ended March 31, 2002 and 2001. This was primarily due to increased co-op advertising offered to certain customers.

     Interest expense decreased by approximately $ 54,000 when comparing the March 31, 2002 quarter to the corresponding quarter in 2001. This was the result of lower borrowing costs due to recently promulgated prime interest rate decreases.

Forward-looking Statements:
---------------------------

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe","may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products;
advertising and promotional efforts, availability of financing and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. .


                           PART II - Other Information

Item l - Legal Proceedings:

         See the Registrant's Form 10-K for the year ended December 31, 2001

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

                                                   OCEAN BIO-CHEM, INC.

Date:   May 10, 2002                                By: /s/ PETER G. DORNAU
     ------------------------                      -----------------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board and
                                                       Chief Executive Officer


                                                   By:  /s/ EDWARD ANCHEL
                                                      --------------------------
                                                       Edward Anchel
                                                       Chief Financial Officer