Form 10-Q
period 2002-06-30
OCEAN BIO CHEM INC
filed 2002-08-13
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30,
                        2002 Commission File No. 2-70197


                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

 -------------------------------------------------------------------------------
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

           $.01 Par Value Common Stock, 10,000,000 shares authorized.
            4,368,889 shares issued and outstanding at June 30, 2002

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                      Page
   -----------                                                      ----

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2002 and December 31, 2001                             3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2002 and 2001                                              4

       Consolidated statements of changes in
          shareholders' equity for the six  months
          ended June 30, 2002 and 2001                               5

       Consolidated statements of cash flows
          for the six months ended June 30, 2002
          and 2001                                                   6

  Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations          7-8


Part II:

  Item 1. - Legal Proceedings                                        9
  Item 2. - Changes in Securities                                    9
  Item 3. - Defaults upon Senior Securities                          9
  Item 4. - Submission of Matters to Vote by Security Holders        9
  Item 5. - Other Matters                                            9
  Item 6. - Exhibits and Reports on Form 8-K                         9


Signatures                                                           10

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          JUNE 30,             DECEMBER 31,
                                                            2002                  2001
                                                        -----------            ------------
                                                        (Unaudited)
Current assets:
Cash                                                    $   110,426            $     82,000
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $ 152,500
  at June 30, 2002 and December   31, 2001,
   respectively                                           2,429,374               3,286,848
Inventories                                               5,166,844               4,296,183
Prepaid expenses and other current assets                   149,769                 145,354
                                                        ------------           -------------
    Total current assets                                  7,856,413               7,810,385
                                                        ------------           -------------

Property, plant and equipment, net                        5,810,705               6,002,445
                                                        ------------           -------------

Other assets:
Funds held in escrow for equipment                            9,147                   9,084
Trademarks, trade names and patents, net                    330,439                 330,439
Deposits and other assets                                   337,844                 314,122
Due from affiliated companies, net                          525,395                 563,731
                                                        ------------           -------------
    Total other assets                                    1,202,825               1,217,376
                                                        ------------           -------------

    Total assets                                        $14,869,943             $15,030,206
                                                        ============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade                             $    1,878,066             $ 2,163,245
Note payable - bank                                       3,704,135               3,665,860
Current portion of long-term debt                           478,935                 470,994
Accrued expenses payable                                     77,468                 138,709
                                                        ------------           -------------
     Total current liabilities                            6,138,604               6,438,808
                                                        ------------           -------------

Deferred income taxes payable                               226,030                 111,200
                                                        ------------           -------------

Long-term debt, less current portion                      3,486,301               3,718,876
                                                        ------------           -------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
     authorized, 4,368,889 and 4,239,889 shares
     issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively                         43,689                  42,399
Additional paid-in capital                                3,821,654               3,755,219
Foreign currency translation adjustment                 (   268,785)           (    262,933)
Retained earnings                                         1,430,645               1,234,832
                                                        ------------           -------------
                                                          5,027,203               4,769,517
Less cost of common stock in treasury,
    5,789 shares at June 30, 2002 and
    December 31, 2001, respectively                     (     8,195)           (      8,195)
                                                        ------------           -------------
                                                          5,019,008               4,761,322
                                                        ------------           -------------


Total liabilities and shareholders' equity              $14,869,943            $ 15,030,206
                                                        ============           =============

                                        3

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                               FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                          ENDED JUNE 30,
                                              2002               2001                2002               2001
                                           -----------        ----------         -----------        ----------
Gross sales                                $ 4,674,323        $5,033,602         $ 8,929,309        $8,578,349

Allowances                                     409,393           420,293             746,403           731,834
                                           -----------        ----------         -----------        ----------
Net sales                                    4,264,930         4,613,309           8,182,906         7,846,515
Cost of goods sold                           3,061,118         3,298,286           5,980,076         5,847,920
                                           -----------        ----------         -----------        ----------
Gross profit                                 1,203,812         1,315,023           2,202,830         1,998,595
                                           -----------        ----------         -----------        ----------
Costs and expenses:
Advertising and promotion                      227,370           152,990             380,765           292,812
Selling and administrative                     655,515           672,581           1,342,155         1,382,258
Interest expense                                79,188           140,010             170,161           285,010
                                           -----------        ----------         -----------        ----------
    Total cost and expenses                    962,073           965,581           1,893,081         1,960,080
                                           -----------        ----------         -----------        ----------
Income from operations                         241,739           349,442             309,749            38,515
Interest income                                     31               285                  64             1,738
                                           -----------        ----------         -----------        ----------
Income before income taxes                     241,770           349,727             309,813            40,253
Provision for income taxes                     102,900            12,000             114,000            12,000
                                           -----------        ----------         -----------        ----------
Net income                                     138,870           337,727             195,813            28,253

Other comprehensive income, net of
 income taxes:
Foreign currency translation
  adjustment                                     7,570             6,030         (     5,852)       (   17,726)
                                           -----------        ----------         ------------       -----------
Comprehensive income                       $   146,440        $  343,757             189,961        $   10,527
                                           ===========        ==========         ============       ===========
Earnings per
  common share                             $    .03           $    .09           $    .05           $   .01
                                           ===========        ==========         ============       ===========

Earnings per share were calculated on the basis of 4,296,870 and 4,114,037 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2002 and 2001, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.




                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                           Additional          Foreign
                                  Common stock              paid-in            currency        Retained     Treasury
                              Shares        Amount          capital           adjustment       earnings       stock       Total
                             ---------      -------        ----------         ----------      ----------    --------    -----------
January 1,
   2002                      4,239,889      $42,399        $3,755,219         ($ 262,933)     $1,234,832    ($ 8,195)   $4,761,322


Net income                                                                                       195,813                   195,813

Issuances of stock             129,000        1,290            66,435                                                       67,725

Foreign currency
  translation
  adjustment                                                                  (    5,852)                               (    5,852)
                             ---------      -------        ----------         -----------     ----------    ---------   -----------
June 30,
  2002                       4,368,889      $43,689        $3,821,654         ($ 268,785)     $1,430,645    ($ 8,195)   $5,019,008
                             =========      =======        ==========         ===========     ==========    =========   ===========


January 1,
   2001                      4,105,889      $41,060        $3,720,377         ($ 209,398)     $1,128,448    ($ 8,195)   $4,672,292


Net income                                                                                        28,253                    28,253


Issuances of stock              94,000          939            24,442                                                       25,381

Foreign currency
  translation
  adjustment                                                                  (   17,726)                               (   17,726)
                             ---------      -------        ----------         -----------     ----------    ---------   -----------
June 30,
  2001                       4,199,889      $41,999        $3,744,819         ($ 227,124)     $1,156,701    ($ 8,195)   $4,708.200

                             =========      =======        ==========         ===========     ==========    =========   ===========


                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                             2002               2001
                                                           ----------         ----------
Cash flow provided by operating activities:
Net income                                                 $  195,812         $   28,253

Adjustments to reconcile net income to net
   cash provided by operations:
Depreciation and amortization                                 297,662            215,145
Changes in assets and liabilities:
  Decrease in accounts receivable                             857,474            321,249
  (Increase) in inventory                                  (  870,661)        (  155,137)
  (Increase) decrease in prepaid expenses
     and other current assets                              (    4,415)            72,257
  (Decrease) in accounts payable,
     accrued expenses and other                            (  255,373)        (   67,208)
                                                           -----------        -----------
      Net cash provided  by operating activities              220,499            414,559
                                                           -----------        -----------
Cash flows from financing activities:
  Net increases (reductions) under line of credit              38,275         (  127,611)
  Reduction in advances from affiliates                        38,336            199,303
  Borrowings (payments) on debts, net                      (  224,634)           163,939
  Common stock transactions                                    67,725             25,381
                                                           -----------        -----------
      Net cash provided by financing activities            (   80,299)           261,012
                                                           -----------        -----------
Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                              (  105,922)        (  616,632)
                                                           -----------        -----------
     Net cash (used) by investing activities               (  105,922)        (  616,632)
                                                           -----------        -----------
  Increase  in cash prior to effect of
     foreign currency translation adjustment                   34,278             58,939

  Effect of foreign currency translation adjustment
    on cash                                                (    5,852)        (   17,726)
                                                           -----------        -----------
Net increase in cash                                           28,426             41,213

Cash at beginning of period                                    82,000            123,515
                                                           -----------        -----------
Cash at end of period                                      $  110,426         $  164,728
                                                           ===========        ===========
Supplemental information:
Cash used for payment of interest during period            $  170,098         $  285,010
                                                           ===========        ===========
Cash used for payment of income taxes during
    period                                                 $   -0-            $   -0-
                                                           ===========        ===========





The company had no cash equivalents at June 30, 2002 and 2001.

                                        6

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

     Certain financial statement items for the three and six months ended June 30, 2001 have been reclassified to conform with the 2002 presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. Such revolving line of credit was replaced on July 22, 2002 with a new facility. The total borrowings under the new line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,000,000. The line matures on May 31, 2003. Under the terms of the line, the Registrant is required to maintain a minimum current ratio of 1.5:1, a maximum debt to tangible net worth of ratio of 2.5:1 and a minimum debt service coverage factor of 1.25 times. As of June 30, 2002, the amount outstanding pursuant to the working capital line of credit was $3,704,135 (approximately $2,732,000 as of July 22, 2002).

     On July 22, 2002, the Registrant closed on a $3,500,000 Industrial Revenue Bond ("IRB") issued through the City of Montgomery, Alabama. Such financing will be utilized to fund the completion of a 70,000 square foot manufacturing addition to the Kinpak plant, an approximate $1 million of new equipment additions, and $1 million of reimbursement to the Company for assets previously acquired through internal financing. The $1 million reimbursement was utilized to partially reduce the outstanding indebtedness under the Company's revolving line of credit. The new IRB will be amortized over fifteen years with interest at fluctuating rates dependent on current market yields for tax-exempt financings. The current rate of interest is approximately 1.75% annually.

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

Results of Operations For The Three Month Period April 1- June 30:

     Gross sales decreased approximately 7% or $359,000 for the quarter ended June 30, 2002 when compared to the same quarter of the preceding year. Management attributes this decrease, in part, to the timing of customer orders comparing the 2002 and 2001 periods. First quarter sales for 2002 were 21% or $685,000 ahead of 2001's first quarter.

     Cost of goods sold increased as a percentage of net sales when comparing the quarter ended June 30, 2002 with the comparable quarter in 2001. The percentages were 71.8% and 71.5% for the quarters ended 2002 and 2001, respectively. This change was primarily due to higher raw chemical costs, anticipated lower margins on the automotive fluids as compared to the marine product line and higher manufacturing overhead at the Company's Alabama plant.

     Selling and administrative expenses decreased approximately $17,100 or 2.6% comparing the quarters ended June 30, 2002 and June 30, 2001. Such decrease was primarily due to decreased professional fees offset by increased personnel and other costs associated with the new automotive line of products.

     Advertising and promotion increased approximately $74,400 or 49% comparing the three months ended June 30, 2002 and 2001. This was primarily due to timing of advertising in 2002.

     Interest  expense  decreased   approximately  $61,000  during  the  current
quarter. This change was primarily due to the impact of decreasing interest rates.


Results of Operations For the Six Month Period January 1 - June 30:

     Gross Sales increased 4.1% or approximately $351,000 when comparing the six month periods of 2002 and 2001. Management attributes this primarily to increased sales of new automotive fluids and marine oil products and a sales price increase implemented late in the first quarter of 2002.

     Cost of goods sold decreased as a percentage of net sales when comparing the six months ended June 30, 2002 with the comparable period in 2001. The percentages were 73.1% and 74.5% for the six month periods ended 2002 and 2001, respectively. This change was primarily due to product mix and the above mentioned sales price increase passed on to customers.

     Advertising and promotion expenses increased approximately $88,000 when comparing the six months ended June 30, 2002 to the six months ended June 30, 2001. This was primarily due to a planned increase in the advertising budget.

     Selling and administrative expenses increased for the six months ended June 30, 2002 by approximately $40,000 or 3% when compared to the six months ended June 30, 2001. Such increase was primarily due to decreased professional fees offset by increased personnel and other costs associated with the new automotive line of products.

     Interest expense decreased during the six month period in 2002 by approximately $114,900 when compared to the six month period of 2001. This change was primarily due to the impact of decreasing interest rates.

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

PART II:  OTHER INFORMATION

Item l -   Legal Proceedings: See Registrant's Form 10-K for the year ended
              December 31, 2001

Item 2 -   Changes in Securities:  On April 1, 2002, 129,000 shares of the
              Registrant's common stock were issued pursuant to a employee bonus program.

Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders: On June 25, 2002, at the Registrant's annual meeting of shareholders, six directors; Peter Dornau, Jeffrey Tieger, Edward Anchel, Laz Schneider, James Kolisch and John B. Turner were elected. Shareholders also approved Berkovits, Lago & Co., LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2002. The tabulation of voting for the foregoing was as follows:

                                               For           Against           Abstain
                                            ---------      ----------        -----------
           Peter Dornau                     3,046,562             606                120
           Edward Anchel                    3,046,562             606                120
           Jeffrey Tieger                   3,046,562             606                120
           Laz Schneider                    3,046,562             606                120
           James Kolisch                    3,046,562             606                120
           John B. Turner                   3,046,562             606                120

           Berkovits, Lago
               & Co.,LLP,  CPA's            3,047,288               0                  0

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


     The financial statements contained in this Form 10-Q fully comply with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

                                                    OCEAN BIO-CHEM, INC.

Date: August 12, 2002                                /s/ Peter Dornau
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                     /s/ Edward Anchel
                                                    Edward Anchel
                                                    Chief Financial Officer