Form 10-Q
period 2002-09-30
OCEAN BIO CHEM INC
filed 2002-11-13
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

                    Commission File No. 2-70197


                          OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                          59-1564329
--------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 4041 S. W. 47 Avenue, Fort Lauderdale, Florida                    33314
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


          $.01 Par Value Common Stock 10,000,000 shares authorized; 4,368,889 issued and outstanding at September 30, 2002

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                     INDEX



      Description                                                       Page

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of September
          30, 2002 and December 31, 2001                                  3

      Consolidated statements of operations for
          the three and nine months ended September 30,
          2002 and 2001                                                   4

       Consolidated statements of changes in
          shareholders' equity for the nine  months
          ended September 30, 2002 and 2001                               5

       Consolidated statements of cash flows
          for the nine months ended September 30, 2002
          and 2001                                                        6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of Operations        7-8


Part II:

  Item 1. - Legal Proceedings                                             9
  Item 2. - Changes in Securities                                         9
  Item 3. - Defaults upon Senior Securities                               9
  Item 4. - Submission of Matters to Vote by Security Holders             9
  Item 5. - Other Information                                             9
  Item 6. - Exhibits and Reports on Form 8-K                              9


Signatures                                                                9

Certifications                                                         10-11

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2002              2001
                                                              -------------     -------------
                                                                                 (Unaudited)
Current assets:
Cash                                                          $    231,877      $     82,000
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $ 152,500
  at September 30, 2002 and December   31,
   2001, respectively                                            5,126,748         3,286,848
Inventories                                                      4,958,871         4,296,183
Prepaid expenses and other current assets                          209,886           145,354
                                                              -------------     -------------
    Total current assets                                        10,527,382         7,810,385
                                                              -------------     -------------

Property, plant and equipment, net                               5,950,597         6,002,445
                                                              -------------     -------------

Other assets:
Funds held in escrow for equipment                               2,159,900             9,084
Trademarks, trade names and patents, net                           330,439           330,439
Deposits and other assets                                          407,214           314,122
Due from affiliated companies, net                                 460,403           563,731
                                                              -------------     -------------
    Total other assets                                           3,357,956         1,217,376
                                                              -------------     -------------

    Total assets                                              $ 19,835,935      $ 15,030,206
                                                              =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade                                      $  2,534,010      $  2,163,245
Note payable - bank                                              4,250,000         3,665,860
Current portion of long-term debt                                  600,199           470,994
Accrued expenses payable                                           222,430           138,709
                                                              -------------     -------------
     Total current liabilities                                   7,606,639         6,438,808
                                                              -------------     -------------

Deferred income taxes payable                                      260,197           111,200
                                                              -------------     -------------

Long-term debt, less current portion                             6,719,566         3,718,876
                                                              -------------     -------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares authorized,
    4,368,889 and 4,239,889 shares issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively       43,689            42,399
Additional paid-in capital                                       3,821,654         3,755,219
Foreign currency translation adjustment                       (    294,032)     (    262,933)
Retained earnings                                                1,686,417         1,234,832
                                                              -------------     -------------
                                                                 5,257,728         4,769,517
Less cost of common stock in treasury,
    7,519 shares at September 30, 2002 and
    December 31, 2001, respectively                           (      8,195)     (      8,195)
                                                              -------------     -------------
                                                                 5,249,533         4,761,322
                                                              -------------     -------------

Total liabilities and shareholders' equity                    $ 19,835,935      $ 15,030,206
                                                              =============     =============



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         For the three months                   For the nine months
                                          ended September 30,                    ended September 30,
                                        2002             2001              2002               2001
                                        ----             ----              ----               ----
Gross sales                         $ 7,658,158      $ 6,159,436       $ 16,587,467       $ 14,737,785

Allowances                              810,807          621,860          1,557,210          1,353,694
                                    ------------     ------------      -------------      -------------

Net sales                             6,847,351        5,537,576         15,030,257         13,384,091

Cost of goods sold                    5,489,046        4,481,494         11,469,122         10,329,414
                                    ------------     ------------      -------------      -------------

Gross profit                          1,358,305        1,056,082          3,561,135          3,054,677
                                    ------------     ------------      -------------      -------------

Costs and expenses:
  Advertising and promotion             173,128          183,110            553,893            475,922
  Selling and administrative            718,497          658,026          2,060,652          2,040,284
  Interest expense                       95,270          149,102            265,431            434,112
                                    ------------     ------------      -------------      -------------
     Total costs and expenses           986,895          990,238          2,879,976          2,950,318
                                    ------------     ------------      -------------      -------------

Income from operations                  371,410           65,844            681,159            104,359

Interest income                           3,061            7,556              3,126              9,294
                                    ------------     ------------      -------------      -------------

Income before provision
   for income taxes                     374,471           73,400            684,285            113,653

Provision for income taxes              118,700           23,000            232,700             35,000
                                    ------------     ------------      -------------      -------------

Net income                              255,771           50,400            451,585             78,653

Other comprehensive income, net
 of income taxes:
    Foreign currency
     translation adjustment         (    25,247)     (    20,765)      (     31,099)      (     38,491)
                                    ------------     ------------      -------------      -------------

Comprehensive income                $   230,524      $    29,635       $    420,485       $     40,162
                                    ============     ============      =============      =============

Earnings per common share           $    .05         $   .01           $     .10          $     .02
                                    ============     ============      =============      =============



     Earnings per share for the nine and three months ended September 30, 2002 were calculated on the basis of 4,318,370 weighted average shares of common stock outstanding. For the nine and three months ended September 30, 2001, earnings per share were calculated using 4,149,037 weighted average shares of common stock outstanding. The company has adopted Statement of Financial
Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                      Additional      Foreign
                               Common stock            paid-in        currency         Retained    Treasury
                              Shares       Amount      capital       adjustment        earnings      stock          Total
                             ---------    -------    -----------     -----------      ----------  ----------     ----------
January 1,
  2002                       4,239,889    $42,399     $3,755,219     ($ 262,933)      $1,234,832   ($ 8,195)     $4,761,322


Net income                                                                               451,585                    451,585

Issuances of stock             129,000      1,290         66,435                                                     67,725

Foreign currency
  translation
  adjustment                                                         (   31,099)                                 (   31,099)
                             ---------    -------     ----------     -----------      ----------   ---------     ----------
September 30,
  2002                       4,368,889    $43,689     $3,821,654     ($ 294,032)      $1,686,417   ($ 8,195)     $5,249,533
                             =========    =======     ==========     ===========      ==========   =========     ==========


January 1,
  2001                       4,105,889    $41,060     $3,720,377     ($ 209,398)      $1,128,448   ($ 8,195)     $4,672,292


Net Income                                                                                78,653                     78,653

Issuances of stock             134,000      1,340         34,840                                                     36,180

Foreign currency
  translation
  adjustment                                                         (   38,491)                                 (   38,491)
                             ---------    -------     ----------     -----------      ----------   ---------     ----------

September 30,
  2001                       4,239,889    $42,400     $3,755,217     ($ 247,889)      $1,207,101   ($ 8,195)     $4,748,634
                             =========    =======     ==========     ===========      ==========   =========     ==========







                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                         2002            2001
                                                                     -----------      ----------
Cash flows provided by operating activities:
      Net Income                                                     $   451,585      $   78,653
Adjustments to reconcile net income
  to net cash provided by operations:
          Depreciation and amortization                                  446,858         359,465
          Changes in operating assets and liabilities:
             (Increase) in accounts receivable                       ( 1,839,900)     (  422,485)
             (Increase) decrease  in inventories                     (   662,688)          4,065
             (Increase) in prepaid expenses                          (    64,532)     (   99,277)
             Increase in accounts payable,
               accrued  expenses, and other                              510,391         279,553
                                                                     ------------     -----------
          Net cash provided (used) by operating activities           ( 1,158,286)        199,974
                                                                     ------------     -----------

Cash flows from financing activities:
          Net increases under line of credit                             584,140         227,054
          Repayments of advances to affiliates                           103,328         155,314
          Borrowings (reductions) of debts, net                        3,129,895          47,210
          Common stock transactions                                       67,725          36,180
                                                                     ------------     -----------
          Net cash provided  by financing activities                   3,885,088         465,758
                                                                     ------------     -----------

Cash flows from investing activities:
          Increase in funds held in escrow for equipment purchases   ( 2,150,816)          -
          Purchase of property, plant, and equipment, net            (   395,010)     (  708,286)
                                                                     ------------     -----------
          Net cash used by investing activities                      ( 2,545,826)     (  708,286)
                                                                     ------------     -----------

          Increase (decrease) in cash prior to effect of
           foreign currency translation                                  180,976      (   42,554)

          Effect of foreign currency translation on cash             (    31,099)     (   38,491)
                                                                     ------------     -----------

          Net increase (decrease) in cash                                149,877      (   81,045)

      Cash at beginning of period                                         82,000         123,515
                                                                     ------------     -----------

      Cash at end of period                                          $   231,877      $   42,470
                                                                     ============     ===========

Supplemental  Information:
      Cash used during the periods for payment of:

      Interest                                                       $   265,431      $  434,112
                                                                     ============     ===========

      Income taxes                                                   $    -          $   -
                                                                     ============     ===========



The Company had no cash equivalents at September 30, 2002 or 2001.




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

Certain financial statement items for the three and nine months ended September 30, 2001 have been reclassified to conform with the 2002 presentation.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,000,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to comply with certain financial covenants related to its working capital levels, a maximum debt to tangible net worth ratio, and minimum debt service coverage factor. As of September 30, 2002, the amount outstanding pursuant to this facility was $4,250,000.

     During July, 2002, the Registrant finalized the working capital line of credit discussed in the preceding paragraph as well as an Industrial Revenue Bond financing issued through the city of Montgomery, AL in the amount of $3,500,000 to be utilized for a plant expansion and related equipment at the Registrant"s Montgomery, AL . Such financing was secured with favorable interest rate terms which float with current conditions. The present interest rate is approximately 2% per year.

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


     Results of operations for the three month period July 1- September 30:

     Gross sales increased approximately 24% or approximately $1,499,000 for the quarter ended September 30, 2002 when compared to the same quarter of the preceding year. This was primarily due to an increase in sales of the Company's anti-freeze products aggregating approximately $738,000 and increased sales of other marine and automotive products approximating $761,000.

     Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended September 30, 2002 with the comparable quarter in 2001. The percentages were 80.2% and 80.9% for the quarters during 2002 and 2001, respectively. This change was primarily due to more fully absorbing the fixed overhead at the Registrant's manufacturing facility through increased revenues.

     Advertising and promotion decreased approximately $10,000 comparing the three months ended September 30, 2002 and 2001. This was primarily due to a planned decreases in the advertising budget.

     Selling and administrative expenses increased approximately $60,400 or 8.4% when comparing the quarters ended September 30, 2002 and 2001. Such change was attributable to increased personnel costs and other normal incremental costs of operations.

     Interest expense, which aggregated approximately $95,300 for the current quarter, decreased approximately $54,000 when comparing the September 30, 2002 quarter to the corresponding quarter in 2001. Such decrease was primarily attributable to the recently promulgated interest rate decreases. It should be noted that the Registrant closed on an new Industrial Revenue Bond financing aggregating $3,500,000 during late July, 2002. Were it not for this event, the decrease in interest expense for the period would have been larger.

    Results of operations for the nine month period January 1 - September 30:

     Gross sales increased 13% or approximately $1,850,000 when comparing the nine month periods of 2002 and 2001. This was primarily due to an increase in sales of the Company's anti-freeze products aggregating approximately $738,000 and increased sales of other marine and automotive products approximating $1,112,000.

     Cost of goods sold decreased to 76.3% as a percentage of net sales versus 77.2% when comparing the nine months ended September 30, 2002 to the comparable period in the preceding year. Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended September 30, 2002 with the comparable quarter in 2001. This change was primarily due to improved liquidity which allowed for more favorable raw material purchasing as well as more fully absorbing the fixed overhead at the Registrant's manufacturing facility through increased revenues.

     Advertising and promotion expenses increased approximately $78,000 when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001. This was primarily due to increased co-operative advertising offered to certain of the Registrant's customers in conjunction with their increased purchases.

     Selling and administrative expenses increased for the nine months ended September 30, 2002 by approximately $20,400 or 1% when compared to the nine months ended September 30, 2001. Such change was attributable to increased personnel costs and other normal incremental costs of operations.

     Interest expense decreased during the nine month period in 2002 by approximately $169,000 when compared to the nine month period of 2001. Such decrease was primarily attributable to the recently promulgated interest rate decreases. It should be noted that the Registrant closed on an new Industrial Revenue Bond financing aggregating $3,500,000 during late July, 2002. Were it not for this event, the decrease in interest expense for the period would have been larger.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: On September 17, 2002, the United States Court of Appeals for the Federal Circuit entered a Judgment on appeal from a Motion for partial Summary Judgment in the matter of North American Oil Company vs. Star Brite Distributing, Inc. The Judgment in part found that the United States District Court had erred in invalidating the Registrant's '598 patent. A more comprehensive discussion of this litigation can be found in the Registrant's Form 10-K for the year ended December 31,2001 and Form 8-K as filed with the United States Securities and Exchange Commission on September 24, 2002.

Item 2 -   Changes in Securities:  Not Applicable

Item 3 -   Defaults Upon Senior Securities:  Not Applicable

Item 4 -   Submission of Matters to Vote of Security Holders:  Not Applicable

Item 5 -   Other Information:  Not Applicable

Item 6 -   Exhibits and Reports on Form 8-K

           (A)  Exhibits:  Not Applicable

           (B) Reports on Form 8-K:

                (a) Form 8-K filed September 18, 2002 reporting Declaration of Stock Dividend.

                (b) Form 8-K filed on September 24, 2002. On September 17, 2002, the United States Court of Appeals for the Federal Circuit entered a Judgment on appeal from a Motion for partial Summary Judgment in the matter of North American Oil Company vs. Star Brite Distributing, Inc. The Judgment in part found that the United States District Court had erred in invalidating the Registrant's '598 patent.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned there unto duly authorized.

           OCEAN BIO-CHEM, INC.

   Date:    November 13, 2002           /s/ Peter Dornau
        -----------------------        -----------------------------------------
                                         Peter G. Dornau
                                         Chairman of the Board of Directors
                                           and Chief Executive Officer



                                       /s/ Edward Anchel
                                       -----------------------------------------
                                         Edward Anchel
                                         Chief Financial Officer

                                 CERTIFICATIONS

    I, Peter Dornau certify that:

1. I have reviewed this quarterly report on Form
                  10-Q of Ocean Bio-Chem, Inc.;

2. Based on my knowledge, this quarterly report
                  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements
                  and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I
                  are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

a) Designed such disclosure controls and
                           procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the
                           registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our
                           conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officer and I
                  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the
                           design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) Any fraud, whether or not material,
                           that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I
                  have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           OCEAN BIO-CHEM, INC.







              Date:    November 13, 2002               /s/ Peter Dornau
                   -----------------------            -------------------------
                                                      Peter G. Dornau
                                                      Chairman of the Board of
                                                      Directors and Chief
                                                      Executive Officer
                                       10

                                 CERTIFICATIONS

    I, Edward Anchel certify that:

7. I have reviewed this quarterly report on Form
                  10-Q of Ocean Bio-Chem, Inc.;

8. Based on my knowledge, this quarterly report
                  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements
                  and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registration as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officer and I
                  are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

a) Designed such disclosure controls and
                           procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the
                           registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our
                           conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

11. The registrant's other certifying officer and I
                  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the
                           design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) Any fraud, whether or not material,
                           that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I
                  have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           OCEAN BIO-CHEM, INC.

       Date:    November 13, 2002                      /s/ Edward Anchel
            -----------------------                   --------------------------
                                                      Edward Anchel
                                                      Chief Financial Officer