Form 10-K
period 2002-12-31
OCEAN BIO CHEM INC
filed 2003-03-27
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    Form 10K

            /s/ Annual Report Pursuant to Section 13 or 15(d) of the
                 SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the Fiscal Year Ended December 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act

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

                    Yes |X|                     No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2.

                    Yes |_|                     No |X|

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference by reference to the price at which the common stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

                         $3,260,682 as of March 1, 2003

      Indicate the number of shares outstanding of Registrant's common stock as of March 1, 2003.

           4,805,843 shares of common stock, par value $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days of December 31, 2002.

                                     PART 1

Item 1. Business

General: The Company was organized on November 13, 1973 under the laws of the state of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automotive and aircraft under the "Star brite" name within the United States of America and Canada. In addition, the Company produces private label formulations of many of its products for various customers as well as provides custom blending and packaging services of these and other products to customer specifications.

The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement. In the event of such infringement, the Registrant would defend its trade name vigorously. The Registrant holds two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general.

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

      Automotive: The company manufactures a line of automotive products under the Star brite brand name including brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, antifreeze and windshield washes are produced in varying formulations both under the Star brite brand as well as private labeled for customers. The Company also has a line of automotive polishes, cleaners and associated appearance items.

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

Manufacturing: The Company manufactures the majority of its products as well as contracts with unrelated companies to package other products which are manufactured to the Company's specifications, using Company provided formulas. All raw materials used in manufacturing are readily available. Each third party packager enters into a confidentiality agreement with the Company. The Company has patent protection on two of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. Manufacturing is primarily performed by the Company and two independent entities located in the northeastern and mid-western areas of the country. The Company believes that its internal manufacturing capacity as well as the arrangements with the present outside manufacturers are adequate for its present needs. In the event that these arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

On February 27, 1996, the Registrant, through a wholly-owned operating subsidiary, Kinbright, Inc. (an Alabama corporation), acquired certain assets of Kinpak, Inc., (a Georgia corporation) ("Kinpak"), and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, the Registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The underlying premises consist of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, the Registrant changed the name of its subsidiary, Kinbright, Inc. to Kinpak Inc. (an Alabama corporation).

During July, 2002, the Registrant completed a $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction will fund an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein.

Marketing: The Company's marine products and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boat America Corporation. The Company also uses distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has one customer (West Marine, Inc.) to which sales exceed 10% of consolidated revenues. The Company markets its products through internal salesmen and approximately 250 independent sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from the Company's manufacturing and distribution facility in Alabama. As of this date, the Company has no significant backlog of orders. The Registrant does not give customers the right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

Competition:

      Marine: The Company has several national and regional competitors in the marine marketplace. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. In the opinion of management no one or few competitors holds a dominant market share. Management believes that it can increase or maintain its market share through its present methods of advertising and distribution.

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

      Recreational Vehicle: The recreation vehicle appearance and maintenance market is parallel to that of the marine market. In this market the Company competes with national and regional competitors. None of these singly or as a few have a dominant market share. Management is of the opinion that it can increase or maintain the Company's market share by utilizing similar methods as those employed in the marine market.

Personnel: The Company employs approximately 23 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical, and accounting functions. In addition, the Company has manufacturing and fabrication personnel in both Florida and Alabama.

      The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries:

                                                                 Full-time
Location                      Description                        Employees
--------                      -----------                        ---------

Montgomery, Alabama           Manufacturing and distribution          80
Fort Lauderdale, Florida      Manufacturing and distribution          37
                                                                     ---
                                                                     117
                                                                     ===

New Product Development: The Company continues to develop specialized products for the marine, automotive, and recreational vehicle trade. During fiscal 2001, the Registrant launched a line of automotive oils, fluids and related products. During late 2001 and early 2002 the Company started production and shipment of a line of marine engine oils. The Company believes that its current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding. The amounts expended toward this effort in any fiscal period have not been significant and are charged to operations in the year incurred.

Environmental Costs: The Registrant adheres to a policy of compliance with applicable regulatory mandates on environmental issues. Amounts expended in this regard have not been significant and management is not aware of any instances of non-compliance.

Financial Information Relating to Approximate Domestic and Canadian Gross Sales:

                                        Year ended December 31,
                                        -----------------------
                                2002             2001             2000
                                ----             ----             ----
United States:
     Northeast              $ 4,258,000      $ 3,709,000      $ 3,429,000
     Southeast                6,242,000        5,520,000        4,863,000
     Central                  6,454,000        5,684,000        5,075,000
     West Coast               4,960,000        4,354,000        3,929,000
                            -----------      -----------      -----------
                             21,915,000       19,267,000       17,296,000

Canada (US Dollars)             798,000          609,000          777,000
                            -----------      -----------      -----------

                            $22,713,000      $19,876,000      $18,073,000
                            ===========      ===========      ===========

Forward-looking Statements:

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events

Item 2, Properties

The Registrant's executive offices and warehouse are located in Fort Lauderdale, Florida and are held under a lease with an entity owned by certain officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant renewed its lease agreement for a term of ten years. The lease calls for an initial annual rental of $94,800 increasing by 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to collect from the Company its pro-rata share of all taxes, assessments, insurance premiums, operating changes, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the years ended December 31, 2002, 2001 and 2000 amounted to approximately $ 100,500, $100,500 and $100,000, respectively.

During November 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2003. Rent charged to operations during the year ended December 31, 2002 amounted to approximately $92,800.

The Montgomery, Alabama facility contains approximately 110,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. The Registrant financed the facility and its improvements with an Industrial Revenue Bond in the amount of $4,900,000.

During July, 2002, the Registrant completed a $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction will fund an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. At December 31, 2002, approximately $1,161,200 was held in trust to pay for equipping future equipment required at the facility.

Item 3. Legal Proceedings

During the year ended December 31, 2002 the Company was a party to litigation associated with a patent it holds on one of its products. (North American Oil Company, Inc. v. Star brite Distributing,

Inc., Case No. 01-1575-1576, pending in the United States Court of Appeals for the Federal Circuit (on appeal from the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1-98-cv-1589-RWS). The U.S. District Court issued an Order granting North American Oil Company, Inc.'s motion for a partial summary judgement finding against the Company during March, 2001. On September 17, 2002, such Order was reversed by the Federal Circuit Court of Appeals. During February, 2003, both parties agreed to settle this protracted and costly litigation. Costs incurred during 2003 in settling this matter, principally accrued and reimbursed legal fees, are reflected as a fourth quarter adjustment in the accompanying financial statements. During the years ended December 31, 2002, 2001, and 2000, the Company incurred approximately $356,000, $255,500, and $621,400, respectively, in legal costs substantially attributable to this matter which were charged to operations.

Item 4. Submission of Matters to a Vote of Security Holders

      Shareholders will vote at the Annual Meeting to be held during June, 2003 to ratify adoption of a qualified incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of the Registrant's common stock, respectively. Such plans were approved by the Registrant's Board of Directors on October 22, 2002.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

A. The Registrant's common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ National Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2001 and 2000 is presented below.

        Market Range of
        Common Stock Bid:        1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                 --------    --------    --------    --------

2002           High               $1.77       $1.65       $1.70       $1.90
               Low                $1.31       $1.31       $1.35       $1.10

2001           High               $1.00       $1.00       $1.88       $1.82
               Low                 $.62        $.53        $.84       $1.11

A. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B. The approximate number of Common Stock owners was 800 at December 31, 2002. The aforementioned number was calculated from a list provided by the Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. The Registrant has not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

D. Securities authorized for issuance under equity compensation plans:

                                          Number of                                   Number of securities
                                       securities to be         weighted average      remaining available
                                     issued upon exercise       exercise price of     for future issuance
                                    of outstanding options,    outstanding options,      under equity
                                      warrants & rights         warrants & rights      compensation plans

Equity compensation plans
  approved by security holders:

  1991 Plan                                 161,700                  $ .758                       --
  1992 Plan                                 204,875                  $ .970                       --
  1994 Plan                                 294,635                  $ .620                  105,365

Equity compensation plans not
  approved by security holders:

  2002 Qualified Plan                       155,000                  $1.260                  245,000
  2002 Non-qualified Plan                    35,000                  $1.260                  165,000

The Ocean Bio-Chem, Inc. 2002 Incentive Stock Option Plan adopted October 22, 2002 has not yet been approved by the Shareholders. The Plan, by its terms, is contingent upon approval by the Shareholders and will be submitted for vote by the Shareholders at the Annual Meeting for 2003. The Plan will be attached in its entirety with Proxy material to be filed within one hundred twenty (120) days of the end of Registrant's Fiscal Year Ended December 31, 2002 and is incorporated herein by reference.

The Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan adopted October 22, 2002 has not yet been approved by the Shareholders. The Plan, by its terms, is contingent upon approval by the Shareholders and will be submitted for vote by the Shareholders at the Annual Meeting for 2003. The Plan will be attached in its entirety with Proxy material to be filed within one hundred twenty (120) days of the end of Registrant's Fiscal Year Ended December 31, 2002 and is incorporated herein by reference.

During the years ended December 31, 2002, 2001 and 2000 the Company awarded 129,000, 134,000, and 88,000 shares, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations aggregated approximately $67,700, $36,200, and $ 49,000 for each of such periods, respectively.

Item 6. Selected Financial Data

      The following tables set forth selected financial data as of, and for the years ending December 31,

                          2002          2001            2000            1999           1998
                          ----          ----            ----            ----           ----
Operations

Gross sales           $22,712,991    $19,876,095    $ 18,072,784     $15,952,165    $14,077,993

Net sales             $20,585,898    $18,013,393    $ 16,139,256     $14,317,485    $12,705,473

Net income (loss)     $   134,518    $   106,384   ($    244,823)    $   431,484    $    83,059

Earnings (loss) per
  common share        $       .03    $       .03   ($        .06)    $       .11    $       .02

Balance sheet

Working capital       $ 2,212,872    $ 1,385,016    $  1,724,043     $ 2,797,708    $ 1,956,647

Total assets          $18,650,237    $15,030,206    $ 15,410,264     $13,547,452    $12,846,794

Long term
  obligations         $ 6,745,232   $  3,843,515    $  3,963,145     $ 4,152,332    $ 4,070,000

Total liabilities     $13,727,315    $10,268,884    $ 10,737,972     $ 8,629,991    $ 8,390,036

Shareholders'
  equity              $ 4,922,922    $ 4,761,322    $  4,672,292     $ 4,917,461    $ 4,456,758

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements contained herein as Item 15.

Liquidity and Capital Resources:

The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank pursuant to a revolving line of credit aggregating $5 million. Such line matures May 31, 2003 and bears interest at prime and is secured by the Registrant's trade receivables and inventory. The Registrant is required to maintain a minimum working capital of $1.5 million and meet other financial covenants during the term of the agreement. As of December 31, 2002 the Company was not in compliance with certain of such covenants. The bank has agreed to waive such non compliance. As of December 31, 2002, the Company was obligated under this arrangement in the amount of $4,250,000.

In connection with the purchase and expansion of the Alabama facility, the Registrant closed on Industrial Revenue Bonds during 1997 which were utilized for the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During July, 2002, the Registrant completed a $3.5 million Industrial Revenue Bond financing through the City of Montgomery, Alabama. Such transaction will fund an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. At December 31, 2002, approximately $1,161,200 was held in trust to pay for equipping future equipment required at the facility.

In order to market its Alabama Industrial Revenue Bonds at favorable rates, the Registrant obtained a substitute irrevocable letter of credit for its 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreement maturing on July 31, 2005, the Company is required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

The bonds are marketed weekly at the prevailing rates for such instruments. Currently such bonds carry interest ranging between 1.2 % and 1.5 % annually. Interest and principal are payable quarterly. The Registrant believes that current operations are sufficient to meet these obligations.

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

At December 31, 2002, the Registrant was a party to litigation which commenced in 1998 and was associated with a patent it holds on one of its products. The U.S. District Court issued a partial Summary Judgement Order against the Company during March, 2001. On September 17, 2002, such Order was reversed by the Federal Circuit Court of Appeals. During March, 2003, both parties agreed to settle this litigation. Costs incurred during 2003 in settling this matter, principally accrued and reimbursed legal fees, are reflected as a fourth quarter adjustment in the accompanying financial statements. During the years ended December 31, 2002, 2001, and 2000, the Company incurred approximately $356,000, $255,500, and $621,400, respectively in legal costs substantially attributable to this matter which were charged to operations.

Results of Operations:

Fourth Quarter ended December 31, 2002:

Comparing the quarters ended December 31, 2002 and 2001, net sales increased approximately $926,300 or 20%. This was primarily due to increased sales of antifreeze, oils, automotive fluids, and private label products. Although there is no significant seasonality associated with a typical fourth quarter's revenues or costs, certain noteworthy factors influenced the current year's quarter. Specifically, the quarter ended December 31, 2002 was impacted by increasing cost of petroleum related raw materials, a larger than normal skewing towards lower margin contracting sales, year end inventory and trade receivable adjustments, and costs associated with settling outstanding litigation.

As a result of the foregoing, cost of goods sold increased to 80.1% for the three months ended December 31, 2002 as compared to 73.8% for the comparable period in 2001, and total costs and expenses increased approximately $387,700 or 33% comparing these two periods.

Years ended December 31, 2002 and 2001:

Sales and earnings varied when comparing the year ended December 31, 2002 to 2001 principally due to the factors enumerated below.

Net sales - Net sales increased 14.3% or approximately $ 2,572,500 comparing the year ended December 31, 2002 with the 2001 period. This was primarily due to increased sales of Star brite and private labeled marine products, anti-freeze, automotive fluids and other contract packaging.

Cost of goods sold - Cost of goods sold increased from 76.3% to 77.5 % as a percentage of net sales when comparing 2002 to 2001. This was primarily attributable to a differing product mix which was impacted by the increasing cost of petroleum related raw materials and an increase in private label and contract packaging revenues which typically yield lower margins.

Advertising and promotion - Advertising expense increased approximately $105,400 or 15.9% when comparing 2002 to 2001. This was primarily due to planned increases in media advertising expenditures and lower customer co-op advertising.

Selling, general and administrative - Selling, general and administrative expenses increased approximately $337,200 or11.4% when comparing 2002 to 2001. The most significant single item reflected therein was an increase in legal fees and costs associated with settling outstanding litigation. Increased personnel costs and other administrative expenses in line with increased overall revenues also affected the change for the year.

Interest expense - Interest expense incurred during 2002 decreased by approximately $125,200 compared to 2001. The decrease was primarily due to reductions in prevailing interest rates.

Years ended December 31, 2001 and 2000:

Sales and earnings varied when comparing the year ended December 31, 2001 to 2000 principally due to the factors enumerated below.

Net sales - Net sales increased 11.6% or approximately $ 1,874,000 comparing the year ended December 31, 2001 with the 2000 period. This was primarily due to increased sales of anti-freeze, private label products, automotive fluids, and marine items.

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

     See consolidated financial statements as set forth in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 10. Executive Officers and Directors of the Registrant

The following tables set forth the name and ages of all elected directors and officers of the Registrant, as of December 31, 2002.

All directors will serve until the next annual meeting of directors or until their successors are duly elected and qualified. Each officer serves at the discretion of the board of directors.

There are no arrangements or understandings between any of the officers or directors of the Company and the Company and any other persons pursuant to which any officer or director was or is to be selected as a director or officer.

     NAME                             OFFICE                                 AGE
     ----                             ------                                 ---

Peter G. Dornau          President, Chief Executive Officer, and              63
                         Director since 1973

Jeffrey Tieger           Vice President, Secretary and Director               59
                         since 1977

Edward Anchel            Vice President-Finance, Chief Financial              56
                         Officer since 1999 and Director since 1998

James Kolisch            Director since 1998                                  51

Laz Schneider            Director since 1998                                  63

John B. Turner           Director since 2000                                  55

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

John B. Turner is a retired insurance executive and was elected to serve as an outside Director of the Company during June, 2000. In addition to his insurance credentials, Mr. Turner holds a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years.

Based solely on reviews of Forms 3 and 4 furnished to the Registrant by the aforementioned individuals, it was determined that no reporting person failed to file a timely submission of ownership changes and that the Registrant was in compliance with Rule 16(a)3(e) of the Exchange Act during its most recent fiscal year.

Item 11. Management Remuneration and Transactions

The information required by this section has been incorporated by reference to the Registrant's proxy statement in conjunction to the annual shareholders' meeting which shall be sent out to shareholders prior to 120 days past the Registrant's year end of December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at December 31, 2002 with respect to the beneficial ownership of the Registrant's Common Stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title of     Name and Address of                      Amount and Nature of    Percent
Class        Beneficial Owner                         Beneficial Ownership    of Class
--------     -------------------                      --------------------    -------

Common       Peter G. Dornau, President, Director         2,852,588 *          54.9%
             4041 S. W. 47 Avenue
             Ft. Lauderdale, FL 33314

Common       All directors and officers as a group
             6 individuals                                3,397,964 *          65.4%

* Includes options to purchase shares of the Company's common stock as follows:

On March 25, 1999, the Company granted Messrs. Dornau and Tieger a five year option for 115,500 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

As of December 31, 2002, pursuant to the Company's various stock option plans, Mr. Dornau has options to acquire 126,200 shares of the Company's common stock of which 44,220 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2002 financial statements.

As of December 31, 2002, pursuant to the Company's various stock option plans, the Company's directors and officers, as a group, have options to acquire 437,475 shares of the Company's common stock of which 161,535 shares are exercisable within 60 days of the issuance of the Registrant's December 31, 2002 financial statements.

Item 13. Certain Relationships and Related Transactions

On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by officers of the Registrant. The lease required a minimum rental of $94,800 the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to collect from the Company its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. The Registrant believes that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2002, 2001 and 2000 amounted to approximately $ 100,500, $100,500 and $100,000, respectively.

The Registrant acquired the rights to the "Star brite" name and products only for the United States and Canada in conjunction with its original public offering during March, 1981. The president of the Registrant is the beneficial owner of three companies which market Star brite products outside the United States. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. At December 31, 2002 and 2001, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $612,275 and $563,700, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of Star brite products in Europe, Asia and South America. These amounts had been advanced by the Company on open account and, through December 31, 2002, carried interest at the same rate charged to the Company on its line of credit.

Subsequent to December 31, 2002, such affiliates repaid $425,000 to the Company. Effective January, 2003, payments of open receivables to such affiliates will approximate those terms offered to the Company's larger non-affiliated customers and, accordingly, will not bear interest, unless they are delinquent.

Sales of Star brite products to such affiliates aggregated approximately $317,100 and $344,600 during the years ended December 31, 2002 and 2001, respectively.

A subsidiary of the Registrant currently uses the services of an entity which is owned by its President to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2002, 2001 and 2000 under such relationship.

Item 14. Controls and Procedures

Management of the Registrant has conducted a review of the Company's disclosure controls and procedures and has determined that they are adequate to produce periodic reports which present financial condition and results of operations free of material misstatements. In addition, there have been no significant changes in the Registrant's underlying internal controls during the period covered by this report.

Item 15. Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

The following documents are filed as part of this report:

      (A)   Consolidated financial statements:

            (i)   Consolidated balance sheets, December 31, 2002 and 2001.

            (ii) Consolidated statements of operations for each of the three years ended December 31, 2002, 2001 and 2000.

            (iii) Consolidated statement of shareholders' equity for each of the three years ended December 31, 2002, 2001 and 2000.

            (iv) Consolidated statements of cash flows for each of the three years ended December 31, 2002, 2001 and 2000.

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

            (22)  Subsidiaries of the Registrant.

      (B)   Reports Filed on Form 8K

                  On March 14, 2003, the Registrant filed a Form 8K disclosing as item 5, Other Items, the settlement of longstanding legal actions between the Registrant and North American Oil Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          OCEAN BIO-CHEM, INC.
                                          --------------------
                                          Registrant


                                          By: /s/ Peter G. Dornau
                                              -------------------
                                              PETER G. DORNAU
                                              Chairman of the Board of Directors
                                                and Chief Executive Officer

                                              March 27, 2003


                                          By: /s/ Edward Anchel
                                              -------------------
                                              EDWARD ANCHEL
                                              Chief Financial Officer

                                              March 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          By: /s/ Jeffrey Tieger
                                              -------------------
                                              JEFFREY TIEGER
                                              Director

                                              March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and proxy for its yearly security-holders' meeting. Copies of such shall be sent to the SEC pursuant to the current requirements.

                                 CERTIFICATIONS

I, Peter Dornau certify that:

      1. I have reviewed this annual report on Form 10-K of Ocean Bio-Chem, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Registrant and we have:

            a) Designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee or Registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              OCEAN BIO-CHEM, INC.

Date: March 27, 2003                          /s/ Peter Dornau
      ----------------                        ----------------------------------
                                              Peter G. Dornau
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

                                 CERTIFICATIONS

I, Edward Anchel certify that:

      1. I have reviewed this annual report on Form 10-K of Ocean Bio-Chem, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Registrant and we have:

            a) Designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee or Registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               OCEAN BIO-CHEM, INC.

Date:  March 27, 2003                          /s/ Edward Anchel
       --------------------                    ---------------------------------
                                               Edward Anchel
                                               Chief Financial Officer

                                EXHIBIT (See 22)

The following is a list of the Registrant's subsidiaries:

        Name                                            Ownership %
        ----                                            -----------

Star brite Distributing, Inc.                           100
Star brite Distributing Canada, Inc.                    100
D & S Advertising Services, Inc.                        100
Star brite Sta-Put, Inc.                                100
Star brite Service Centers, Inc.                        100
Star brite Automotive, Inc.                             100
Kinpak Inc.                                             100

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                            Page
                                                                            ----

Report of independent auditors                                                 1

Consolidated balance sheets                                                    2

Consolidated statements of operations                                          3

Consolidated statement of shareholders' equity                                 4

Consolidated statements of cash flows                                          5

Notes to consolidated financial statements                                  6-14

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Ft. Lauderdale, Florida


We have audited the consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and its Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its Subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                         BERKOVITS, LAGO & COMPANY, LLP

Plantation, Florida
March 7, 2003

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                                           2002             2001
                                                           ----             ----
Current Assets:
   Cash                                                $ 1,093,826    $    82,000
   Trade accounts receivable net of allowance for
      doubtful accounts of approximately $200,700
      and $152,500, respectively                         3,190,357      3,286,848
   Inventories                                           4,541,150      4,296,183
   Prepaid expenses and other current assets               129,622        145,354
   Recoverable income taxes                                240,000           -
                                                       -----------    -----------
      Total current assets                               9,194,955      7,810,385
                                                       -----------    -----------

Property, plant and equipment, net                       6,977,003      6,002,445
                                                       -----------    -----------
Other assets:
   Funds held in escrow for equipment                    1,161,194          9,084
   Trademarks, trade names, and patents, net
      of accumulated amortization                          330,439        330,439
   Due from affiliated companies, net                      612,275        563,731
   Deposits and other assets                               374,371        314,122
                                                       -----------    -----------
      Total other assets                                 2,478,279      1,217,376
                                                       -----------    -----------

      Total assets                                     $18,650,237    $15,030,206
                                                       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable trade                              $ 1,833,895    $ 2,163,245
   Note payable bank                                     4,250,000      3,665,860
   Current portion of long-term debt                       601,766        470,994
   Accrued expenses payable                                296,422        125,270
                                                       -----------    -----------
      Total current liabilities                          6,982,083      6,425,369
                                                       -----------    -----------

Deferred income taxes payable                              183,139        124,639
                                                       -----------    -----------

Long-term debt less current portion                      6,562,093      3,718,876
                                                       -----------    -----------
Commitments and contingencies

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
      authorized, 4,805,843 and 4,239,889 shares
      issued and outstanding at December 31, 2002
      and 2001, respectively                                48,058         42,399
   Additional paid-in capital                            4,341,629      3,755,219
   Foreign currency translation adjustment                (303,575)      (262,933)
   Retained earnings                                       845,005      1,234,832
                                                       -----------    -----------
                                                         4,931,117      4,769,517
   Less treasury stock 7,519 shares,
    at cost                                                 (8,195)        (8,195)
                                                       -----------    -----------
      Total shareholders' equity                         4,922,922      4,761,322
                                                       -----------    -----------

Total liabilities and shareholders' equity             $18,650,237    $15,030,206
                                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                            2002           2001           2000
                                            ----           ----           ----

Gross sales                             $22,712,991    $19,876,095    $18,072,784

Less returns and allowances               2,127,093      1,862,702      1,933,528
                                        -----------    -----------    -----------

Net sales                                20,585,898     18,013,393     16,139,256

Cost of goods sold                       15,961,692     13,744,703     11,852,435
                                        -----------    -----------    -----------

Gross profit                              4,624,206      4,268,690      4,286,821
                                        -----------    -----------    -----------

Operating expenses:
Advertising and promotion                   769,275        663,922        694,729
Selling and administrative                3,284,652      2,947,489      3,417,378
Interest                                    386,109        511,292        573,882
                                        -----------    -----------    -----------
    Total Operating Expenses              4,440,036      4,122,703      4,685,989
                                        -----------    -----------    -----------

Operating profit (loss)                     184,170        145,987       (399,168)

Interest and other income                     8,848            897         14,345
                                        -----------    -----------    -----------

Income (loss) before provision
  (benefit) for income taxes                193,018        146,884       (384,823)

Provision (benefit) for income taxes         58,500         40,500       (140,000)
                                        -----------    -----------    -----------

Net income (loss)                           134,518        106,384       (244,823)
Other comprehensive income:
   Foreign currency translation,
      net of taxes                          (40,642)       (53,535)       (48,526)
                                        -----------    -----------    -----------

Comprehensive Income (loss)             $    93,876    $    52,849    ($  293,349)
                                        ===========    ===========    ===========

Earnings (loss) per share:
   Basic                                $       .03    $       .03    ($      .06)
                                        ===========    ===========    ===========
   Diluted                              $       .03    $       .03    ($      .06)
                                        ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                Foreign
                           Common stock        Additional       currency      Retained       Treasury
                        Shares      Amount   paid-in capital   adjustment     earnings       stock            Total
                        ------------------   ---------------   ----------     --------       -----            -----


January 1, 2000        3,822,499   $ 38,225    $ 3,282,932     ($ 160,872)   $ 1,764,051    ($   6,875)    $ 4,917,461

Net loss                                                                      (244,823)           --        (244,823)

Issuances of
  stock                  283,390      2,835        437,445                      (390,780)                       49,500

Acquisition of
  treasury stock,
  6,875 shares                                                                                  (1,320)         (1,320)

Foreign currency
  translation
  adjustment                                                      (48,526)                                     (48,526)

                       ---------   --------    -----------     ----------    -----------    ----------     -----------
December 31, 2000      4,105,889     41,060      3,720,377       (209,398)     1,128,448        (8,195)      4,672,292


Net income                                                                       106,384                       106,384

Issuances of
  stock                  134,000      1,339         34,842                                                      36,181

Foreign currency
  translation
  adjustment                                                      (53,535)                                     (53,535)

                       ---------   --------    -----------     ----------    -----------    ----------     -----------
December 31, 2001      4,239,889     42,399      3,755,219       (262,933)     1,234,832        (8,195)      4,761,322

Net income                                                                       134,518                       134,518

Issuances of
  stock                  565,954      5,659        586,410                      (524,345)                       67,724

Foreign currency
  translation
  adjustment                                                      (40,642)                                     (40,642)

                       ---------   --------    -----------     ----------    -----------    ----------     -----------
December 31, 2002      4,805,843   $ 48,058    $ 4,341,629     ($ 303,575)   $   845,005    ($   8,195)    $ 4,922,922
                       =========   ========    ===========     ==========    ===========    ==========     ===========

The accompanying notes are an integral part of these financial statements.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   2002            2001            2000
                                                                   ----            ----            ----
Cash flows from operating activities:
  Net income (loss)                                            $   134,518     $   106,384     ($  244,823)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
  Depreciation and amortization                                    601,064         494,901         410,855
  Issuance of common stock to employees                             67,725          36,181          49,500
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                      96,491         130,979        (613,755)
    (Increase) decrease in inventory                              (244,967)        210,804        (776,666)
    (Increase) decrease in prepaid expense and other               (44,517)        265,737        (169,797)
    Increase (decrease) in accounts payable and
    accrued taxes and other expenses                              (339,699)        172,931         976,921
                                                               -----------     -----------     -----------

Net cash provided (used) by operating activities                   270,615       1,417,917        (367,765)
                                                               -----------     -----------     -----------

Cash flows from financing activities:
  Net borrowings (reductions) under line of credit                 584,140        (584,140)      1,350,000
  Repayment of amounts due from advances to affiliates, net        (48,544)         34,506         248,743
  Increases in (payments on) long term debt, net                 2,973,989         (57,881)       (218,940)
                                                               -----------     -----------     -----------
     Net cash provided (used) by financing activities            3,509,585        (607,515)      1,379,803
                                                               -----------     -----------     -----------

Cash flows used by investing activities:
  Purchase of property, plant and equipment                     (1,575,622)       (830,804)     (1,516,108)
  Purchases of treasury shares of common stock                          --              --          (1,320)
  Utilization of (additions to) trust funds for
    equipment purchased, net                                          (1,152,110)         32,422         243,659
                                                               -----------     -----------     -----------

     Net cash used by investing activities                      (2,727,732)       (798,382)     (1,273,769)
                                                               -----------     -----------     -----------

Increase (decrease) in cash prior to effect of
  exchange rate on cash                                          1,052,468          12,020        (261,731)
Effect of exchange rate on cash                                    (40,642)        (53,535)        (48,526)
                                                               -----------     -----------     -----------

Net increase (decrease) in cash                                  1,011,826         (41,515)       (310,257)
Cash at beginning of year                                           82,000         123,515         433,772
                                                               -----------     -----------     -----------
Cash at end of year                                            $ 1,093,826     $    82,000     $   123,515
                                                               ===========     ===========     ===========

Supplemental information
  Cash used for interest during period                         $   434,869     $   511,292     $   573,882
                                                               ===========     ===========     ===========
  Cash used for income taxes during period                     $   240,000     $        --     $   123,447
                                                               ===========     ===========     ===========

The Company had no cash equivalents at December 31, 2002, 2001 and 2000.

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Organization and summary of significant accounting policies:

      Organization - The company was organized during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products to the marine, automotive, and recreational vehicle aftermarkets. During 1984, the Company changed its corporate name to Ocean Bio-Chem, Inc. (the parent company) from its former name, Star brite Corporation.

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

      Prepaid advertising and promotion - During the years ended December 31, 2002 and 2001, the Company introduced certain new products in the marine and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one year basis. At December 31, 2002 and 2001, the accumulated cost of materials on hand and other deferred promotional costs which will be charged against the subsequent year's operations amounted to approximately $53,400 and $24,800, respectively.

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

      Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit with respect to accounts receivable are limited because the majority of the accounts receivable are with large retail and commercial customers. The single largest customer's receivable represents approximately 21.5% of the consolidated balance at December 31, 2002.

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

      Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of trademarks and trade names were amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that the carrying value of such intangible assets relating to its Star brite brand does not require further amortization. In addition, the Company owns two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs for these two patents.

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

      Reclassifications - Certain items in the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Note 2 - Property, plant and equipment:

      The Company's property, plant and equipment consisted of the following:

                                                          December 31,
                                                  --------------------------
                                                     2002            2001
                                                     ----            ----

Land                                              $  278,325      $  278,325
Building                                           2,936,543       2,936,543
Manufacturing and warehouse equipment              4,356,336       3,888,467
Office equipment and furniture                       583,049         577,681
Construction in process                            1,079,779          76,831
Leasehold improvement                                141,375         141,375
                                                  ----------      ----------
                                                   9,375,407       7,899,222
Less accumulated depreciation                      2,398,404       1,896,777
                                                  ----------      ----------
Total property, plant and equipment, net          $6,977,003      $6,002,445
                                                  ==========      ==========

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $601,064, $471,909 and $387,864, respectively. Depreciation expense includes the amortization of capitalized lease assets.

Included in property, plant and equipment are the following assets held under capitalized leases:

                                                    2002             2001
                                                    ----             ----

Land                                             $  278,325       $  278,325
Building                                          2,936,543        2,936,543
Manufacturing and warehouse equipment             3,885,571        3,565,056
Construction in process                           1,079,779           76,831
                                                 ----------       ----------
                                                  8,180,218        6,856,755
Less accumulated amortization                     1,583,811        1,124,264
                                                 ----------       ----------
Total                                            $6,596,407       $5,732,491
                                                 ==========       ==========

      During February, 1996, the Company purchased the assets of Kinpak, Inc. a subsidiary of Kinark, Inc. In order to finance the expansion contemplated by the purchase, the Company entered into an agreement with the City of Montgomery to issue Industrial Revenue Bonds. The Alabama facility expansion consisted of an additional building, which was completed during October, 1997, bringing the facility to approximately 110,000 square feet. Such facility serves as the Company's primary manufacturing and distribution center.

      In addition to the Kinpak facility, the Company has routinely leased additional warehouse space in Alabama to store certain manufacturing raw materials and inventory component items. Consolidating such space to the Kinpak campus improves material logistics and manufacturing efficiency. The prevailing level of interest rates offered an opportunity to reduce overall cash flow attributable to this space. Accordingly, during the year ended December 31, 2002, the Company entered into an agreement with the City of Montgomery to issue an additional series Industrial Revenue Bonds aggregating $3,500,000.

      This financing reimbursed the Company $1,000,000 for manufacturing equipment purchased during the eighteen (18) months preceding its closing and will also fund a 70,000 square foot addition to the current facility and the related requisite equipment. Unexpended funds available pursuant to this financing are being held in an income bearing trust account and amounted to $1,161,194 at December 31, 2002.

      Obligations for future payments attributable to this capitalized lease are discussed in Note 4.

Note 3 - Note payable, bank:

      During 2000, the Company secured a revolving line of credit with a maximum of $5 million from a commercial bank carrying an annual interest rate at the lender's prime rate. This line was collateralized by the Company's inventory, trade receivables, and intangible assets. On July 1, 2002, the Company replaced such line with another offered by the commercial bank financing the expansion discussed in Notes 2 and 4. The new line aggregates $5 million, matures on May 31, 2003, bears an adjustable interest rate approximating prime , and is secured by the Company's trade receivables and inventory. Pursuant to such agreements, the Company was and is required to maintain minimum working capital levels, maintain stipulated debt to tangible net worth and debt coverage ratios. At December 31, 2002, the Company was not in compliance with certain of such covenants. The bank has agreed to waive such non compliance.

Note 4 - Long-Term debt:

      Long term debt at December 31, 2002 consisted of the following:

      The Company is obligated pursuant to two capital leases financed through Industrial Revenue Bonds . Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax free rates which adjust weekly. At December 31, 2002, $3,120,000 and $3,440,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31,2002 interest rates ranged between 1.2 %and 1.6%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

      The Company is obligated to an affiliated entity owned by certain officers of the Company pursuant to a note payable aggregating $378,570 at December 31, 2002. Such obligation requires monthly installments of $3,357 including principal and interest at 5.25% through April 1, 2004 when a projected balloon payment of $366,750 will be due.

      During 2002 and 2001, the Company, through certain subsidiaries, entered into various capital lease agreements covering equipment utilized in the Company's Alabama plant and its corporate offices. Such obligations, aggregating approximately $48,000 at December 31, 2002, have varying maturities through 2005 and carry interest rates ranging from 7% to 12%.

      During the 2001, the Company financed the acquisition of approximately $484,000 of equipment through a financial institution. The obligation requires monthly installments of $11,097 including principal and interest at 8.4% per annum through maturity in May, 2004. The obligation is secured by the underlying equipment purchased. At December 31, 2002, $177,308 was outstanding.

      The composition of these obligations at December 31, 2002 and 2001 were as follows:

                                    Current Portion         Long Term portion
                                   -----------------        -----------------
                                   2002         2001        2002         2001
                                   ----         ----        ----         ----
Industrial Revenue Bonds         $440,000   $  320,000   $6,120,000   $3,120,000
Notes payable                     132,927      118,996      422,952      555,831
Capitalized equipment leases       28,839       31,998       19,141       43,045
                                 --------   ----------   ----------   ----------
                                 $601,766   $  470,994   $6,562,093   $3,718,876
                                 ========   ==========   ==========   ==========

      Required principal payment obligations attributable to the foregoing are tabulated below:

Year ending December 31,
                        2003              $601,766
                        2004               891,702
                        2005               465,391
                        2006               460,000
                        2007               460,000
                  Thereafter             4,285,000
                                        ----------

                       Total            $7,163,859

Note 5 - Income taxes:

      The Components of the Company's consolidated income tax provision (benefit) are as follows:

                                              Year ended December 31,
                                              -----------------------

                                          2002         2001          2000
                                          ----         ----          ----
Income tax provision (benefit):
   Federal - current                    $    --      $    --      ($164,000)
           - deferred                    58,500       40,500         24,000
   State                                     --           --             --
                                        -------      -------      ---------
                 Total                  $58,500      $40,500      ($140,000)
                                        =======      =======      =========

      The reconciliation of income tax provision (benefit) at the statutory rate to the reported income tax expense is as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                               2002        2001        2000
                                               ----        ----        ----
Computed at statutory rate                     34.0%       34.0%      (34.0%)
State tax, net of federal benefit                --          --          --
Other, net                                     (3.7%)      (6.4%)      (2.4%)
                                              -----       -----       -----
Effective tax rate                             30.3%       27.6%      (36.4%)
                                              =====       =====       =====

      At December 31, 2002 and 2001, deferred income taxes payable aggregating $183,189 and $124,639, respectively are reflected on the accompanying consolidated balance sheets. Such amounts are attributable to the timing differences between financial statement and income tax treatment of depreciation.

Note 6 - Litigation and subsequent event:

      At December 31, 2002, the Company was a party to litigation which commenced in 1998 and was associated with a patent it holds on one of its products. The U.S. District Court issued a partial Summary Judgement Order against the Company during March, 2001. On September 17, 2002, such Order was reversed by the Federal Circuit Court of Appeals. During February, 2003, the Company entered into a settlement agreement to terminate this protracted and costly litigation. Costs incurred during 2003 in settling this matter, principally accrued and reimbursed legal fees, are reflected as a fourth quarter adjustment in the accompanying financial statements. During the years ended December 31, 2002, 2001, and 2000, the Company incurred approximately $356,000, $255,500, and $621,400, respectively in legal costs substantially attributable to this matter which were charged to operations.

Note 7 - Related party transactions:

      At December 31, 2002 and 2001, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $612,300 and $563,700, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of Star brite products in Europe, Asia and South America. These amounts have been advanced by the Company on open account and, through December 31, 2002, carried interest at the same rate charged to the Company on its line of credit.

      Subsequent to the balance sheet date, such affiliates repaid $425,000 to the Company. Effective January, 2003, payments of open receivables to such affiliates will approximate those terms offered to the Company's larger non-affiliated customers and, accordingly, will not bear interest, unless they are delinquent.

      Sales of Star brite products to such affiliates aggregated approximately $317,100 and $344,600 during the years ended December 31, 2002 and 2001, respectively.

Note 8 - Commitments:

      On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year increasing by 2% on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the years ended December 31, 2002, 2001 and 2000 amounted to approximately $ 100,500, $100,500 and $100,000, respectively.

      The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations are primarily secured by the real estate leased to the Company.

      In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2003. Rent charged to operations under this lease during the year ended December 31, 2002, 2001 and 2000 amounted to approximately $92,800, $90,800 and $90,200, respectively.

      The following is a schedule of minimum future rentals on the noncancellable operating leases:

      Year ending December 31,
                       2003                 205,436
                       2004                 102,498
                       2005                 104,548
                       2006                 106,639
                       2007                 108,771
                 Thereafter                 254,922
                                          ---------
                      Total               $ 882,814
                                          =========

      During January, 2002, the Company entered into an agreement with a financial institution to provide financial advisory and investment banking services to the Company for a one year period ending January, 2003. Such agreement required a monthly retainer of $5,000, reimbursement of Company approved expenses and the issuance of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share. In addition to the foregoing, the Company has agreed to compensate the Investment Banker based on completion of certain financing arrangements and/or transactions. This agreement was renewed on a month-to-month basis during February, 2003 with a revised monthly fee of $4,000 for the aforementioned services.

Note 9 - Stock options:

      During 1991, the Company adopted a non-qualified employee stock option plan covering 200,000 shares of its common stock. During 1992, the Company adopted an incentive stock option plan covering 200,000 shares of its common stock. During 1994, the Company adopted a non-qualified employee stock option plan covering 400,000 shares of its common stock. During 2002, the Company adopted, subject to shareholder approval, a qualified employee incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.

      The following schedule shows the status of outstanding options under the Company's stock option plans as of December 31, 2002, as adjusted for the Company's stock dividend distributions of 2000 and 2002:

                                                                          Weighted
        Date       Options       Exercisable   Exercisable   Expiration   Average
Plan    granted    outstanding   Options       price         date         remaining life
----    -------    -----------   -----------   -----------   ----------   --------------

1991    11/12/99     161,700        97,020       $ .758       11/11/04       1.83
1992    03/01/99      28,875        28,875       $ .727       02/28/04       1.17
1992    12/20/01     176,000        35,200       $1.009       12/20/06       3.92
1994    05/04/99     135,135        81,081       $ .684       05/03/04       1.33
1994    12/20/00     159,500        63,800       $ .573       12/19/05       2.92
2002    10/22/02     155,000            --       $1.260       10/21/07       4.83
2002    10/22/02      35,000            --       $1.260       10/21/07       4.83
                     -------       -------                                   --------
                     851,210       305,976                                   2.65 yrs
                     =======       =======                                   ========

      On March 25, 1999, the Company granted two officers a five year option for 115,500 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

      Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following table is disclosed pursuant to such requirement.

                                               2002        2001          2000
                                               ----        ----          ----
Net income (loss)            As reported     $177,718    $106,384    ($ 244,823)
                             Pro forma       $145,125    $ 94,981      (278,734)

Earnings (loss) per share    As reported     $    .04    $    .03    ($     .06)
                             Pro forma       $    .03    $    .02    ($     .06)


      A summary of the Company's stock options as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

                                       2002                        2001                         2000
                            --------------------------   -------------------------   --------------------------
                                           Weighted                   Weighted                     Weighted
                            Optioned       average       Optioned      average       Optioned       average
                             shares     exercise price    shares    exercise price    shares     exercise price
                            --------    --------------   --------   --------------   --------    --------------

Options Outstanding
  at beginning of year        794,000        $ .89        730,500        $ .92        655,500        $1.10
Granted                       190,000         1.26        160,000         1.11        145,000          .63
Expired                        (7,500)         .68        (96,500)       (1.73)       (70,000)       (2.00)
Exercises                          --           --             --           --             --           --
Adjustment for stock
  dividend distributions      105,710           --             --           --             --           --
                           ----------        -----       --------        -----       --------        -----
Outstanding at
  end of year               1,082,210        $1.03        794,000        $ .89        730,500        $ .92
                           ==========        =====       ========        =====       ========        =====

      Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

      The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended 2002, 2001 and 2000; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 10 - Major customers:

      The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 2002. Sales to this customer represent approximately 22.5% of consolidated revenues. Subsequent to December 31, 2002, West Marine purchased another customer of the Company whose sales aggregated 3.4% of the Company's consolidated revenues.

      The Company's top five customers represent approximately 42% of consolidated revenues and 44% of consolidated trade receivables. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

Note 11 - Earnings per share:

      Earnings (loss) per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings
      (loss) per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000:

                   2002            2001             2000
                 ---------       ---------        ---------
Basic            4,438,207       4,169,870        4,058,657

Diluted          4,760,487       4,169,870        4,058,657

Note 12 - Shareholders' equity:

      During the years ended December 31, 2002 and 2000 the Company declared and distributed stock dividends of 10% and 5%, respectively.

      During the years ended December 31, 2002, 2001 and 2000 the Company awarded 129,000, 134,000, and 88,000 shares, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations aggregated approximately $67,700, $36,200, and $ 49,000 for each of such periods, respectively.

Note 13 - Subsequent events and fourth quarter results of operations:

      The Company reports its quarterly results of operations through its periodic reporting to its shareholders and the U.S. Securities and Exchange Commission. However, the fourth quarter is not reported separately and its results are incorporated within the year end financial statements. Although there is no significant seasonality associated with a typical fourth quarter's revenues or costs, certain noteworthy factors influenced the current year's quarter.

      The quarter ended December 31, 2002 was impacted by increasing cost of petroleum related raw materials, a larger than normal skewing towards lower margin contracting sales, year end inventory adjustments, and costs associated with settling outstanding litigation and trade receivable collectibility.

      Subsequent to year end certain events occurred which impacted operations and required reflection in the accompanying financial statements. Specifically, the litigation discussed in Note 6 above, and resolution of questionable trade receivables. During March, 2003, a certain customer's Chapter II proceeding was finalized and the ultimate amount to be realized by the Company attributable to its obligation became ascertainable. Such amount is lower than representations made to the Company prior thereto. The effect of the foregoing adjustments aggregated approximately $308,000 and was charged against operations of the quarter ended December 31, 2002.