Form 10-Q
period 2003-03-31
OCEAN BIO CHEM INC
filed 2003-05-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

         YES     X                                           NO
              --------                                            ------

           Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           $.01 par value common stock, 10,000,000 shares authorized, 4,805,843 shares issued and outstanding at March 31, 2003.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                        Page

Part I:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of March
          31, 2003 and December 31, 2002                                3
      Consolidated statements of operations for
          the three months ended March 31,
          2003 and 2002                                                 4
      Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2003 and 2002                                 5
      Consolidated statements of cash flows
          for the three months ended March 31,
         2003 and 2002                                                  6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                 7-8


Part II:

  Item 1. - Legal Proceedings                                           8
  Item 2. - Changes in Securities                                       8
  Item 3. - Defaults upon Senior Securities                             8
  Item 4. - Submission of Matters to Vote by Security Holders           8
  Item 5. - Other Matters                                               8
  Item 6. - Exhibits and Reports on Form 8-K                            8

Signatures                                                              9

Certifications                                                        10-11

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           MARCH 31,           DEC. 31,
                                                                             2003                2002
                                                                         ------------        -----------
                                                                          (UNAUDITED)
Current assets:
  Cash                                                                   $    140,009        $ 1,093,826
  Trade accounts receivable net of allowance
    for doubtful accounts of approximately $200,700
    March 31, 2003 and December 31, 2002, respectively                      2,491,215          3,190,357
  Inventories                                                               5,615,659          4,541,150
  Prepaid expenses                                                            184,365            129,622
   Recoverable income taxes                                                   240,000            240,000
                                                                         ------------        -----------

      Total current assets                                                  8,671,248          9,194,955
                                                                         ------------        -----------

Property, plant and equipment, net                                          7,455,725          6,977,003
                                                                         ------------        -----------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                                330,439            330,439
  Funds held in escrow for equipment                                          521,902          1,161,194
  Due from affiliated companies, net                                          232,370            612,275
  Deposits and other assets                                                   301,256            374,371
                                                                         ------------        -----------
     Total other assets                                                     1,385,967          2,478,279
                                                                         ------------        -----------
        Total assets                                                     $ 17,512,940        $18,650,237
                                                                         ============        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                               $  2,193,215          1,833,895
  Note payable - bank                                                       3,700,000          4,250,000
  Current portion of long term debt                                           600,840            601,766
  Other accrued liabilities                                                   161,375            296,422
                                                                         ------------        -----------
       Total Current Liabilities                                            6,655,430          6,982,083
                                                                         ------------        -----------

Deferred income taxes payable                                                 183,139            183,139
                                                                         ------------        -----------

Long term debt, less current portion                                        6,412,000          6,562,093
                                                                         ------------        -----------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares authorized;
     4,805,843 shares issued and outstanding at March 31, 2003
     and December 31, 2002, respectively                                       48,058             48,058
   Additional paid-in capital                                               4,341,629          4,341,629
   Foreign currency translation adjustment                               (    282,068)       (   303,575)
   Retained earnings                                                          162,947            845,005
                                                                         ------------        -----------
                                                                            4,270,566          4,931,117
   Less cost of common stock in treasury, 7,519 shares
      at March 31, 2003 and December 31, 2002                            (      8,195)       (     8,195)
                                                                         ------------        -----------
                                                                            4,262,371          4,922,922
                                                                         ------------        -----------
   Total liabilities and shareholders' equity                            $ 17,512,940        $18,650,237
                                                                         ============        ===========

                                        3

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 and 2002
                                   (UNAUDITED)


                                                                             2003                2002
                                                                         ------------        -----------

Gross sales                                                              $  3,225,770        $ 4,254,986

Allowances                                                                    355,003            337,010
                                                                         ------------        -----------

Net sales                                                                   2,870,767          3,917,976

Cost of goods sold                                                          2,545,636          2,918,958
                                                                         ------------        -----------

Gross profit                                                                  325,131            999,018
                                                                         ------------        -----------

Costs and expenses:
    Advertising and promotion                                                 137,549            153,395
    Selling and administrative                                                801,940            686,639
    Interest expense                                                           70,108             90,974
                                                                         ------------        -----------

       Total costs and expenses                                             1,009,597            931,008
                                                                         ------------        -----------

Operating income (loss)                                                  (    684,466)            68,010

Interest income                                                                 2,408                 33
                                                                         -------------       -----------

Income (loss) before income taxes                                        (    682,058)            68,043

Provision for income taxes                                                        -               11,100
                                                                         -------------       -----------

Net income (loss)                                                        (    682,058)            56,943

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                                    21,507        (    13,422)
                                                                         -------------       -----------

Comprehensive income (loss)                                              ($   660,551)       $    43,521
                                                                         =============       ===========

Earnings (loss) per common share                                         ($       .14)       $       .01
                                                                         =============       ===========

Earnings loss per share was calculated on the basis of 4,797,716 and 4,232,370 weighted average shares of common stock outstanding for the quarters ended March 31, 2003 and 2002, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                    Additional     Foreign
                                  Common stock       paid-in       currency      Retained      Treasury
                              Shares      Amount     capital      adjustment     earnings        stock         Total
                            ---------    -------    ----------   ----------     ----------     ---------    ----------

January 1, 2003             4,805,843    $48,058    $4,341,629    ($303,575)    $  845,005     ($ 8,195)    $4,922,922


Net (loss)                                                                      (  682,058)                   (682,058)


Foreign currency
  translation
  adjustment                                                         21,507                                     21,507
                            ---------    -------    ----------    ----------    ----------     ---------    ----------

March 31, 2003              4,805,843    $48,058    $4,341,629    ($282,068)    $  162,947     ($ 8,195)    $4,262,371
                            =========    =======    ==========    ==========    ==========     =========    ==========




January 1, 2002             4,239,889    $42,399    $3,755,219    ($262,933)    $1,234,832     ($ 8,195)    $4,761,322


Net income                                                                          56,943                      56,943

Foreign currency
  translation
  adjustment                                                      (  13,422)                                (   13,422)
                            ---------    -------    ----------    ----------    ----------     ---------    ----------

March 31, 2002              4,239,889    $42,399    $3,755,219    ($276,355)    $1,291,775     ($ 8,195)    $4,804,843
                            =========    =======    ==========    ==========    ==========     =========    ==========


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 and 2002
                                   (UNAUDITED)


                                                                                    2003           2002
                                                                                -----------     ----------
Cash flow provided (used) by operating activities:

  Net income (loss)                                                             ($  682,058)    $   56,943

Adjustments to reconcile net income to net cash provided (used) by operations:
 Depreciation and amortization                                                      154,882        148,578
  Changes in assets and liabilities:
  Decrease in accounts receivable                                                   699,142        402,875
  (Increase) in inventories                                                     ( 1,074,509)    (  496,459)
  Decrease in prepaid expenses                                                  (    54,743)        15,800
  (Increase) decrease in accounts payable,
   accrued expenses and other                                                       297,388        122,828
                                                                                ------------    -----------

  Net cash provided  by operating activities                                    (   659,898)       250,565
                                                                                ------------    -----------

Cash provided (used) by financing activities:
  Net increase under line of credit                                             (   550,000)        79,889
  Net reduction in advances to affiliates                                           379,905         29,532
  Net increase (reduction) in current portion
     of long term debt                                                                   66          2,904
  Net (reduction) in long term borrowings                                       (   151,085)    (  113,679)
                                                                                ------------    -----------


  Net cash provided (used) by financing activities                              (   321,114)    (    1,354)
                                                                                ------------    -----------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                                            5,688     (   55,936)
                                                                                ------------    -----------

 Net cash used by investing activities                                                5,688     (   55,936)
                                                                                ------------    -----------

Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                                         (   975,324)       193,275

 Effect of foreign currency translation on cash                                      21,507     (   13,422)
                                                                                ------------    -----------

Increase (decrease) in cash                                                     (   953,817)       179,853
Cash at beginning of period                                                       1,093,826         82,000
                                                                                ------------    -----------

Cash at end of period                                                           $   140,009     $  261,853
                                                                                ============    ===========

Supplemental Information:
  Cash used for interest during period                                          $    70,108     $   90,974
                                                                                ============    ===========
  Cash used for income taxes during period                                      $       -       $      -
                                                                                ============    ===========

The company had no cash equivalents at March 31, 2003 and 2002.

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

     Certain financial statement items for the quarter ended March 31, 2002 have been reclassified to conform to the 2003 presentation.

Item 2.          Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

Liquidity and Capital Resources:

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,000,000. The line matures on May 31, 2003. Under the terms of the line, the Registrant is required to maintain a minimum level of working capital and meet certain other financial covenants during the term of the agreement.. As of March 31, 2003, the amount outstanding pursuant to this facility was $3,700,000 and, as of such date, the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such non compliance.

     During July, 2002, the Registrant finalized the working capital line of credit discussed in the preceding paragraph as well as an Industrial Revenue Bond financing issued through the city of Montgomery, AL in the amount of $3,500,000 to be utilized for a plant expansion and related equipment at the Registrant's Montgomery, AL facility. Such financing was secured with favorable interest rate terms which float with current conditions. The present interest rate is approximately 2% per year.

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

Results of Operations:

     Net sales decreased approximately 26.7% or $1,047,000 for the quarter ended March 31, 2003 when compared to the same quarter of the preceding year. Such decrease was primarily attributed to colder weather in the northern states causing delays in the start of the boating season and thereby sales of marine products coupled with a change in on-hand inventory requirements of one of the Registrant's larger customers resulting in a hiatus in shipping to such customer until they reduced their inventory to desired levels. Both of these factors have returned to normal during the March/April time frame.

     Cost of goods sold increased as a percentage of net sales when comparing the quarter ended March 31, 2003 with the comparable quarter in 2002. The percentages were 88.7% and 74.5% for the quarters ended during 2003 and 2002, respectively. This change was attributable to increasing costs of petroleum based raw materials, many of which are key components of the Registrant's products. The percentage was also adversely impacted by spreading the fixed element of manufacturing overhead over the lower sales levels experienced during the current quarter. In an attempt to offset the foregoing, the Company has passed on price increases on certain products during the quarter ending June 30, 2003. It should also be noted that subsequent to the first quarter and as a result of the termination of the war in Iraq, petroleum pricing has stabilized and has started drifting lower.

     Selling and administrative expenses increased approximately $115,300 or 17% when comparing the quarters ended March 31, 2003 and 2002. This change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Advertising and promotion decreased approximately $ 15,800 or 10 % comparing the three months ended March 31, 2003 and 2002. This was caused by decreased co-op advertising offered to certain customers.

     Interest expense decreased by approximately $ 20,900 when comparing the March 31, 2003 quarter to the corresponding quarter in 2002. This was the result of lower borrowing costs resulting from the current low interest rate environment.

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

                           PART II - Other Information

Item l - Legal Proceedings:

     The long standing litigation over the Company's patented Liquid Electric Tape was settled during the quarter ended March 31, 2003. See the Registrant's Form 10-K for the year ended December 31, 2002.

Item 2 - Changes in Securities: Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K:

                 (a)   Exhibits: Not applicable

                 (b) Reports on Form 8-K:

     Form 8-K was filed on March 14, 2003 disclosing the resolution of the North American Oil Company litigation. See the Registrant's Form 10-K for the year ended December 31, 2002.

     Form 8-K was filed on April 14, 2003 disclosing the Board of Directors' election of a new outside director, Sonia B. Beard. Ms. Beard will serve until the upcoming Annual Meeting of Shareholders when she will be presented to the shareholders, along with the other directors for election for a new term.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         OCEAN BIO-CHEM, INC.

Date:   May 14, 2003                     By: /s/ PETER G. DORNAU
     ----------------------------           ------------------------------------
                                             Peter G. Dornau
                                             Chairman of the Board and
                                             Chief Executive Officer


                                         By: /s/ EDWARD ANCHEL
                                            -----------------------------------
                                              Edward Anchel
                                              Chief Financial Officer

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


                                      OCEAN BIO-CHEM, INC.

Date: May 14, 2003                    /s/ Peter Dornau
      ------------                    ----------------------------------
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

                                      OCEAN BIO-CHEM, INC.

Date: May 14, 2003                    /s/ Edward Anchel
      ------------                    ----------------------------------
                                      Edward Anchel
                                      Chief Financial Officer