Form 10-Q
period 2003-06-30
OCEAN BIO CHEM INC
filed 2003-08-13
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                           Commission File No. 2-70197


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

           $.01 Par Value Common Stock, 10,000,000 shares authorized.
            4,960,843 shares issued and outstanding at June 30, 2003

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                        Page

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2003 and December 31, 2002                                3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2003 and 2002                                                 4

      Consolidated statements of changes in
          shareholders' equity for the six  months
          ended June 30, 2003 and 2002                                  5

      Consolidated statements of cash flows
          for the six months ended June 30, 2003 and 2002               6

  Item 2. -     Management's Discussion and Analysis
                of Financial Condition and Results of Operations       7-8


Part II:

  Item 1. - Legal Proceedings                                           9
  Item 2. - Changes in Securities                                       9
  Item 3. - Defaults upon Senior Securities                             9
  Item 4. - Submission of Matters to Vote by Security Holders           9
  Item 5. - Other Matters                                               9
  Item 6. - Exhibits and Reports on Form 8-K                            9

Signatures                                                             10

Exhibit 31.0  Certification of CEO                                     11
Exhibit 31.1  Certification of CFO                                     12
Exhibit 32    Certification of CEO and CFO                             13

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.

                                     ASSETS

                                                              JUNE 30,         DECEMBER 31,
                                                               2003               2002
                                                          --------------      -------------
                                                                               (Unaudited)
Current assets:
Cash                                                      $       53,289      $   1,093,826
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $59,450 and
  $200,700 at June 30, 2003 and December  31,
   2002, respectively                                          3,717,709          3,190,357
Inventories                                                    5,934,067          4,541,150
Prepaid expenses and other current assets                        146,331            129,622
Recoverable income taxes                                           -                240,000
                                                          --------------      -------------
    Total current assets                                       9,851,396          9,194,955
                                                          --------------      -------------

Property, plant and equipment, net                             7,489,054          6,977,003
                                                          --------------      -------------

Other assets:
Funds held in escrow for equipment                               367,873          1,161,194
Trademarks, trade names and patents, net
  of accumulated amortization                                    330,439            330,439
Due from affiliated companies, net                               307,145            612,275
Deposits and other assets                                        296,707            374,371
                                                          --------------      -------------
    Total other assets                                         1,302,164          2,478,279
                                                          --------------      -------------

    Total assets                                          $   18,642,614      $  18,650,237
                                                          ==============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                                  $    2,063,065      $   1,833,895
Note payable - bank                                            4,600,000          4,250,000
Current portion of long-term debt                                582,115            601,766
Accrued expenses payable                                         166,030            296,422
                                                          ---------------     --------------
 Total current liabilities                                     7,411,210          6,982,083
                                                          ---------------     --------------

Deferred income taxes payable                                    183,139            183,139
                                                          ---------------     --------------

Long-term debt, less current portion                           6,279,835          6,562,093
                                                          ---------------     --------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
 authorized, 4,960,843 and 4,805,843 shares
 issued and outstanding at June 30, 2003 and
 December 31, 2002, respectively                                  49,608             48,058
Additional paid-in capital                                     4,409,829          4,341,629
Foreign currency translation adjustment                   (      253,863)     (     303,575)
Retained earnings                                                561,051            845,005
                                                          ---------------     --------------
                                                               4,776,625          4,931,117
Less cost of common stock in treasury,
 7,519 shares at June 30, 2003 and
 December 31, 2002, respectively                          (        8,195)     (       8,195)
                                                          ---------------     --------------
                                                               4,768,430          4,922,922
                                                          ---------------     --------------

Total liabilities and shareholders' equity                $   18,642,614      $  18,650,237
                                                          ===============     ==============

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                          ENDED JUNE 30,
                                              2003             2002                 2003             2002
                                         ------------       -----------         -----------      ------------

Gross sales                              $ 5,462,282        $ 4,674,323         $ 8,688,052      $  8,929,309

Allowances                                    351,531           409,393             706,534           746,403
                                         ------------       -----------         -----------      ------------
Net sales                                   5,110,751         4,264,930           7,981,518         8,182,906
Cost of goods sold                          3,630,147         3,061,118           6,175,783         5,980,076
                                         ------------       -----------         -----------      ------------
Gross profit                                1,480,604         1,203,812           1,805,735         2,202,830
                                         ------------       -----------         -----------      ------------
Costs and expenses:
Advertising and promotion                     189,775           227,370             327,324           380,765
Selling and administrative                    805,967           655,515           1,607,907         1,342,155
Interest expense                               77,583            79,188             147,691           170,161
                                         ------------       -----------         -----------      ------------
    Total cost and expenses                 1,073,325           962,073           2,082,922         1,893,081
                                         ------------       -----------         -----------      ------------

Income (loss) from operations                 407,279           241,739         (   277,187)          309,749
Interest income                                   825                31               3,233                64
                                         ------------       -----------         -----------      ------------
Income (loss) before income taxes             408,104           241,770         (   273,954)          309,813
Provision for income taxes                      -               102,900               -               114,000
                                         ------------       -----------         -----------      ------------
Net income (loss)                             408,104           138,870         (   273,954)          195,813

Other comprehensive income
   (loss) net of income taxes:
Foreign currency translation
  adjustment                                   28,205             7,570              49,712      (      5,852)
                                         ------------       -----------         -----------      -------------
Comprehensive income (loss)              $    436,309       $   146,440         ($  224,242)     $    189,961
                                         ============       ===========         ============     =============
Earnings (loss) per
  common share                           $        .08       $       .03         ($      .06)     $        .05
                                         ============       ===========         ============     =============


     Earnings per share were calculated on the basis of 4,823,549 and 4,296,870 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2003 and 2002, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                             Additional      Foreign
                         Common stock         paid-in        currency      Retained     Treasury
                       Shares     Amount      capital       adjustment     earnings       stock       Total
                     ---------    -------    ----------     ----------    ----------    --------    ----------
January 1, 2003      4,805,843    $48,058    $4,341,629     ($ 303,575)   $  845,005    ($ 8,195)   $4,922,922

Net loss                                                                  (  273,954)               (  273,954)

Issuances of stock     155,000      1,550        68,200                                                 69,750

Foreign currency
  translation
  adjustment                                                    49,712                                  49,712
                     ---------    -------    ----------     -----------   ----------    ---------   ----------
June 30, 2003        4,960,843    $49,608    $4,409,829     ($ 253,863)   $  571,051    ($ 8,195)   $4,768,430
                     =========    =======    ==========     ===========   ==========    =========   ==========


January 1, 2002      4,239,889    $42,399    $3,755,219     ($ 262,933)   $1,234,832    ($ 8,195)   $4,761,322


Net income                                                                   195,813                   195,813


Issuances of stock     129,000      1,290        66,435                                                 67,725

Foreign currency
  translation
  adjustment                                                (    5,852)                             (    5,852)
                     ---------    -------    ----------     -----------   ----------    ---------   ----------
June 30, 2002        4,368,889    $43,689    $3,821,654     ($ 268,785)   $1,430,645    ($ 8,195)   $5,019,008
                     =========    =======    ==========     ===========   ==========    =========   ==========



                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                               2003          2002
                                                            ----------    ----------
Cash flow provided by operating activities:
Net income (loss)                                           ($ 273,954)   $  195,813

Adjustments to reconcile net income
   to net cash provided by operations:
Depreciation and amortization                                  314,924       297,662
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                (  527,352)      857,474
   (Increase) in inventory                                  (1,392,917)   (  870,661)
   (Increase) decrease in prepaid expenses
     and other current assets                                  223,291    (    4,415)
  (Decrease) in accounts payable,
     accrued expenses and other                                176,442    (  255,374)
                                                            -----------   -----------
      Net cash provided (used) by operating activities      (1,479,566)      220,499
                                                            -----------   -----------
Cash flows from financing activities:
  Net increases under line of credit                           350,000        38,275
  Reduction in advances from affiliates                        305,130        38,336
  Payments on debts, net                                    (  301,909)   (  224,635)
  Common stock transactions                                     69,750        67,725
                                                            -----------   -----------
      Net cash provided (used) by financing activities         422,971    (   80,299)
                                                            -----------   -----------
Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                               (   33,654)   (  105,922)
                                                            -----------   -----------
     Net cash (used) by investing activities                (   33,654)   (  105,922)
                                                            -----------   -----------
  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                (1,090,249)       34,278

  Effect of foreign currency translation adjustment
    on cash                                                     49,712    (    5,852)
                                                            -----------   -----------
Net increase (decrease) in cash                             (1,040,537)       28,426

Cash at beginning of period                                  1,093,826        82,000
                                                            -----------   -----------
Cash at end of period                                       $   53,289    $  110,426
                                                            ===========   ===========
Supplemental information:
Cash used for payment of interest during period             $  147,691    $  170,098
                                                            ===========   ===========
Cash used for payment of income taxes during
    period                                                  $    -        $    -
                                                            ===========   ===========

The company had no cash equivalents at June 30, 2003 and 2002.

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

     Certain financial statement items for the three and six months ended June 30, 2002 have been reclassified to conform with the 2003 presentation.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. Advances under the Registrant's line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,000,000 bearing interest at the lender's prime rate plus .25%. The line, which matures on May 31, 2004, requires the Registrant to maintain certain financial ratios. As of June 30, 2003, the amount outstanding pursuant to the working capital line of credit was $4,600,000.

     During July, 2002, the Registrant finalized the working capital line of credit discussed in the preceding paragraph as well as an Industrial Revenue Bond financing issued through the city of Montgomery, AL in the amount of $3,500,000 to be utilized for a plant expansion and related equipment at the Registrant's Montgomery, AL facility. Such financing was obtained with favorable interest rate terms which float with current conditions. The present interest rate is approximately 1% per year.

     The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

Results of Operations For The Three Month Period April 1- June 30:

     Gross sales increased approximately 14.4% or $788,000 for the quarter ended June 30, 2003 when compared to the same quarter of the preceding year. Management attributes this increase substantially from recently introduced new marine oil products and, in part due to the timing of customer orders comparing the 2003 and 2002 periods.

     Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended June 30, 2003 with the comparable quarter in 2002. The percentages were 71.0% and 71.8% for the respective quarters. This change, although not significant, represents an improvement and is attributed to an on-going effort to monitor costs.

     Selling and administrative expenses increased approximately $150,500 or 18.7%comparing the quarters ended June 30, 2003 and June 30, 2002. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Advertising and promotion decreased approximately $37,600 or 19.9% comparing the three months ended June 30, 2003 and 2002. This resulted primarily from decreased co-op advertising offered certain customers and the timing of various advertising programs in 2003.

     Interest expense was substantially unchanged comparing the quarters ended June 30, 2003 and 2002 and amounted to approximately $77,600 and $79,200, respectively.


Results of Operations For the Six Month Period January 1 - June 30:

     Gross Sales decreased 2.7% or approximately $241,000 when comparing the six month periods of 2003 and 2002. Management attributes this to a very weak first quarter caused by weather problems throughout the United States and a change in ordering policies by one of the Registrant's larger customers. During the second quarter of 2003, the Registrant benefited from both new marine oil product sales as well as resumption of ordering from the aforementioned customer.

     Cost of goods sold increased as a percentage of net sales when comparing the six months ended June 30, 2003 with the comparable period in 2002. The percentages were 77.4% and 73.1% for the six month periods ended 2003 and 2002, respectively. This change resulted from various factors, some of which negatively impacted margins and others which mitigated these factors. Specifically, petroleum products have costs which are higher than those experienced in prior periods and currently represent a higher portion of manufacturing efforts. In addition, a price increase was passed along on certain products, and margins are impacted by spreading fixed overheads over lower revenues.

     Advertising and promotion expenses decreased approximately $53,400 when comparing the six months ended June 30, 2003 to the six months ended June 30, 2002. This was primarily due to a planned decrease in the advertising budget.

     Selling and administrative expenses increased for the six months ended June 30, 2003 by approximately $ 265,800 or 19.9% when compared to the six months ended June 30, 2002. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Interest expense decreased during 2003 by approximately $22,400 when compared to the same six month period of 2002. This change was primarily due to the impact of decreasing interest rates.

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine, receational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II:  OTHER INFORMATION

     Item l - Legal Proceedings: See Registrant's Form 10-K for the year ended December 31, 2002.

     Item 2 - Changes in Securities: On April 1, 2003, 155,000 shares of the Registrant's common stock were issued pursuant to an employee bonus program.

     Item 3 - Defaults Upon Senior Securities: Not applicable

     Item 4 - Submission of Matters to Vote of Security Holders: On June 19, 2003, at the Registrant's annual meeting of shareholders, seven directors; Peter Dornau, Edward Anchel, Jeffrey Tieger, Laz Schneider, James Kolisch, John B. Turner, and Sonia B. Beard were elected. Shareholders also approved Berkovits, Lago & Co., LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2003 and ratified the adoption of a Qualified Incentive Stock Option Plan and a Non-qualified Stock Option Plan. The tabulation of voting for the foregoing was as follows:


                                            For          Against           Abstain
                                         ---------     -----------      ------------
           Peter Dornau                  3,276,926           1,603             3,334
           Edward Anchel                 3,276,926           1,603             3,334
           Jeffrey Tieger                3,276,926           1,603             3,334
           Laz Schneider                 3,276,926           1,603             3,334
           James Kolisch                 3,276,926           1,603             3,334
           John B. Turner                3,276,926           1,603             3,334
           Sonia B. Beard                3,276,926           1,603             3,334

           Berkovits, Lago
            & Co.,LLP, CPA's             4,629,299          15,703             4,823

           Qualified Incentive
             Stock Option Plan           3,276,926          12,892         1,360,007

           Non-qualified Stock
             Option Plan                 3,266,504          21,271         1,362.050



     Item 5 - Other Matters: Not applicable

     Item 6 - Exhibits:

     (A) Exhibits - Exhibits 31.0 and 31.1, Executive Officer Certifications
                    Exhibit 32 - Certification of CEO and CFO furnished, but not filed

     (B) Reports on Form 8-K - Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    OCEAN BIO-CHEM, INC.

Date: August 13, 2003                                /s/ Peter Dornau
                                                    -------------------------
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                     /s/ Edward Anchel
                                                    -------------------------
                                                    Edward Anchel
                                                    Chief Financial Officer

                                                                      EXHIBIT 31
                                 CERTIFICATION


                 I, Peter Dornau certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2003;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

         OCEAN BIO-CHEM, INC.

         Date:    August 13, 2003                      /s/ Peter Dornau
                                                       ------------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board of
                                                       Directors  and Chief
                                                       Executive Officer

                                                                    EXHIBIT 31.1
                                 CERTIFICATION

                 I, Edward Anchel certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2003;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


         OCEAN BIO-CHEM, INC.

         Date:    August 13, 2003                      /s/ Edward Anchel
                                                       ------------------------
                                                       Edward Anchel
                                                       Chief Financial Officer

                                                                      Exhibit 32



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: August 13, 2003


                                                       /s/ Peter Dornau
                                                       ------------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board of
                                                       Directors  and Chief
                                                       Executive Office




                                                       /s/ Edward Anchel
                                                       ------------------------
                                                       Edward Anchel
                                                       Chief Financial Officer