Form 10-Q
period 2003-09-30
OCEAN BIO CHEM INC
filed 2003-11-12
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                           59-1564329
------------------------------                       ---------------------------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                           Identification No.)


4041 S. W. 47 Avenue, Fort Lauderdale, Florida                          33314
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

          YES [ X  ]                                      NO [     ]

     Indicate by check mark whether the Registrant ia an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).

          YES [   ]                                       NO [  X  ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            $.01 Par Value Common Stock 10,000,000 shares authorized;
             4,960,843 issued and outstanding at September 30, 2003.

                         OCEAN BIO-CHEM AND SUBSIDIARIES

                                      INDEX


Description                                                               Page
                                                                          ----
Part I:

 Item 1. -  Financial Statements:

     Consolidated balance sheets as of September 30, 2003
       and December 31, 2002                                                3
     Consolidated statements of operations for the three and
       nine months ended September 30, 2003 and 2002                        4

     Consolidated statements of changes in shareholders'
       equity for the nine months ended September 30, 2003
       And 2002                                                             5

     Consolidated statements of cash flows for the nine months
       Ended September 30, 2003 and 2002                                    6

 Item 2. -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7-8

Part II:

 Item 1. - Legal Proceedings                                                9
 Item 2. - Changes in Securities                                            9
 Item 3. - Defaults upon Senior Securities                                  9
 Item 4. - Submission of Matters to Vote by Security Holders                9
 Item 5. - Other information                                                9
 Item 6. - Exhibits and Reports on Form 8-K                                 9


Signatures                                                                  9

Certifications                                                            10-13

                         Part I - Financial Information

Item I. Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2003               2002
                                                             --------------      -------------
                                                              (Unaudited)
Current assets:
   Cash                                                      $      240,025      $   1,093,826
   Trade accounts receivable net of allowances for
     doubtful accounts of approximately $ 81,500 and
     $ 200,700 at September 30, and December 31, 2002,
     respectively                                                 4,374,276          3,190,357
Inventories                                                       6,151,101          4,541,150
   Prepaid expenses and other current assets                        216,957            129,622
   Recoverable income taxes                                           -                240,000
                                                             --------------      -------------
       Total current assets                                      10,982,359          9,194,955
                                                             --------------      -------------

Property, plant and equipment, net                                7,578,052          6,977,003
                                                             --------------      -------------
Other assets:
   Funds held in escrow for equipment, net                          203,320          1,161,194
   Trademarks, trade names and patents, net
     of accumulated amortization                                    330,439            330,439
   Deposits and other assets                                        306,468            374,371
   Due from affiliated companies, net                               314,234            612,275
                                                             --------------      -------------
       Total other assets                                         1,154,461          2,478,279
                                                             --------------      -------------

      Total assets                                           $   19,714,872      $  18,650,237
                                                             ==============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                  $    2,517,337      $   1,833,895
   Note payable - bank                                            4,750,000          4,250,000
   Current portion of long-term debt                                557,022            601,766
   Accrued expenses payable                                         189,953            296,422
                                                             --------------      -------------
       Total current liabilities                                  8,014,312          6,982,083
                                                             --------------      -------------

Deferred income taxes payable                                       253,139            183,139
                                                             --------------      -------------

Long term debt, less current portion                              6,172,930          6,562,093
                                                             --------------      -------------

Shareholders' equity:
   Common stock - $.01 par value 10,000,000
     shares authorized, 4,960,843 and 4,805,843
     issued and outstanding at September 30, 2003
     and December 31, 2002, respectively                             49,608             48,058
   Additional paid-in capital                                     4,409,829          4,341,629
   Foreign currency translation adjustment                   (      254,571)     (     303,575)
   Retained earnings                                              1,077,820            845,005
                                                             --------------      -------------
                                                                  5,282,686          4,931,117
   Less cost of common stock in treasury,
     7,519 shares at September 30, 2003
     and December 31, 2002, respectively                     (        8,195)     (       8,195)
                                                             --------------      -------------
                                                                  5,274,491          4,922,922
                                                             --------------      -------------

Total liabilities and shareholders' equity                   $   19,714,872      $  18,650,237
                                                             ==============      =============

                                        3

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months                 For the nine months
                                                ended September 30,                 ended September 30,
                                               2003            2002                2003            2002
                                               ----            ----                ----            ----
Gross sales                                  $7,147,944     $ 7,658,158        $15,835,996      $16,587,467
Allowances                                      715,394         810,807          1,421,928        1,557,210
                                             ----------     -----------        -----------      -----------

Net sales                                     6,432,550       6,847,351         14,414,068       15,030,257
Cost of goods sold                            4,675,359       5,489,046         10,851,142       11,469,122
                                             ----------     -----------        -----------      -----------

Gross profit                                  1,757,191      1,358,305           3,562,926        3,561,135
                                             ----------   -------------        -----------      -----------

Cost and expenses:
   Advertising and promotion                    313,256         173,128            640,580          553,893
   Selling and administrative                   754,069         718,497          2,361,976        2,060,652
   Interest expense                              70,642          95,270            218,333          265,431
                                             ----------     -----------        -----------      -----------
     Total costs and expenses                 1,137,967         986,895          3,220,889        2,879,976
                                             ----------     -----------        -----------      -----------

Income from operations                          619,224         371,410            342,037          681,159

Interest income                                   7,544           3,061             10,778            3,126
                                             ----------     -----------        -----------      -----------

Income before provision
   For income taxes                             626,768         374,471            352,815          684,285

Provision for income taxes                      120,000         118,700            120,000          232,700
                                             ----------     -----------        -----------      -----------

Net income                                      506,768         255,771            232,815          451,585

Other comprehensive income, net
  of income taxes:
      Foreign currency
      translation adjustment                 (      708)    (    25,247)            49,004      (    31,099)
                                             ----------     -----------        -----------      -----------

Comprehensive income                         $  506,060     $   230,524        $   281,819      $   420,486
                                             ==========     ===========        ===========      ===========

Earnings per common share                    $   .10        $    .05           $    .05         $    .10
                                             ==========     ===========        ===========      ===========





     Earnings per share for the nine and three months ended September 30, 2003 were calculated on the basis of 4,866,605 weighted average shares of common stock outstanding. For the nine and three months ended September 30, 2002, earnings per share were calculated using 4,318,370 weighted average shares of common stock outstanding.

     The company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the Registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                             Additional      Foreign
                               Common stock                   paid-in        currency        Retained     Treasury
                                 Shares        Amount         capital       adjustment       earnings      stock          Total
                               ---------     ----------     -----------     ----------      ---------     ----------    ------------
January 1,
   2003                        4,805,843     $   48,058     $ 4,341,629     ($ 303,575)     $  845,005    ($  8,195)    $  4,922,922


Net Income                                                                                     232,815                        32,815

Issuances of stock               155,000          1,550          68,200                                                       69,750

Foreign currency
   translation
   adjustment                                                                   49,004                                        49,004
                               ---------     ----------     -----------     -----------     ----------    ----------    ------------

September 30,
   2003                        4,960,843     $   49,608     $ 4,409,829     ($ 254,571)     $1,077,820    ($  8,195)    $  5,274,491
                               =========     ==========     ===========     ===========     ==========    ==========    ============


January 1,
   2002                        4,239,889     $   42,399     $ 3,755,219     ($ 262,933)     $1,234,832    ($  8,195)    $  4,761,322


Net income                                                                                     451,585                       451,585

Issuances of stock               129,000          1,290          66,435                                                       67,725

Foreign currency
   translation
   adjustment                                                               (   31,099)                                       31,099
                               ---------     ----------     -----------     ----------      ----------    ----------    ------------


September 30,
   2002                        4,368,889     $   43,689     $ 3,821,654     ($ 294,032)     $1,686,417    ($  8,195)    $  5,249,533
                               =========     ==========     ===========     ===========     ==========    =========     ============







                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                2003           2002
                                                            -----------     -----------
Cash flows provided by operating activities:
Net Income                                                  $   232,815     $   451,585
Adjustments to reconcile net income
   to net cash provided by operations:
         Depreciation and amortization                          495,420         446,858
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable               ( 1,183,919)    ( 1,839,900)
            (Increase) in inventories                       ( 1,609,951)    (   662,688)
            (Increase) in prepaid expenses                  (    87,335)    (    64,532)
            Increase in accounts payable,
              Accrued expenses, and other                       954,876         510,391
                                                            ------------    ------------
         Net cash provided (used) by operating activities   ( 1,198,094)    ( 1,158,286)
                                                            ------------    ------------

Cash flows from financing activities:
      Net increases under line of credit                        500,000         584,140
      Repayments of advances to affiliates                      298,041         103,328
      Borrowings (reductions) of debts, net                 (   433,907)      3,129,895
      Common stock transactions                                  69,750          67,725
                                                            ------------    -----------
         Net cash provided by financing activities              433,884       3,885,088
                                                            ------------    -----------

Cash flows from investing activities:
      Increase in funds held in escrow for equipment
        purchases                                                -          ( 2,150,816)
      Purchase of property, plant and equipment, net        (   138,595)    (   395,010)
                                                            ------------    ------------
         Net cash used by investing activities              (   138,595)    ( 2,545,826)
                                                            ------------    ------------

      Increase (decrease) in cash prior to effect of
         Foreign currency translation                       (   902,805)        180,976
      Effect of foreign currency translation on cash             49,004     (    31,099)
                                                            ------------    ------------

      Net increase (decrease) in cash                       (   853,801)        149,877

      Cash at beginning of period                             1,093,826          82,000
                                                            ------------    -----------

      Cash at end of period                                 $   240,025     $   231,877
                                                            ============    ===========

Supplemental Information:
      Cash used during the periods for payment of:
      Interest                                              $   218,333     $   265,431
                                                            ===========     ===========

      Income taxes                                          $      -        $     -
                                                            ===========     ===========







The Company had no cash equivalents at September 30, 2003 or 2002

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The information contained in this Report is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Certain financial statement items for the three and nine months ended September 30, 2002 have been reclassified in order to conform with the 2003 presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The primary sources of the Registrant's liquidity are its operations, short term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,500,000. Borrowings under the line are due on demand from the bank. Under the terms of the line, the Registrant is required to comply with certain financial covenants related to its working capital levels, a maximum debt to tangible net worth ratio, and minimum debt service coverage factor. As of September 30, 2003, the amount outstanding pursuant to this facility was $4,750,000.

     During July, 2002, the Registrant finalized the working capital line of credit discussed in the preceding paragraph as well as an Industrial Revenue Bond financing issued through the city of Montgomery, AL in the amount of $3,500,000 to be utilized for a plant expansion and related purchase of equipment at the Registrant's Montgomery, AL facility. Such financing was secured with favorable interest rate terms which float with current conditions. The present interest rate is approximately 2% per year.

     The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

    Results of operations for the three month periods July 1 - September 30:

     Net sales decreased approximately 6% or approximately $415,000 for the quarter ended September 30, 2003 when compared to the same quarter of the preceding year. This was primarily due to decreased sales of the Company's marine anti-freeze and automotive products. The anti-freeze decrease was attributed to commodity pricing of raw materials and related freight issues, and the automotive decrease resulted from initial customer reaction to the Company's strategic decision to achieve higher margins on these products.

     Gross margins improved and cost of goods sold decreased as a percentage of net sales when comparing the quarters ended September 30, 2003 and 2002. The percentages were 73% and 80% for the periods during 2003 and 2002, respectively. This change was primarily due to management's on-going initiatives towards improving operating margins including a general sales price increase, utilization of cash discounts offered by suppliers, and product pricing in response to current commodity costs.

     Advertising and promotion increased approximately $140,000 or 81% comparing the three months ended September 30, 2003 and 2002. This was primarily due to increased co-operative advertising programs and other planned increases in the advertising budget.

     Selling and administrative expenses increased approximately $35,500 or 5% when comparing the quarters ended September 30, 2003 and 2002. Such changes are attributable to normal incremental costs of operations.

     Interest expense, which aggregated approximately $70,600 for the current three month period, decreased approximately $24,600 when comparing the September 30, 2003 quarter to the corresponding period in 2002. Such decrease was primarily attributed to the current economic environment of low interest rates.


   Results of operations for the nine month periods January 1 - September 30:

     Net sales decreased 4% or approximately $616,200 when comparing the nine month periods of 2003 and 2002. This was primarily due to a decrease in sales of the Company's marine anti-freeze and automotive products. The anti-freeze decrease was attributed to commodity pricing of raw materials and related freight issues, and the automotive decrease resulted from initial customer reaction to the Company's strategic decision to achieve higher margins on these products.

     Gross margins improved and cost of goods sold decreased as a percentage of net sales when comparing the nine month periods ended September 30, 2003 and 2002. The percentages were 75% and 76% for the periods during 2003 and 2002, respectively. This change was impacted by cost increases experienced during the earlier quarters of 2003 and management's on-going initiatives towards improving operating margins including a general sales price increase, utilization of cash discounts offered by suppliers, and product pricing in response to current commodity costs.

     Advertising and promotion expenses increased approximately $86,700 when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. This was primarily due to increased co-operative advertising programs and other planned increases in the advertising budget.

     Selling and administrative expenses increased for the nine months ended September 30, 2003 by approximately $301,300 or 15% when compared to the nine months ended September 30, 2002. Such change was attributable to increased personnel costs and other incremental costs of operations.

     Interest expense decreased during the nine month period in 2003 by approximately $47,000 when compared to the nine month period of 2002. Such decrease was primarily attributed to the current economic environment of low interest rates.


                           Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: See the Registrant's Form 10-K for the year ended December 31, 2002.

Item 2 - Changes in Securities:  Not Applicable

Item 3 - Defaults Upon Senior Securities:  Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not Applicable

Item 5 - Other Information:  Not Applicable

Item 6 - Exhibits:  Not Applicable

(A)      Exhibits:  Not Applicable

(B)      Reports on Form 8-K: Not Applicable






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

   OCEAN BIO-CHEM, INC.

Date: November 12, 2003                       /s/ Peter G. Dornau
     ----------------------------------      ------------------------------
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                             /s/ Edward Anchel
                                             -------------------------------
                                             Edward Anchel
                                             Chief Financial Officer

                                                            Exhibit 31

                                 CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this  quarterly  report on Form 10-Q of Ocean  Bio-Chem,
Inc.:

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     i. Designed such disclosure controls and procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     iii. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):


     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     OCEAN BIO-CHEM, INC.

           Date:    November 12, 2003                  /s/ Peter G. Dornau
                    -------------------                ----------------------
                                                       Peter D. Dornau
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                                            Exhibit 31.1

                                 CERTIFICATION


I, Edward Anchel, certify that:

     1. I have reviewed this  quarterly  report on Form 10-Q of Ocean  Bio-Chem,
Inc.:

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     i. Designed such disclosure controls and procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     iii. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):


     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     OCEAN BIO-CHEM, INC.

           Date:    November 12, 2003                  /s/ Edward Anchel
                    -------------------                ----------------------
                                                       Edward Anchel
                                                       Chief Financial Officer

                                                            Exhibit 32
                                 CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: November 12, 2003


                                                       /s/ Peter G. Dornau
                                                       ------------------------
                                                       Peter G. Dornau
                                                       Chairman of the Board of
                                                       Directors  and Chief
                                                       Executive Office




                                                       /s/ Edward Anchel
                                                       ------------------------
                                                       Edward Anchel
                                                       Chief Financial Officer