Form 10-K
period 2003-12-31
OCEAN BIO CHEM INC
filed 2004-03-30
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark one)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                            -------------    -------------

                         Commission file number 2-70197

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

             Florida                                              59-1564329
             -------                                              ----------
    (State of other jurisdiction                               (IRS Employer
  of incorporation or organization)                          Identification No.)


      4041 SW 47 Avenue
       Fort Lauderdale, FL                                            33314-4023
       -------------------                                            ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (954) 587-6280

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
   Common stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes |X|    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).         Yes        No |X|

     Aggregate market value of Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price of a share of the Registrant's common stock on March 10, 2004 as reported by the NASDAQ Small Cap Market on that date: $3,621,927.

     For purposes of this disclosure, the Registrant has assumed that all directors, officers, and beneficial owners of 5% or more of the Registrant's common stock are affiliates of the Registrant.

     Number of shares of the Registrant's common stock outstanding as of March 10, 2004: 5,277,313 shares Common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 3, 2004 which will be filed within 120 days of December 31, 2003 are incorporated by reference to Part III of this Form 10-K.

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company and any such results may be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts; and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     Part I

1. Business

     General: The Company was organized on November 13, 1973 under the laws of the state of Florida. The Company is principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobile and aircraft under the "Star brite" name within the United States of America and Canada. In addition, the Company produces private label formulations of many of its products for various customers as well as provides custom blending and packaging services of these and other products to customer specifications.

     The Registrant's trade name has been trademarked and the Registrant has had no incidents of infringement. In the event of such infringement, the Registrant would defend its trade name vigorously. The Registrant holds two patents which it believes are valuable in limited product lines, but not material to its success or competitiveness in general.

Products of the Company:

     Set forth below is a general description of the products which the Company manufactures and markets:

     Marine: The Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite brand name as well as the Company's customers' private label. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. Many of these products include Teflon(R) pursuant to an exclusive licensing agreement with E.I. Dupont De Nemours and Company. Teflon(R) is a trademark of Dupon and is used under license to the Company.In addition, the Company manufactures a line of brushes, poles and tie-downs and other related marine accessories.

     Automotive: The Company manufactures a line of automotive products under the Star brite brand name including brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite brand as well as private labeled for customers. The Company also has a line of automotive polishes, cleaners and associated appearance items.

     Recreational vehicle: The recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners, protectors, toliet treatment fluids, and anti-freeze coolants. Many of these products include Teflon(R) pursuant to an exclusive licensing agreement with E.I. Dupont De Nemours and Company. Teflon(R) is a trademark of Dupon and is used under license to the Company.

     Aircraft: The Aircraft product line consists primarily of polishes and cleaners.

     Although the above products are utilized for different types of vehicles, boats and household purposes, it is management's view that they all constitute one industry segment.
                                       2

Manufacturing:       The Company  manufactures the majority of its products as
well as contracts with unrelated companies to package other products which are manufactured to the Company's specifications, using Company provided formulas. The Company purchases its raw materials from a wide variety of suppliers, none of which are significant to the Registrant's operations and all raw materials used in manufacturing are readily available. Each third party packager enters into a confidentiality agreement with the Company. The Company has patent protection on two of its products. The Company designs its own packaging and supplies the external manufacturers with the appropriate design and packaging. Manufacturing is primarily performed by the Company and two independent entities located in the northeastern and mid-western areas of the country. The Company believes that its internal manufacturing capacity as well as the arrangements with the present outside manufacturers are adequate for its present needs. In the event that these arrangements are discontinued with any manufacturer, the Company believes that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

     On February 27, 1996, the Registrant acquired certain assets of Kinpak, Inc., (a Georgia corporation) ("Kinpak"), and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, the Registrant entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The underlying premises, at that time, consisted of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, Registrant purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, the Registrant changed the name of its subsidiary to Kinpak Inc. (an Alabama corporation).

     During July 2002, the Registrant completed an additional $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility and continues to fund the requisite machinery and equipment additions required therein as well.

Marketing:       The Company's marine products and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boater's World. The Company also sells to national and regional distributors who in turn sell its products to specialized retail outlets for that specific market. Currently the Company has one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 10% of consolidated revenues for the year ended December 31, 2003. Sales to the Company's five largest customers for the year ended December 31, 2003 amounted to approximately 55% of consolidated gross revenues and outstanding balances due the Company at year-end from these customers aggregated approximately 76% of consolidated trade receivables. The Company markets its products through internal salesmen and approximately 250 sales representatives who work on an independent contractor-commission basis. The Officers of the Company also participate in sales presentations and trade shows. The Company also aids marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from the Company's manufacturing and distribution facility in Alabama. As of this date, the Company has no significant backlog of orders. The Registrant does not give customers the absolute right to return product. The majority of the Company's products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

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

Recreational  Vehicle:       The recreational vehicle appearance and maintenance
market is parallel to that of the marine marketplace. In this market the Company competes with national and regional competitors. None of these singly or as a few have a dominant market share. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. Management is of the opinion that it can increase or maintain the Company's market share by utilizing similar methods as those employed in the marine market.

Personnel:       The Company employs approximately 25 full time employees at its corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical and accounting functions. In addition, the Company has manufacturing and fabrication personnel in both Florida and Alabama.

     The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries:


                                                                       Full-time
Location                            Description                        Employees
--------                            -----------                        ---------
Fort Lauderdale, Florida            Administrative                        25
Fort Lauderdale, Florida            Manufacturing and distribution        17
Montgomery, Alabama                 Manufacturing and distribution        80
                                                                       ---------
                                                                         122
                                                                       =========

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

     Environmental Costs: The Registrant adheres to a policy of compliance with applicable regulatory mandates on environmental issues. Amounts expended in this regard have not been significant and management is not aware of any instances on non-compliance.

Financial Information Relating to Approximate Domestic and Canadian Gross Sales:

                                    Year ended December 31,
                               2003            2002              2001
                               ----            ----              ----
United States:
        Northeast         $ 4,054,000     $ 4,258,000       $ 3,709,000
        Southeast           6,218,000       6,242,000         5,520,000
        Central             6,384,000       6,454,000         5,684,000
        West Coast          4,730,000       4,960,000         4,354,000
                          -----------     -----------       -----------
                           21,386,000      21,915,000        19,267,000

Canada (US Dollars)           792,000         798,000           609,000
                          -----------     -----------       -----------

                          $22,178,000     $22,713,000       $19,876,000
                          ===========     ===========       ===========


Item 2.  Properties

     The Registrant's executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity owned by certain officers of the Company. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Registrant renewed its lease agreement for a term of ten years. The lease required an initial annual rental of $94,800 and provides for a maximum increase of 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to collect from the Company its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which normally arise from ownership. Rent charged to operations during the years ended December 31, 2003, 2002 and 2001 amounted to approximately $100,500 each year.

     During November 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2004. Rent charged to operations during the year ended December 31, 2003 amounted to approximately $95,500.

     The Company's Alabama facility currently contains approximately 180,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. This facility has undergone two separate expansions of 60,000 and 70,000 square feet, respectively. The Registrant financed the facility enhancements and related equipment needs with Industrial Development Bonds issued through the city of Montgomery, AL.

     During  July 2002,  the  Registrant  completed  a $3.5  million  Industrial
Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. At December 31, 2003 the construction was complete and approximately $126,300 was held in trust to be utilized for equipping future equipment additions at the facility.

Item 3.  Legal Proceedings

     The Company was not involved in any significant litigation at December 31, 2003.


Item 4.  Submission of Matters to a Vote of Security Holders:

     No matter was submitted for a vote of shareholders during the fourth quarter of 2003. Shareholders will vote at the Annual Meeting to be held during June, 2004 to elect members of the Board of Directors, ratify the engagement of the Company's Independent Certified Public Accountants, and any other matter presented at such meeting.

                                     Part II

Item 5.   Market for the Registrant's  Common Equity and Related  Stockholder
            Matters

     A. The Registrant's common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Small Cap Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2003 and 2002 is presented below.

     Market Range of
     Common Stock Bid:     1st Qtr.      2nd Qtr.      3rd Qtr.       4th Qtr.
                           --------      --------      --------       --------
2003            High        $2.00         $1.20         $1.69          $1.98
                Low         $1.30         $0.90         $0.97          $1.30

2002            High        $1.77         $1.65         $1.70          $1.90
                Low         $1.31         $1.31         $1.35          $1.10

     A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     B. The approximate number of Common Stock owners was 800 at December 31, 2003. The aforementioned number was calculated from data provided by the Company's Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. The Registrant has not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

     D. Securities authorized for issuance under equity compensation plans:

Equity compensation plans approved by security holders:

                                                                           Number of securities
                       Number of securities          Weighted average       remaining available
                        to be issued upon            exercise price of      for future issuance
                     exercise of outstanding        outstanding options,      under equity com-
                    options, warrants & rights       warrants & rights         pensation plans


  1991 Plan                     161,700                 $ .758                       -
  1992 Plan                     193,875                 $1.039                    6,125
  1994 Plan                     294,635                 $ .624                  105,365
  2002 Plan - Qualified         150,000                 $1.260                  250,000
  2002 Plan - Non-qualified      75,000                 $1.137                  125,000


     In addition to the above stock options, during the years ended December 31, 2003, 2002, and 2001 the Company awarded 155,000, 129,000, and 134,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately, $67,500, $67,700, and $36,200 for each of such periods, respectively.

Item 6.  Selected Financial Data

     The following tables set forth selected financial data as of, and for the years ended December 31,

                                    2003              2002              2001             2000           1999
                                    ----              ----              ----             ----           ----
Operations:
Gross sales                     $22,178,352        $22,712,991      $19,876,095       $18,072,784     $15,952,165

Net sales                       $19,997,702        $20,585,898      $18,013,393       $16,139,256     $14.317,485

Net income (loss)               $   345,071        $   134,518      $   106,384      ($   244,823)    $   431,484

Earnings (loss) per
  Common share                  $     .07          $     .03        $     .03        ($     .06  )    $     .11

Balance Sheet:

Working capital                 $ 2,869,172        $ 2,212,872      $ 1,385,016       $  ,724,043     $ 2,797,708

Total assets                    $18,303,184        $18,650,237      $15,030,206       $15,410,264     $13,547,452

Long-term
 obligations                    $ 5,883,302        $ 6,745,232     $  3,843,515       $ 3,963,145     $ 4,152,332

Total liabilities               $12,899,189        $13,727,315      $10,268,884       $10,737,972     $ 8,629,991

Shareholders'
 equity                         $ 5,403,995        $ 4,922,922      $ 4,761,322       $ 4,672,292     $ 4,917,461

Cash dividends declared
  per share of common stock     $       -          $       -        $       -         $       -       $       -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the Company's consolidated financial statements contained herein as Item 15.

Liquidity and Capital Resources:

     The primary sources of the Registrant's liquidity are its operations and short-term borrowings from a commercial bank pursuant to a revolving line of credit aggregating $5 million. Such line matures May 31, 2004, bears interest at approximately prime and is secured by the Registrant's trade receivables and inventory. The Registrant is required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of December 31, 2003, the Company was not in compliance with the requirement of maintaining a current ratio of at least 1.5:1 The bank has waived such non-compliance. As of December 31, 2003, the Company was obligated under this arrangement in the amount of $4,550,000.

     The Registrant has conducted discussions with its lender related to renewal of the line of credit and extending the maximum borrowings to $6 million. It is anticipated that these discussions will be finalized during April, 2004.

     During March, 2004, certain employees of the Registrant exercised stock options scheduled to expire during 2004 covering 316,470 shares of its common stock. Such transaction resulted in an approximate $229,700 of additional paid-in capital.

     In connection with the purchase and expansion of the Alabama facility, the Registrant closed on Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for the Registrant's future needs. During July 2002, the Registrant completed another $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. At December 31, 2003, approximately $126,300 was held in trust to pay for remaining equipment required at the facility.

     In order to market its Alabama Industrial Development Bonds at favorable rates, the Registrant obtained a substitute irrevocable letter of credit for its 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2005, the Company is required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such instruments. Currently such bonds carry interest ranging between 1.2% and 1.5% annually. Interest and principal are payable quarterly. The Registrant believes that current operations are sufficient to meet these obligations.

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

     Many of the raw materials used by the Registrant in the manufacturing process are commodities that are subject to fluctuating prices. The Registrant reacts to long-term increases by passing along all or a portion of such increases to its customers.

Contractual obligations:

                                                 Less than       One - three     Three - five     More than
                                   Total          one year          years          years         five years
                                ----------       ----------      ----------      ----------      ----------
  Long-term debt obligations    $6,547,608       $  882,238      $1,380,370      $  920,000      $3,365,000
  Capital leases                    29,048           16,726          12,322              -               -
  Operating leases                 860,050          185,672         313,685         219,717         140,976
  Purchase obligations                  -                -               -               -               -
  Other                                 -                -               -               -               -
                                ----------       ----------      ----------      -----------     ----------
Total                           $7,436,706       $ 1084,636      $1,706,377       $1,139,717     $3,505,976
                                ==========       ==========      ==========      ===========     ==========


Results of Operations:

     Sales and earnings varied when comparing the year ended December 31, 2003 to 2002 principally due to the factors enumerated below.

     Net sales - Net sales decreased approximately $588,000 or 3 % comparing the year ended December 31, 2003 with the 2002 period. This was primarily due to decreased sales of the Company's marine anti-freeze and certain automotive products. The anti-freeze decrease was attributed to commodity pricing of raw materials and related freight issues, and the automotive decrease resulted from initial customer reaction to the Company's strategic decision to achieve higher margins on these products.

     Cost of goods sold - Gross margins improved and cost of goods sold decreased as a percentage of net sales when comparing the years ended December 31, 2003 and 2002. The cost of goods sold percentages were 75.7% and 77.5% for the periods during 2003 and 2002, respectively. This change was primarily due to management's on-going initiatives towards improving operating margins including a general sales price increase, utilization of cash discounts offered by suppliers, and product pricing in response to current commodity costs.

     Advertising and promotion - Advertising expense decreased approximately $27,000 or 4% when comparing 2003 to 2002. This was primarily due to planned decreases in media advertising expenditures and lower customer co-op advertising.

     Selling, general and administrative - Selling, general and administrative expenses increased approximately $45,000 or1% when comparing 2003 to 2002.

     Interest expense - Interest expense incurred during 2003 decreased by approximately $95,000 compared to 2002. The decrease was primarily due to prevailing interest rates.

     Years ended December 31, 2002 and 2001:

     Sales and earnings varied when comparing the year ended December 31, 2002 and 2001 principally due to the factors enumerated below.

     Net sales - Net sales increased approximately $2,572,500 or 14% comparing the year ended December 31, 2002 with the 2001 period. This was primarily due to increased sales of Star brite and private labeled marine products, antifreeze, automotive fluids and other contract packaging.

     Cost of goods sold - Cost of goods sold increased from 76.3% to 77.5% as a percentage of net sales when comparing 2002 and 2001. This was primarily attributable to a differing product mix which was impacted by the increasing cost of petroleum related raw materials and an increase in private label and contract packaging revenues which typically yield lower margins.

     Advertising and promotion - Advertising expense increased approximately $105,400 or 16% when comparing 2002 and 2001. This was primarily due to planned increases in media advertising expenditures and lower customer co-op advertising.

     Selling, general and administrative - Selling, general and administrative expenses increased approximately $337,200 or 11.4% when comparing 2002 to 2001. The most significant single item reflected therein was an increase in legal fees and costs associated with settling outstanding litigation. Increased personnel costs and other administrative expenses in line with increased overall revenues also affected the change for the year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9a.  Controls and Procedures

     Management of the Registrant has conducted a review of the Company's disclosure controls and procedures and has determined that they are adequate to produce periodic reports that present financial condition and results of operations free of material misstatements. In addition, there have been no significant changes in the Registrant's underlying internal controls during the period covered by this report.

                                    Part III

Item 10.  Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of all elected directors and officers of the Registrant, as of December 31, 2003.

     All directors will serve until the next annual meeting of directors or untiltheir successors are duly elected and qualified. Each officer serves at the discretion of the board of directors.

     There are no arrangements or understandings between any of the officers or directors of the Company and the Company and any other persons pursuant to which any officer or director was or is to be selected as a director or officer.

     NAME                                        OFFICE                                    AGE
     ----                                        ------                                    ---
Peter G. Dornau                     President, Chief Executive Officer, and                64
                                            Director since 1973

Edward Anchel                       Vice President-Finance, Chief Financial                57
                                    Officer since 1999 and Director since 1998

Jeffrey Tieger                      Vice President, Secretary and Director                 60
                                    Since 1977

James Kolisch                       Director since 1998                                    52

Laz L. Schneider                    Director since 1998                                    64

John B. Turner                      Director since 2000                                    56

Sonia B. Beard                      Director since 2002                                    33

     Peter G. Dornau, a founder of the Company, has been President, Chief Executive Officer and a Director since 1973.

     Edward Anchel joined the Company in March 1999 as Vice President-Finance and Chief Financial Officer. For the five years immediately preceding his employment, he was an officer of a privately owned manufacturing company and in private practice as a Certified Public Accountant. He was initially elected to serve as an outside Director of the Company during May 1998.

Jeffrey Tieger joined the Company in June 1977 as Vice President-Advertising and has served in that office since 1977.

     James Kolisch is engaged in the insurance industry and serves as president of USI Florida an entity that sources most of the Registrant's insurance needs. Mr. Kolisch was elected to serve as an outside Director of the Company during May 1998. Mr. Kolisch serves on the Board of Directors' Audit Committee.

     Laz L. Schneider is, and has for the past five years, been an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner in the law firm that serves as the Company's lead counsel in various corporate and litigation matters.

     John B. Turner has for the past five years been retired. Prior to his retirement, he was an insurance executive. He was elected to serve as an outside Director of the Company during June 2000. In addition to his insurance credentials, Mr. Turner holds a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years. Mr. Turner serves on the Board of Directors' Audit Committee.

     Sonia B. Beard is a Florida Certified Public Accountant working for Walt Disney World since 1997. Her current position is their Domestic Programs Manager. Ms. Beard has in excess of twelve years financial experience. She is an outside director and serves as the Chairperson and Financial Expert of the Board of Directors' Audit Committee.

     Based solely on reviews of Forms 3 and 4 furnished to the Registrant by the aforementioned individuals, it was determined that no reporting person failed to file a timely submission of ownership changes and that the Registrant was in compliance with Rule 16(a)3(e) of the Exchange Act during its most recent fiscal year.

     The Company has  adopted a Code of Ethics and the  information  required by
Item 406 of Regulation SK is incorporated by reference to the Registrant's Definitive Proxy Statement, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2003

Item 11.  Management Remuneration and Transactions

     The information required for this item is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission in conjunction with the Annual Shareholders' Meeting that shall be sent out to shareholders prior to 120 days past the Registrant's year-end of December 31, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2003 with respect to the beneficial ownership of the Registrant's common stock by holders of more than 5% of such stock and by all directors and officers of the Registrant as a group:

Title of                        Name and Address of                        Amount and Nature of      Percent
Class                            Beneficial Owner                          Beneficial Ownership*     of Class
--------                   ----------------------------------------        ---------------------     --------
Common                     Peter G. Dornau, President, Director                 2,969,568*             52.3%
                           Fort Lauderdale, FL 33317

Common                     Edward Anchel, Vice President - Finance,
                           Director
                           Boynton Beach, FL 33437                                316,026*              5.6%




Title of                        Name and Address of                        Amount and Nature of      Percent
Class                            Beneficial Owner                          Beneficial Ownership*     of Class
--------                   ----------------------------------------        ---------------------     --------
Common                     Jeffrey Tieger, Vice President, Secretary,
                           Director
                           Plantation, FL 33314                                   423,480*              7.5%

Common                     James Kolisch, Director
                           Coral Gables, FL 33114                                  36,167*               .6%

Common                     Laz L. Schneider, Director
                           Fort Lauderdale, FL 33305                               20,000*               .4%

Common                     John B. Turner, Director
                           Miami, FL 33186                                         28,663*               .5%

Common                     Sonia B. Beard, Director
                           Merritt Island, FL 32952                                10,000*               .2%

Common            All directors and officers as a group
                           7 individuals                                        3,803,904*             67.1%


*Includes all outstanding options to purchase shares of the Company's common stock as follows:

     On March 25, 1999, the Company granted Messrs. Dornau and Tieger a five-year option for 115,500 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 per share representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

     As of December 31, 2003, pursuant to the Company's various stock option plans, and other, Mr. Dornau has options to acquire 241,700 shares of the Company's common stock of which 194,200 shares are exercisable at prices ranging between $.57 and $1.39 within 60 days of the issuance of the Registrant's December 31, 2003 financial statements.

     As of December 31, 2003, pursuant to the Company's various stock option plans, and other, the Company's directors and officers as a group, have options to acquire 708,475 shares of the Company's common stock of which 501,975 shares are exercisable at prices ranging between $.57 and $1.39 per share within 60 days of the issuance of the Registrant's December 31, 2003 financial statements.

Item 13.  Certain Relationships and Related Transactions

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Registrant. The lease required a minimum rental of $94,800 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to collect from the Company its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. The Registrant believes that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2003, 2002 and 2001 amounted to approximately $100,500 each year.

     The Registrant acquired the rights to the "Star brite" name and related products for the United States and Canada in conjunction with its original public offering during March 1981. The president of the Registrant is the beneficial owner of three companies that market Star brite products outside the United States and Canada. The Registrant has advanced monies to assist in such foreign marketing in order to establish an international trademark. At December 31, 2003 and 2002, the Company had amounts due from affiliated companies, which are directly or beneficially owned by the Company's president aggregating approximately $172,900 and $612,300, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of Star brite products in Europe, Asia and South America. These amounts had been advanced by the Company on open account and, through December 31, 2002, carried interest at the same rate charged to the Company on its line of credit.

     Sales of Star brite products to such affiliates aggregated approximately $373,600, $317,100 and $344,600 during the years ended December 31, 2003, 2002 and 2001, respectively.

     A subsidiary of the Registrant currently uses the services of an entity that is owned by its President to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2003, 2002 and 2001 under such relationship.

Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission in conjunction with the annual shareholders' meeting that shall be sent out to shareholders prior to 120 days past the Registrant's year-end of December 31, 2003.


Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

The following documents are filed as part of this report:

(A) Consolidated financial statements:

        (i)      Consolidated balance sheets as of December 31, 2003 and 2002.

        (ii)     Consolidated statements of operations for each of the three years ended December 31, 2003, 2002 and 2001.

        (iii)    Consolidated statement of shareholders' equity for each of the three years ended December 31, 2003, 2002 and 2001.

        (iv)     Consolidated statements of cash flows for each of the three years ended December 31, 2003, 2002 and 2001.

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

        Exhibits:

        (3)      Articles of Incorporation and By-laws are incorporated by
                   reference to the Company's Registration Statement on Form S-18 filed on March 26, 1981.

        (22) Subsidiaries of the Registrant.

(B) Reports Filed on Form 8-K

         On December 29, 2003, the Registrant filed a Form 8-K with the United
             States Securities and Exchange Commission disclosing that it had entered into a Letter of Intent to purchase certain assets of Clear Cote Corporation of St.Petersburg, FL.

         On February 19, 2004 the Registrant filed a Form 8-K with the United
             States Securities and Exchange Commission disclosing that it had terminated the Letter of Intent and contemplated asset purchase with Clear Cote Corporation of St. Petersburg,FL without reaching a successful completion.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              OCEAN BIO-CHEM, INC.
                                              ------------------------------
                                              Registrant


                                              By:/s/ Peter G. Dornau
                                              --------------------------------
                                              PETER G. DORNAU
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

                                              March  29, 2004


                                              By:/s/ Edward Anchel
                                              ________________________________
                                              EDWARD ANCHEL
                                              Chief Financial Officer
                                              March  29, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              By:/s/ Jeffrey Tieger
                                              --------------------------------
                                              JEFFREY TIEGER
                                              Director
                                              March   29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has not sent an annual report or proxy material to security-holders as of this date. Subsequent to this filing the Registrant will produce an annual report and definitive proxy materials for its Annual Meeting of Shareholders. Copies of such shall be filed with the United States Securities and Exchange Commission pursuant to the current requirements.

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee or Registrant's Board of Directors (or persons performing the equivalent function);

     a) All significant deficiencies in the design or operation of internal controls that could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

OCEAN BIO-CHEM, INC.

Date:  March 29, 2004                          /s/ Peter G. Dornau
                                              --------------------------------
                                              Peter G. Dornau
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee or Registrant's Board of Directors (or persons performing the equivalent function);

     a) All significant deficiencies in the design or operation of internal controls that could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

OCEAN BIO-CHEM, INC.

Date:  March  29, 2004                         /s/ Edward Anchel
                                              --------------------------------
                                              Edward Anchel
                                              Chief Financial Officer

                                EXHIBIT (See 22)

         The following is a list of the Registrant's subsidiaries:


                           Name:                       Ownership %

         Star brite Distributing, Inc.                    100
         Star brite Distributing Canada, Inc.             1000
         D & S Advertising Services, Inc.                 100
         Star brite Staput, Inc.                          100
         Star brite Service Centers, Inc.                 100
         Star brite Automotive, Inc.                      100
         Kinpak, Inc.                                     100

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                                                 Page

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

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Ft. Lauderdale, Florida


     We have audited the consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and its Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and its Subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                         BERKOVITS, LAGO & COMPANY, LLP



Fort Lauderdale, Florida
March 25, 2004

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

         Current Assets                                                 2003                  2002
                                                                      ---------            ---------
           Cash                                                      $    42,923          $ 1,093,826
           Trade accounts receivable net of allowance for
             doubtful accounts of approximately $206,000 and
             $200,700, respectively                                    4,333,023            3,190,357
           Inventories                                                 5,315,741            4,541,150
           Prepaid expenses and other current assets                     193,372              129,622
           Recoverable income taxes                                          -                240,000
                                                                     ------------         ------------
                 Total current assets                                  9,885,059            9,194,955
                                                                     ------------         ------------

         Property, plant and equipment, net                            7,506,586            6,977,003
                                                                     ------------         ------------

         Other assets:
           Funds held in escrow for equipment                            126,295            1,161,194
           Trademarks, trade names, and patents                          330,439              330,439
            Due from affiliated companies                                172,925              612,275
           Deposits and other assets                                     281,880              374,371
                                                                     ------------         ------------
                Total other assets                                       911,539            2,478,279
                                                                     ------------         ------------

                Total assets                                         $18,303,184          $18,650,237
                                                                     ============         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
            Accounts payable trade                                   $ 1,305,484          $ 1,833,895
            Note payable bank                                          4,550,000            4,250,000
            Current portion of long-term debt                            898,964              601,766
            Income taxes payable - current                                80,000                  -
            Accrued expenses payable                                     181,439              296,422
                                                                     ------------         ------------
                Total current liabilities                              7,015,887            6,982,083
                                                                     ------------         ------------

         Deferred income taxes payable                                   205,610              183,139
                                                                     ------------         ------------

         Long-term debt less current portion                           5,677,692            6,562,093
                                                                     ------------         =-----------

         Commitments and contingencies
                                                                             -                    -

         Shareholders' equity:
            Common stock - $.01 par value, 10,000,000 shares
               authorized,  4,960,843 and 4,805,843 shares
               issued and outstanding at December 31,2003 and
               2002, respectively                                         49,608               48,058
            Additional paid-in capital                                 4,409,829            4,341,629
            Foreign currency translation adjustment                  (   237,323)         (   303,575)
            Retained earnings                                          1,190,076              845,005
                                                                     ------------         ------------
                                                                       5,412,190            4,931,117
             Less treasury stock 7,519 shares, at cost               (     8,195)         (     8,195)
                                                                     ------------         ------------
                Total shareholders' equity                             5,403,995            4,922,922
                                                                     ------------         ------------

                Total liabilities and shareholders' equity           $18,303,184          $18,650,237
                                                                     ============         ============

      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



                                                                2003                2002                 2001
                                                                ----                ----                 ----
      Gross Sales                                            $22,178,352        $22,712,991          $19,876,095

      Less discounts, returns and allowances                  2,180,650           2,127,093            1,862,702
                                                             -----------        -----------          -----------

      Net sales                                               19,997,702         20,585,898           18,013,393

      Cost of goods sold                                      15,131,775         15,961,692           13,744,703
                                                             -----------        -----------          -----------

      Gross profit                                             4,865,927          4,624,206             ,268,690
                                                             -----------        -----------          -----------

      Operating expenses:
         Advertising and promotion                               742,167            769,275              663,922
         Selling and administrative                            3,329,904          3,284,652            2,947,489
         Interest                                                511,292            290,856               86,109
                                                             -----------        -----------          -----------

         Total operating expenses                              4,362,927          4,440,036            4,122,703
                                                             -----------        -----------          -----------

      Operating profit                                           503,000            184,170              145,987

      Interest income                                             19,871              8,848                  897
                                                             -----------        -----------          -----------

      Income before provision
         for income taxes                                        522,871            193,018              146,884

      Provision for income taxes                                 177,800             58,500               40,500
                                                             -----------        -----------          -----------

      Net income                                                 345,071            134,518              106,384

      Other comprehensive income:
         Foreign currency translation,
         net of taxes                                             66,252        (    40,642)         (    53,535)
                                                             -----------        -----------          -----------

      Comprehensive income                                   $   411,323        $    93,876          $    52,849
                                                             ===========        ===========          ===========

      Earnings per share:
         Basic                                               $     .07          $     .03            $     .03
                                                             ===========        ===========          ===========

         Diluted                                             $     .07          $     .03            $     .03
                                                             ===========        ===========          ===========











      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       Foreign
                                 Common stock         Additional       currency          Retained        Treasury
                             Shares       Amount    paid-in capital   adjustment         earnings          stock          Total
                            ------------------      ---------------   ----------        ----------      ----------      ----------
January 1,                  4,105,889    $41,060      $3,720,377         ($209,398)     $1,128,448      ($  8,195)      $4,672,292
 2001

Net income                                                                                 106,384                         106,384

Issuances of
   stock                      134,000      1,339          34,842                                                            36,181

Foreign currency
   translation
   adjustment                                                            (  53,535)                                     (   53,535)
                            ---------    -------      ----------         ----------     ----------      ----------      -----------

December 31,
 2001                       4,239,889     42,399       3,755,219         ( 262,933)      1,234,832      (   8,195)       4,761,322

Net income                                                                                 134,518                         134,518

Issuances of
   stock                      565,954      5,659         586,410                        (  524,345)                         67,724

Foreign currency
   translation
   adjustment                                                            (  40,642)                                     (   40,642)
                            ---------    -------      ----------         ----------     ----------      ----------      -----------

December 31,
 2002                       4,805,843     48,058       4,341,629         ( 303,575)        845,005      (   8,195)       4,922,922

Net income                                                                                 345,071                         345,071

Issuances of
   stock                      155,000      1,550          68,200                                                            69,750

Foreign currency
   translation
   adjustment                                                               66,252                                          66,252
                            ---------    -------      ----------         ---------      ----------      ----------      ----------
December 31,
 2003                       4,960,843    $49,608      $4,409,829         ($237,323)     $1,190,076      ($  8,195)      $5,403,995
                            =========    =======      ==========         ==========     ==========      ==========      ==========



The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



                                                                       2003               2002              2001
                                                                      ------             ------            ------    -

Cash flows from operating activities:
   Net income                                                      $   345,071         $  134,518        $ 106,384
   Adjustments to reconcile net income
    to net cash provided (used) by operations:
      Depreciation and amortization                                    674,955            601,064          494,901
      Issuance of common stock to employees                             69,750             67,724           36,181
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                 ( 1,142,666)            96,491          130,979
        (Increase) decrease in inventory                               774,591)        (  244,967)         210,804
        (Increase) decrease in prepaid expenses and other              268,740         (   44,517)         265,737
        (Decrease) in accounts payable and
            accrued taxes and other                                (   540,922)        (  339,698)         172,931
                                                                   ------------        -----------       ---------

   Net cash provided (used) by operating activities                ( 1,099,663)           270,615        1,417,917
                                                                   ------------        -----------       ---------

Cash flows from financing activities:
   Net borrowings (reductions) under line of credit                    300,000            584,140        ( 584,140)
   Repayment of amounts due from advances to affiliates, net           439,350         (   48,544)          34,506
   Increases in (payments on) long-term debt, net                  (   587,203)         2,973,989        (  57,881)
                                                                   ------------        -----------       ----------
   Net cash provided (used) by financing activities                    152,147          3,509,585        ( 607,515)
                                                                   ------------        -----------       ----------

Cash flows used by investing activities:
   Purchases of property, plant and equipment                      ( 1,204,538)        (1,575,622)       ( 830,804)
   Utilization of (additions to) trust funds for
     equipment purchased, net                                        1,034,899         (1,152,110)          34,422
                                                                                       -----------       ----------

   Net cash used by investing activities                           (   169,639)        (2,727,732)       ( 798,382)
                                                                   ------------        -----------       ----------

Increase (decrease) in cash prior to effect of
   exchange rate on cash                                           ( 1,117,155)         1,052,468           12,020

Effect of exchange rate on cash                                         66,252         (   40,642)       (  53,535)
-----------------                                                  ------------        -----------

Net increase (decrease) in cash                                    ( 1,050,903)         1,011,826        (  41,515)
Cash at beginning of year                                            1,093,826             82,000          123,515
                                                                   ------------        -----------       ----------
Cash at end of year                                                $    42,923         $1,093,826        $  82,000
                                                                   ============        ===========       ==========

Supplemental information
  Cash used for interest during period                             $   290,856         $  434,869        $ 511,292
                                                                   ===========         ==========        =========
  Cash used for income taxes during period                         $    60,000         $  240,000        $     -
                                                                   ===========         ==========        =========



The Company had no cash equivalents at December 31, 2003, 2002, and 2001.

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 - Organization and summary of significant accounting policies:

     Organization - The Company was incorporated during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products to the marine, automotive and recreational vehicle aftermarkets. During 1984, the Company changed its corporate name to Ocean Bio-Chem, Inc. (the parent company) from its former name, Star brite Corporation.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Inventories - Inventories are primarily composed of raw materials and finished goods are stated at the lower of cost, using the first-in, first-out method, or market.

     Prepaid advertising and promotion - During the years ended December 31, 2003, 2002 and 2001, the Company introduced certain new products in the marine, automotive and recreational vehicle aftermarket industries. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one-year basis. At December 31, 2003 and 2002, the accumulated cost of materials on hand and other deferred promotional costs that were or will be charged against the subsequent year's operations amounted to approximately $43,500 and $53,400, respectively.

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

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represent approximately 55% of 2003 consolidated revenues and 76% of consolidated accounts receivable at December 31, 2003. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. Company management believes that the credit worthiness of these customers is excellent.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - The Company and its subsidiaries file consolidated federal and state income tax returns. The Company has adopted Statement of Financial
Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of trademarks and trade names were amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that the carrying value of such intangible assets relating to its Star brite brand does not require further amortization. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents.

     Translation of Canadian currency - The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in net earnings or the period.

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial statements for the years ended December 31, 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Note 2 - Property, plant and equipment:

         The Company's property, plant and equipment consisted of the following:

                                                                   December 31,
                                                               2003            2002

         Land                                              $   278,325      $  278,325
         Building                                            4,390,894       2,936,543
         Manufacturing and warehouse equipment               4,750,972       4,356,336
         Office equipment and furniture                        591,024         583,049
         Construction in process                               400,800       1,079,779
         Leasehold improvement                                 141,826         141,375
                                                           -----------      ----------
                                                            10,553,841       9,375,407
         Less accumulated depreciation                       3,047,255       2,398,404
                                                           -----------      ----------
         Total property, plant and equipment, net          $ 7,506,586      $6,977,003
                                                           ===========      ==========

     Depreciation  expense for the years ended December 31, 2003,  2002 and 2001
amounted  to  approximately  $675,000,  $601,100  and  $471,900,   respectively.
Depreciation expense includes the amortization of capitalized lease assets.

         Included in property, plant and equipment are the following assets held under capitalized leases:

                                                               2003            2002
         Land                                              $   278,325      $  278,325
         Building                                            4,390,894       2,936,543
         Manufacturing and warehouse equipment               4,304,271       3,885,571
         Construction in process                               331,469       1,079,779
                                                           -----------      ----------
                                                             9,304,959       8,180,218
         Less accumulated amortization                       2,447,100       1,583,811
                                                           -----------      ----------
           Total                                           $ 6,857,859      $6,596,407
                                                           ===========      ==========

     During February 1996, the Company purchased the assets of Kinpak Inc. In order to finance the expansion contemplated by the purchase, the Company entered into an agreement with the City of Montgomery to issue Industrial Development Bonds. The Alabama facility expansion consisted of an additional building, which was completed during October 1997, bringing the facility, at that time, to approximately 110,000 square feet. Such facility serves as the Company's primary manufacturing and distribution center.

     In addition to the Kinpak facility, the Company has routinely leased additional warehouse space in Alabama to store certain manufacturing raw materials and inventory component items. Consolidating such space to the Kinpak campus improves material logistics and manufacturing efficiency. Also, the prevailing level of interest rates offered an opportunity to reduce overall cash flow attributable to this space. Accordingly, during the year ended December 31, 2002, the Company entered into an agreement with the City of Montgomery to issue an additional series Industrial Development Bonds aggregating $3,500,000 to construct an additional 70,000 square feet of warehousing and manufacturing space.

     Obligations for future payments attributable to this capitalized lease are discussed in Note 4.

Note 3 - Note payable, bank:

     During 2000, the Company secured a revolving line of credit with a maximum of $5 million from a commercial bank carrying an annual interest rate at the lender's prime rate. This line was collateralized by the Company's inventory, trade receivables, and intangible assets. On July 1, 2002, the Company replaced such line with another offered by the commercial bank financing the expansion discussed in Notes 2 and 4. The new line aggregates $5 million, matures on May 31, 2004, bears an adjustable interest rate approximating prime, and is secured by the Company's trade receivables and inventory. Pursuant to such agreement, the Company is required to maintain minimum working capital levels, maintain stipulated debt to tangible net worth and debt coverage ratios. As of December 31, 2003, the Company was not in compliance with the current ratio requirement of maintaining a ratio of at least 1.5:1. The bank has waived such non-compliance. As of December 31, 2003, the Company was obligated under this arrangement in the amount of $4,550,000.

Note 4 - Long -Term debt:

     Long-term debt at December 31, 2003 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2003, $ 2,800,000 and $3,320,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31, 2003 interest rates ranged between 1.2% and 1.45%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     The Company is obligated to an affiliated entity owned by certain officers of the Company pursuant to a note payable aggregating $368,457 at December 31, 2003. Such obligation requires monthly installments of $4,357 including principal and interest at 5.25% through April 1, 2004 when a balloon payment will be due. The terms of this obligation are identical to that of an underlying obligation of the affiliated entity to a financial institution. Accordingly, the entire balance is reflected as a current liability. Subsequent to year-end, the affiliate obtained a commitment to refinance the underlying obligation and once such transaction is completed, the repayment terms of the Company's debt to the affiliate will be revised to conform with the refinanced obligation.

     During 2003 and 2002, the Company, through certain subsidiaries, entered into various capital lease agreements covering equipment utilized in the Company's Alabama plant and its corporate offices. Such obligations, aggregating approximately $29,000 at December 31, 2003, have varying maturities through 2006 and carry interest rates ranging from 7% to 12%.

     During 2001, the Company financed the acquisition of approximately $484,000 of equipment through a financial institution. The obligation requires monthly installments of $11,097 including principal and interest at 8.4% per annum through maturity in May 2004. The obligation is secured by the underlying equipment purchased. At December 31, 2003, approximately $54,300 was outstanding.

     The composition of these obligations at December 31, 2003 and 2002 were as follows:

                                                           Current Portion                  Long Term Portion
                                                           ---------------                  -----------------
                                                           2003          2002              2003           2002
                                                           ----          ----              ----           ----
         Industrial Development Bonds                     $455,000    $440,000          $5,665,000     $6,120,000
         Notes payable                                     427,238     132,927                  -          22,952
         Capitalized equipment leases                       16,726      28,839              12,692          9,141
                                                          --------    ---------         ----------     ----------
                                                          $898,964    $601,766          $5,677,692     $6,562,093
                                                          ========    =========         ==========     ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

        Year ending December 31,

                           2004      $  898,964
                           2005         469,772
                           2006         462,920
                           2007         460,000
                           2008         460,000
                       Thereafter     3,825,000
                                     ----------

                            Total    $6,576,656
                                     ==========
Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:

                                                                       Year ended December 31,

                                                            2003          2002         2001
                                                            ----          ----         ----
           Income tax provision (benefit):
               Federal - current                          $140,000      $    -        $    -
                            - deferred                      37,800       58,000        40,500
               State                                            -            -             -                       -
                                                          --------      -------       -------
                            Total                         $177,800      $58,500       $40,500
                                                          ========      =======       =======

     The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

                                                                      Year Ended December 31,
                                                                 2003              2002             2001
                                                                 ----              ----             ----

           Computed at statutory rate                        34.0%        34.0%         34.0%
           State tax, net of federal benefit                   -            -             -
           Other, net                                          -        (  3.7%)      (  6.4%)
                                                          --------      --------      --------
           Effective tax rate                                34.0%        30.3%         27.6%
                                                          ========      ========      ========

     At December 31, 2003 and 2002 deferred income taxes payable aggregating $205,610 and $183,139, respectively are reflected on the accompanying consolidated balance sheets. Such amounts are attributable to the timing differences between financial statement and income tax treatment of depreciation.

Note 6 - Subsequent event:

     During March 2004, the Company received approximately $229,700 in the aggregate from the exercise of employee stock options scheduled to expire during 2004 covering 316,470 shares of common stock.

Note 7 - Related party transactions:

     At December 31, 2003 and 2002, the Company had amounts due from affiliated companies which are directly or beneficially owned by the Company's president aggregating approximately $172,900 and $612,300, respectively. Such advances were made primarily to international affiliates that are in the process of expanding sales of Star brite products in Europe, Asia and South America. These amounts have been advanced by the Company on open account and, through December 31, 2002, carried interest at the same rate charged to the Company on its line of credit. Effective January 2003, repayment terms of these open receivables were modified to those terms offered to the Company's larger non-affiliated customers and, accordingly, no longer bear interest, unless they become delinquent.

     Sales of Star brite products to such affiliates aggregated approximately $373,600, $317,100, and $344,600 during the years ended December 31, 2003, 2002, and 2001, respectively.

  Note 8 - Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which arise from ownership. Rent charged to operations during the years ended December 31, 2003, 2002, and 2001 amounted to approximately $100,500 each year.

     The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations aggregating approximately $368,500 at December 31, 2003 are primarily secured by the real estate leased to the Company.

     In November, 1994, the Company leased an approximately 10,000 square foot building in Fort Lauderdale, Florida for manufacturing, warehousing and office space from an unrelated third party. Such lease terminates on October 31, 2004. Rent charged to operations under this lease during the year ended December 31, 2003, 2002 and 2001 amounted to approximately $95,500, $92,800 and $90,800, respectively.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

           Year ending December 31,
                             2004           $185,672
                             2005            102,498
                             2006            104,548
                             2007            106,639
                             2008            108,771
                       Thereafter            251,922
                                             -------

                               Total        $860,050
                                            ========

     During January 2002, the Company entered into an agreement with an investment banker to provide financial advisory and other services to the Company for a one year period ending January, 2003. Such agreement required a monthly retainer of $5,000, reimbursement of Company approved expenses and the issuance of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share. In addition to the foregoing, the Company has agreed to compensate the investment banker based on completion of certain financing arrangements and/or transactions. This agreement was renewed on a month-to-month basis during February, 2003 with a revised monthly fee of $4,000 for the aforementioned services.

Note 9 - Stock options:

     During 1991, the Company adopted a non-qualified employee stock option plan covering 200,000 shares of its common stock. During 1992, the Company adopted an incentive stock option plan covering 200,000 shares of its common stock. During 1994, the Company adopted a non-qualified employee stock option plan covering 400,000 shares of its common stock. During 2002, the Company adopted a qualified employee incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.

     The following schedule shows the status of outstanding options under the Company's stock option plans as of December 31, 2003, as adjusted for the Company's stock dividend distributions of 2000 and 2002

                                                                                                                          Weighted
                         Date        Options    Exercisable     Exercisable   Expiration         Average
           Plan         granted    outstanding    Options          price         date         remaining life
           ----         --------   -----------    -------         ------       --------       --------------
           1991         11/12/99     161,700      129,360         $ .758       11/11/04             .88
           1992         03/01/99      28,875       28,875         $ .757       02/28/04             .17
           1992         12/20/01     165,000       66,000         $1.009       12/20/06            3.00
           1994         05/04/99     135,135      108,108         $ .684       05/03/04             .33
           1994         12/20/00     159,500       95,700         $ .573       12/19/05            1.95
           2002         10/22/02     150,000       30,000         $1.260       10/21/07            3.83
           2002         10/22/02      35,000        7,000         $1.260       10/21/07            3.83
           2002         06/20/03      40,000           -          $1.030       06/19/08            4.46
                                     -------      -------                                         -----
                                     875,210      465,043                                         2.15 yrs.
                                     =======      =======                                         =====

     On March 25, 1999, the Company granted two officers a five-year option for 115,000 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of their making a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders.

     Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following table is disclosed pursuant to such requirement.

                                                                   2003          2002          2001
                                                                   ----          ----          ----
           Net income                    As reported            $345,071     $  134,518      $106,384
                                         Pro forma              $301,887     $  101,925        94,981

           Earnings per share            As reported             $  .07         $  .03       $  .03
                                         Pro forma               $  .06         $  .03       $  .02

     A summary of the Company's stock options as of December 31, 2003, 2002 and 2001, and changes during the years ending on these dates, is presented below:

                                       2003                               2002                            2001
                              ----------------------         ---------------------             -------------------
                         2001
                                           Weighted                           Weighted                      Weighted
                              Optioned      average          Optioned       average           Optioned       average
                               shares    exercise price       shares     exercise price        shares     exercise price
                               ------    --------------       ------     --------------        ------     --------------
     Options outstanding
      at beginning of year   1,082,210         $1.03           794,000       $ .89            730,500       $  .92
     Granted                    40,000          1.03           190,000        1.26            160,000         1.11
     Expired                 (  16,000)        (1.09)        (   7,500)      ( .68)           (96,500)      ( 1.73)
     Exercised                      -             -                 -           -                  -            -
     Adjustment for stock
      dividend distributions        -             -            105,710          -                  -            -
                             ---------         -----         ---------       -----            -------       ------
     Options outstanding at
       end of year           1,106,210         $ .95         1,082,210       $1.03            794,000       $  .92
                             =========         =====         =========       =====            =======       ======

     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2003, 2002 and 2001; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 10 - Major customers:

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated revenue for the year ended December 31, 2003. Sales to this customer represent approximately 36% of consolidated revenues.

     The Company's top five customers represent approximately 55% of consolidated revenues and 76% of consolidated trade receivables. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

Note 11 - Earnings per share:

     Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001:

                                               2003                  2002                2001
                                             ---------            ---------            --------

           Basic                             4,888,133            4,438,207            4,169,870

           Diluted                           5,338,015            4,760,487            4,169,870

Note 12 - Shareholders' equity:

     During the years ended December 31, 2002 and 2000 the Company declared and distributed stock dividends of 10% and 5%, respectively.

     During the years ended December 31, 2003, 2002 and 2001 the Company awarded 155,000, 129,000 and 134,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $ 67,500, 67,700 and $36,200 for each period, respectively.

     During March, 2004, certain employees of the Registrant exercised stock options scheduled to expire during 2004 covering 316,470 shares of its common stock. Such transaction resulted in an approximate $229,700 of additional paid-in capital.