Form 10-K/A
period 2003-12-31
OCEAN BIO CHEM INC
filed 2004-04-02
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K
 (Mark one)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Exhibits:

        (3)      Articles of Incorporation and By-laws are incorporated by
                   reference to the Company's Registration Statement on Form S-18 filed on March 26, 1981.

        (22) Subsidiaries of the Registrant
        (31) Rule 13a-14/15d-14(a) Certifications
        (32) Section 1350 Certification

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

                                                                      Exhibit 31

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

OCEAN BIO-CHEM, INC.

Date:  March  29, 2004                         /s/ Edward Anchel
                                              --------------------------------
                                              Edward Anchel
                                              Chief Financial Officer

                                                                      Exhibit 32



                                  CERTIFICATION

     Pursuant to 18U.S.C.Section 1350, the undersigned officers of Ocean Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: April 1, 2004

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