Form 10-Q
period 2004-03-31
OCEAN BIO CHEM INC
filed 2004-05-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)


       Florida                                                   59-1564329
      -----------                                            -----------------
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

           $.01 par value common stock, 10,000,000 shares authorized, 5,277,313 shares issued and outstanding at March 31, 2004.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                      Page

Part I:

  Item 1. -  Financial Statements:

      Consolidated balance sheets as of March
          31, 2004 and December 31, 2003                              3
      Consolidated statements of operations for
          the three months ended March 31,
          2004 and 2003                                               4
       Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2004 and 2003                               5
       Consolidated statements of cash flows
          for the three months ended March 31,
         2004 and 2003                                                 6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations               7-8


Part II:

  Item 1. - Legal Proceedings                                          9
  Item 2. - Changes in Securities                                      9
  Item 3. - Defaults upon Senior Securities                            9
  Item 4. - Submission of Matters to Vote by Security Holders          9
  Item 5. - Other Matters                                              9
  Item 6. - Exhibits and Reports on Form 8-K                           9

Signatures                                                             9

Certifications                                                      10-12

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               MARCH 31,          DEC. 31,
                                                                 2004               2003
                                                              -----------       -----------
                                                              (UNAUDITED)
  Current assets:
  Cash                                                        $    62,980       $    42,923
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately $200,700 at March 31, 2004
    and December 31, 2003, respectively                         3,645,711         4,333,023
  Inventories                                                   6,372,019         5,315,741
  Prepaid expenses                                                150,501           193,372
                                                              -----------       -----------


      Total current assets                                     10,231,211         9,885,059
                                                              -----------       -----------

Property, plant and equipment, net                              7,454,586        7 ,506,586
                                                              -----------       -----------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                    330,439           330,439
  Funds held in escrow for equipment                               60,575           126,295
  Due from affiliated companies, net                              402,543           172,925
  Deposits and other assets                                       276,267           281,880
                                                              -----------       -----------
     Total other assets                                         1,069,824           911,539
                                                              -----------       -----------

      Total assets                                            $18,755,621       $18,303,184
                                                              ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                    $ 2,000,031       $ 1,305,484
  Note payable - bank                                           4,600,000         4,550,000
  Current portion of long term debt                               499,604           898,964
  Income taxes payable - current                                     -               80,000
  Accrued expenses payable                                         92,681           181,439
                                                              -----------       -----------
       Total Current Liabilities                                7,192,316         7,015,887
                                                              -----------       -----------

Deferred income taxes payable                                     205,610           205,610
                                                              -----------       -----------

Long term debt, less current portion                            5,925,029         5,677,692
                                                              -----------       -----------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares
      authorized; 5,277,313 and 4,960,843 shares issued
      and outstanding at March 31, 2004 and December 31,
      2003 respectively                                            52,773            49,608
   Additional paid-in capital                                   4,636,338         4,409,829
   Foreign currency translation adjustment                    (   232,785)      (   237,323)
   Retained earnings                                              984,535         1,190,076
                                                              -----------       ------------
                                                                5,440,861         5,412,190
Less cost of common stock in treasury, 7,519 shares
      at March 31, 2004 and December 31, 2003                 (     8,195)      (     8,195)
                                                              ------------      ------------
                                                                5,432,666         5,403,995
                                                              ------------      ------------

   Total liabilities and shareholders' equity                 $18,755,621       $18,303,184
                                                              ============      ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 and 2003
                                   (UNAUDITED)

                                                                  2004             2003
                                                              -----------       -----------
Gross sales                                                   $ 3,903,944       $ 3,225,770

Allowances                                                        466,358           355,003
                                                              -----------       -----------

Net sales                                                       3,437,586         2,870,767

Cost of goods sold                                              2,690,637         2,545,636
                                                              -----------       -----------

Gross profit                                                      746,949           325,131
                                                              -----------       -----------

Costs and expenses:
    Advertising and promotion                                     134,256           137,549
    Selling and administrative                                    857,403           801,940
    Interest expense                                               67,303            70,108
                                                              -----------       -----------

       Total costs and expenses                                 1,058,962         1,009,597
                                                              -----------       -----------

Operating  (loss)                                             (   312,013)      (   684,466)

Interest income                                                       472             2,408
                                                              ------------      -----------

(Loss) before income taxes                                    (   311,541)      (   682,058)

(Benefit) attributable to income taxes                        (   106,000)             -
                                                              ------------      ------------

Net (loss)                                                    (   205,541)      (   682,058)

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                         4,538            21,507
                                                              ------------      -----------

Comprehensive (loss)                                          ($  201,003)      ($  660,551)
                                                              ============      ============

(Loss) per common share                                       ($      .04)      ($      .14)
                                                              ============      ============



     (Loss) per share was calculated on the basis of 5,171,823 and 4,797,716 weighted average shares of common stock outstanding for the quarters ended March 31, 2004 and 2003, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                           Foreign
                              Common stock              Additional         currency         Retained        Treasury
                        Shares           Amount       paid-in capital     adjustment        earnings          stock         Total
                      ---------         -------       ---------------     ---------        ----------       --------      ----------

January 1,
   2004               4,960,843         $49,608        $4,409,829         ($237,323)       $1,190,076       ($ 8,195)    $5,403,995

Net (loss)                                                                                 (  205,541)                   (  205,541)

Common stock issuance   316,470           3,165             226,509                                                         229,674

Foreign currency
  translation
  adjustment                                                                  4,538                                           4,538
                      ---------         -------        -----------        ----------       ----------       ---------     ----------
March 31,
  2004                5,277,313         $52,773        $ 4,636,338        ($232,785)       $  984,535        ($8,195)    $5,432,666
                      =========         =======        ===========        ==========       ==========       =========    ===========



January 1,
   2003               4,805,843         $48,058        $ 4,341,629        ($303,575)       $  845,005       ($ 8,195)    $4,922,922


Net (loss)                                                                                 (  682,058)                   (  682,058)

Foreign currency
  translation
  adjustment                                                                 21,507                                          21,507
                      ---------         -------        -----------        ----------       -----------      --------     -----------

March 31,
  2003               4,805,843          $48,058        $ 4,341,629        ($282,068)       $  162,947       ($ 8,195)    $4,262,371
                     ==========         =======        ===========        ==========       ==========       =========    ===========


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 and 2003
                                   (UNAUDITED)

                                                                 2004               2003
                                                              -----------       -----------
Cash flow provided (used) by operating activities:

  Net (loss)                                                  ($  205,541)      ($  682,058)

Adjustments to reconcile net income to net cash
     provided (used) by operations:
 Depreciation and amortization                                    178,025           154,882
  Changes in assets and liabilities:
  Decrease in accounts receivable                                 687,312            699,142
  (Increase) in inventories                                   ( 1,056,278)      ( 1,074,509)
  (Increase) decrease in prepaid expenses                          42,871       (    54,743)
  (Increase) decrease in accounts payable,
   accrued expenses and other                                     531,402           297,388
                                                              ------------       ------------

  Net cash provided (used) by operating activities                177,791       (   659,898)
                                                              ------------      ------------

Cash provided (used) by financing activities:
  Net increase under line of credit                                50,000       (   550,000)
  Issuance of common stock                                        229,674               -
  Net reduction (increase) in advances to affiliates          (   229,618)          379,905
  Net (reduction) in long term borrowings                     (   152,023)      (   151,019)
                                                              ------------      ------------


  Net cash (used) by financing activities                     (   101,967)      (   321,114)
                                                              ------------      ------------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                    (    60,305)            5,688
                                                              ------------      ------------

 Net cash used by investing activities                        (    60,305)            5,688
                                                              ------------      ------------
Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                            15,519       (   975,324)

 Effect of foreign currency translation on cash                     4,538            21,507
                                                              ------------      ------------

Increase (decrease) in cash                                        20,057       (   953,817)
Cash at beginning of period                                        42,923         1,093,826
                                                              ------------      ------------

Cash at end of period                                         $    62,980       $   140,009
                                                              ============      ============

Supplemental Information:
  Cash used for interest during period                        $    67,303       $    70,108
                                                              ============      ============
  Cash used for income taxes during period                    $      -          $      -
                                                              ============      ============


The company had no cash equivalents at March 31, 2004 and 2003.


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

     Certain financial statement items for the quarter ended March 31, 2003 have been reclassified to conform to the 2004 presentation.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Liquidity and Capital Resources:

     The primary sources of the Registrant's liquidity are its operations, short-term borrowings from a commercial bank pursuant to a revolving line of credit arrangement, and other borrowings. The total borrowings under the line are secured by trade receivables and inventories, and can aggregate a maximum amount of $5,000,000. The line matures on May 31, 2004. Under the terms of the line, the Registrant is required to maintain a minimum level of working capital and meet certain other financial covenants during the term of the agreement. As of March 31, 2004, the amount outstanding pursuant to this facility was $4,600,000 and, as of such date, the Registrant was not in compliance with certain of the applicable loan covenants. The lender has agreed to waive such non compliance through May 31, 2004.

     During July, 2002, the Registrant finalized the working capital line of credit discussed in the preceding paragraph as well as an Industrial Revenue Bond financing issued through the city of Montgomery, AL in the amount of $3,500,000 to be utilized for a plant expansion and related equipment at the Registrant's Montgomery, AL facility. Such financing was secured with favorable interest rate terms which float with current conditions. The present interest rate is approximately 1.5% per year.

     The Registrant is currently discussing renewal of the line of credit and increasing the maximum authorized borrowing under this financing arrangement to $6,000,000. It is anticipated that these discussions will finalized during May 2004.

     During March 1999, The Registrant borrowed $400,000 from an entity owned by certain officers of the Company. The obligation required monthly payments of principal and interest at prevailing rates through maturity during April, 2004. During April 2004 such obligation was refinanced with a principal balance of approximately $365,800 and required monthly principal and interest payments at an annual interest rate of prime plus 1% through the revised maturity during April 2011.

     The Registrant is involved in making sales in the Canadian market and, accordingly, is subject to fluctuations of the Canadian currency. The Registrant does not engage in currency hedging and deals with such risk as a pricing issue.

     First Quarter Trend:

     Resulting principally from the recurring seasonality of the Company's products, customer promotions offered during the fourth quarter and weather, the Company's operations historically yield operating losses during the quarters ending March 31. The following tabulation reflects net sales and net income
(loss) for the Registrants last five first quarters:

              Quarter ended                                               Net income
                March 31,                    Net sales                      (loss)
               ----------                    ----------                    ---------


                 2004                        $3,437,586                    ($205,541)
                 2003                         2,870,767                    ( 682,058)
                 2002                         3,917,975                       56,943
                 2001                         3,233,206                    ( 309,474)
                 2000                         3,272,135                    (  10,164)

     The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Results of Operations:

     Net sales increased approximately 20 % or $ 567,000 for the quarter ended March 31, 2004 when compared to the same quarter of the preceding year. Such increase was primarily attributed to mild weather in the northern states causing an early start of the boating season and thereby increased sales of marine products

     Cost of goods sold decreased as a percentage of net sales when comparing the quarter ended March 31, 2004 with the comparable quarter in 2003. The percentages were 78.3% and 88.7 % for the quarters ended during 2004 and 2003, respectively. The ratio was favorably impacted by spreading the fixed element of manufacturing overhead over the higher sales levels experienced during the current quarter. This change was unfavorably impacted by increasing costs of petroleum based raw materials, many of which are key components of the Registrant's products. In an attempt to offset the foregoing, the Company has passed on price increases on certain products during the quarter ending June 30, 2004.

     Selling and administrative expenses increased approximately $55,000 or 7% when comparing the quarters ended March 31, 2004 and 2003. Such increase was primarily attributable to higher personnel costs.

     Advertising and promotion increased approximately $ 3,000 comparing the three months ended March 31, 2004 and 2003.

     Interest expense decreased by approximately $3,000 comparing the March 31, 2004 quarter to the corresponding quarter in 2003.


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

                           PART II - Other Information

Item l - Legal Proceedings:  Not applicable

Item 2 - Changes in Securities: Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K:

                 (a)   Exhibits: Not applicable

                 (b) Reports on Form 8-K:

                  On February 19, 2004 the Registrant filed a Form 8-K with the United States Securities and Exchange Commission disclosing that it had terminated the Letter of Intent and contemplated asset purchase with Clear Cote Corporation of St. Petersburg, FL without reaching a successful completion.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     OCEAN BIO-CHEM, INC.

Date:   May 14, 2004                 By: /s/ PETER G. DORNAU
     ------------------------           ------------------------------------
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     1) Designed such disclosure controls and procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

     1) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


OCEAN BIO-CHEM, INC.

Date:    May 14, 2004                      /s/ Peter Dornau
                                           -------------------------------------
                                           Peter G. Dornau
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     1) Designed such disclosure controls and procedures to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

     1) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


OCEAN BIO-CHEM, INC.

Date:    May 14, 2004                      /s/ Edward Anchel
                                           -------------------------------------
                                           Edward Anchel
                                           Chief Financial Officer

                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May 14, 2004
                                           /s/ Peter Dornau
                                           -------------------------------------
                                           Peter G. Dornau
                                           Chairman of the Board of Directors
                                           and Chief Executive



                                           /s/ Edward Anchel
                                           -------------------------------------
                                           Edward Anchel
                                           Chief Financial Officer