Form 10-Q
period 2004-06-30
OCEAN BIO CHEM INC
filed 2004-08-11
CIK 350737

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                           Commission File No. 2-70197


                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               59-1564329
--------------------------------------------------------------------------------
 (State of other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

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

           $.01 Par Value Common Stock, 10,000,000 shares authorized.
                5,417,813 issued and outstanding at June 30, 2004

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                            Page
   -----------                                                            ----

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2004 and December 31, 2003                                    3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2004 and 2003                                                     4

       Consolidated statements of changes in
          shareholders' equity for the six months
          ended June 30, 2004 and 2003                                      5

       Consolidated statements of cash flows
          for the six months ended June 30, 2004
          and 2003                                                          6

  Item 2. - Management's Discussion and Analysis
                of Financial Condition and Results of Operations            7-8

  Item 3. - Quantitative and Qualitative Disclosures about Market Risk      9

  Item 4. - Controls and Procedures                                         9

Part II:

  Item 1. - Legal Proceedings                                               10
  Item 2. - Changes in Securities                                           10
  Item 3. - Defaults upon Senior Securities                                 10
  Item 4. - Submission of Matters to Vote by Security Holders               10
  Item 5. - Other Matters                                                   10
  Item 6. - Exhibits and Reports on Form 8-K                                10


Signatures                                                                  11


Exhibits

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                         JUNE 30,       DECEMBER 31,
                                                           2004            2003
                                                      ------------      ------------
                                                       (Unaudited)
Current assets:
Cash                                                  $    218,441      $     42,923
Trade accounts receivable net of allowances
  for doubtful accounts of approximately $133,100
  and $206,000 at June 30, 2004 and December 31,
  2003, respectively                                     4,434,675         4,333,023
Inventories                                              6,346,546         5,315,741
Prepaid expenses and other current assets                  167,906           193,372
                                                      ------------      ------------
    Total current assets                                11,167,568         9,885,059
                                                      ------------      ------------

Property, plant and equipment, net                       7,452,723         7,506,586
                                                      ------------      ------------

Other assets:
Funds held in escrow for equipment                           1,900           126,295
Trademarks, trade names and patents, net
  of accumulated amortization                              330,439           330,439
Due from affiliated companies, net                         356,238           172,925
Deposits and other assets                                  260,932           281,880
                                                      ------------      ------------
    Total other assets                                     949,509           911,539
                                                      ------------      ------------

    Total assets                                      $ 19,569,800      $ 18,303,184
                                                      ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade                              $  2,028,445      $  1,305,484

Note payable - bank                                      5,325,000         4,550,000

Current portion of long-term debt                          484,825           898,964
Income taxes and accrued expenses payable                  133,662           261,439
                                                      ------------      ------------

    Total current liabilities                            7,971,932         7,015,887
                                                      ------------      ------------

Deferred income taxes payable                              223,610           205,610
                                                      ------------      ------------

Long-term debt, less current portion                     5,808,172         5,677,692
                                                      ------------      ------------
Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares
  authorized, 5,417,813 and 4,960,843 shares
  issued and outstanding at June 30, 2004 and
  December 31, 2003, respectively                           54,178            49,608
Additional paid-in capital                               4,722,746         4,409,829
Foreign currency translation adjustment                   (249,344)         (237,323)
Retained earnings                                        1,046,701         1,190,076
                                                      ------------      ------------
                                                         5,574,281         5,412,190
Less cost of common stock in treasury,
 7,519 shares at June 30, 2004 and
 December 31, 2003, respectively                            (8,195)           (8,195)
                                                      ------------      ------------
                                                         5,566,086         5,403,995
                                                      ------------      ------------

Total liabilities and shareholders' equity            $ 19,569,800      $ 18,303,184
                                                      ============      ============

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                             2004              2003             2004              2003
                                         ------------      ------------     ------------      ------------
Gross sales                              $  6,295,436      $  5,462,282     $ 10,199,380      $  8,688,052

Allowances                                    849,875           351,531        1,316,233           706,534
                                         ------------      ------------     ------------      ------------

Net sales                                   5,445,561         5,110,751        8,883,147         7,981,518
Cost of goods sold                          4,052.441         3,630,147        6,743,078         6,175,783
                                         ------------      ------------     ------------      ------------

Gross profit                                1,393,120         1,480,604        2,140,069         1,805,735
                                         ------------      ------------     ------------      ------------


Costs and expenses:
Advertising and  promotion                    333,174           189,775          467,430           327,324
Selling and administrative                    864,748           805,967        1,722,151         1,607,907
Interest expense                               73,639            77,583          140,942           147,691
                                         ------------      ------------     ------------      ------------
    Total cost and expenses                 1,271,561         1,073,325        2,330,523         2,082,922
                                         ------------      ------------     ------------      ------------

Income (loss) from operations                 121,559           407,279         (190,454)         (277,187)
Interest income                                   107               825              579             3,233
                                         ------------      ------------     ------------      ------------

Income (loss) before income taxes             121,666           408,104         (189,875)         (273,954)

Provision (benefit) for income taxes           59,500                --          (46,500)               --
                                         ------------      ------------     ------------      ------------

Net income (loss)                              62,164           408,104         (143,375)         (273,954)

Other comprehensive income (loss)
  net of income taxes:

Foreign currency translation
  Adjustment                                  (16,559)           28,205          (12,021)           49,712
                                         ------------      ------------     ------------      ------------

Comprehensive income (loss)              $     45,607      $    436,309     $   (155,396)     $   (224,242)
                                         ============      ============     ============      ============

Earnings (loss) per
  common share                           $        .01      $        .08     $       (.03)     $       (.06)
                                         ============      ============     ============      ============


Earnings per share were calculated on the basis of 5,294,818 and 4,823,549 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2004 and 2003, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 130 which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    Foreign
                          Common stock             Additional       currency        Retained         Treasury
                      Shares          Amount     paid-in capital   adjustment        earnings          stock             Total
                   -----------     -----------     -----------     -----------      -----------      -----------      -----------
January 1, 2004      4,960,843     $    49,608     $ 4,409,829     ($  237,323)     $ 1,190,076      ($    8,195)     $ 5,403,995

Net loss                    --              --              --              --         (143,375)              --         (143,375)

Common stock
   issuances           456,970           4,570         312,917              --               --               --          317,487

Foreign currency
  translation
  adjustment                --              --              --         (12,021)              --               --          (12,021)
                   -----------     -----------     -----------     -----------      -----------      -----------      -----------
June 30, 2004        5,417,813     $    54,178     $ 4,722,746     ($  249,344)     $ 1,046,701      ($    8,195)     $ 5,566,086
                   ===========     ===========     ===========     ===========      ===========      ===========      ===========

January 1, 2003      4,805,843     $    48,058     $ 4,341,629     ($  303,575)     $   845,005      ($    8,195)     $ 4,922,922

Net (loss)                  --              --              --              --         (273,954)              --         (273,954)

Issuances of stock     155,000           1,550          68,200              --               --               --           69,750

Foreign currency
  translation
  adjustment                --              --              --              --               --           49,712           49,712
                   -----------     -----------     -----------     -----------      -----------      -----------      -----------

June 30, 2003        4,960,843     $    49,608     $ 4,409,829     ($  253,863)     $   571,051      ($    8,195)     $ 4,768,430
                   ===========     ===========     ===========     ===========      ===========      ===========      ===========

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                    2004             2003
                                                                -----------      -----------
Cash flow provided by operating activities:
Net income (loss)                                               $  (143,375)     $  (273,954)

Adjustments to reconcile net income
  to net cash provided by operations:
Depreciation and amortization                                       357,224          314,924
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                       (101,652)        (527,352)
   (Increase) in inventory                                       (1,030,805)      (1,392,917)
   (Increase) decrease in prepaid expenses
     and other current assets                                        25,465          223,291
  (Decrease) in accounts payable,
     accrued expenses and other                                     634,133          176,442
                                                                -----------      -----------

      Net cash provided (used) by operating activities             (259,010)      (1,479,566)
                                                                -----------      -----------

Cash flows from financing activities:
  Net increases under line of credit                                775,000          350,000
  Reduction (increases) in due from affiliates                     (183,313)         305,130
  Payments on debts, net                                           (283,659)        (301,909)
  Common stock transactions                                         317,487           69,750
                                                                -----------      -----------

      Net cash provided (used) by financing activities              625,515          422,971
                                                                -----------      -----------

Cash flows from investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                                      (178,966)         (33,654)
                                                                -----------      -----------

     Net cash (used) by investing activities                       (178,966)         (33,654)
                                                                -----------      -----------

  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                        187,539       (1,090,249)

  Effect of foreign currency translation adjustment on cash         (12,021)          49,712
                                                                -----------      -----------


Net increase (decrease) in cash                                     175,518       (1,040,537)

Cash at beginning of period                                          42,923        1,093,826
                                                                -----------      -----------

Cash at end of period                                           $   218,441      $    53,289
                                                                ===========      ===========

Supplemental information:
Cash used for payment of interest during period                 $   140,942      $   147,691
                                                                ===========      ===========

Cash used for payment of income taxes during period             $    32,000      $        --
                                                                ===========      ===========

The company had no cash equivalents at June 30, 2004 and 2003.

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

Certain financial statement items for the three and six months ended June 30, 2003 have been reclassified to conform with the 2004 presentation.

Forward-looking Statements:
---------------------------

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Ocean Bio-Chem, Inc. (the "Company," `we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect our results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts, and other factors. We will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The primary sources of our liquidity is cash from operations, short-term borrowings under our revolving line of credit with Regions Bank, a commercial bank, other borrowings.

We renewed our line of credit with Regions Bank in July 2004, in which we increased our credit line from $ 5 million to $6 million. This line of credit is secured by a security interest in our accounts receivable and inventory. The line of credit bears interest the lender's prime rate plus .25% and matures on May 31, 2005. The maximum amount of credit that can be extended under the agreement is $6 million. Under this line of credit, we are required to maintain certain financial ratios as of each fiscal year end. As of June 30, 2004, the amount outstanding pursuant to the working capital line of credit was $5,325,000.

We have obtained financing under industrial development revenue bonds from the city of Montgomery, AL beginning in 1997. As of June 30, 2004, the amount outstanding under our industrial development bonds is $5,895,000. The interest rate on the bonds is a floating rate and as of June 30, 2004, the interest rate was approximately 1.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE
------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2003
--------------------------------

Gross sales increased 15% to approximately $6,295,400 for the three months ended June 30, 2004 compared to gross sales of approximately $5,462,300 for the three months ended June 30, 2003. Management attributes this increase primarily to sales of recently introduced new marine oil products and to the timing of certain customer orders.

Cost of goods sold increased to 74.42% of net sales during the three months ended June 30, 2004 compared to 71.03% of net sales in the three months ended June 30, 2003. The increase in the cost of goods is attributed to increasing oil and other raw material costs announced during the second quarter and subsequent to previously promulgated sales price increases to certain of our customers. Management is currently evaluating the possibility of an another round of sales price increases to absorb these additional costs, but has deferred an additional increase in prices until it become clearer that these higher material costs will stabilize.

Selling and administrative expenses increased approximately $58,800 or 7 % in the three months ended June 30, 2004 compared to the same period in the prior year. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

Advertising and promotion increased approximately $143,400 or 76% in the three months ended June 30, 2004 compared to the same period in the prior year. This resulted primarily from increased co-op advertising associated with increased sales to certain customers and the timing of various advertising programs in 2004.

Interest expense was substantially unchanged in the three months ended June 30, 2004 and 2003 and amounted to approximately $73,600 and $77,600, respectively.

Our income from operations was approximately $121,600 in the three months ended June 30, 2004 compared to $407,300 during the three months ended June 30, 2003.

Our net income was approximately $62,600 in the three months ended June 30, 2004 compared to $408,100 in the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------

Gross Sales increased 17% to approximately $10,199,400 in the six months ended June 30, 2004 compared to $8,686,100 for the six months ended June 30, 2003. Management attributes this increase to mild weather in the northern states causing an early start of the boating season and thereby increased sales of marine products

Cost of goods sold decreased to 75.91% of net sales for the six months ended June 30, 2004 compared to 77.38% of net sales in the six months ended June 30, 2003. This change resulted from various factors, some of which negatively impacted margins and others which mitigated these factors. Specifically, petroleum products have costs which are higher than those experienced in prior periods and currently represent a higher portion of manufacturing efforts. In addition, a price increase was passed along on certain products during the first quarter of 2004, and margins are favorably impacted by spreading fixed elements of overhead over increased revenues.

Advertising and promotion expenses increased approximately $140,100 or 43% for the 2004 period when compared to expenses in the same time period in the previous year. This increase resulted primarily from increased co-op advertising associated with increased sales to certain customers and the timing of various advertising programs in 2004.

Selling and administrative expenses increased by approximately $114,200 or 7% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

Interest expense for the 2004 period decreased approximately $6,700 or 4.6% when compared to the same six month period of 2003. This change was primarily due to the impact of lower interest rates.

Our loss before income taxes was $189,875 in the six months ended June 30, 2004 compared to a net loss before income taxes of $273,954 in the six months ended June 30, 2003.

Our benefit for income taxes amounted to $46,500 for the six months ended June 30, 2004 and reflected based on available tax net loss carry-back provisions. We did not have any benefit for income taxes in the six months ended June 30, 2003.

As a result of the foregoing, our net loss from amounted to approximately $143,400 for the six months ended June 30, 2004 compared to a net loss of approximately $274,000 for the six months ended June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates Historically and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or June 30, 2004, we had floating interest rates on our industrial development revenue bonds and our credit facility. As of June 30, 2004, the interest rate on our $5,895,000 outstanding balance of industrial revenue bonds was 1.3% per annum and the interest rate on our credit facility approximated 4.75% which is prime plus .25%. We do not expect any changes in the interest rate to have a significant impact on our operations during fiscal 2004.

FOREIGN CURRENCY RISK

We sell products in Canada, based on the Canadian dollar. Thereby, we have exposure to changes in exchange rates. Changes in the Canadian dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian dollar.

CONCENTRATION AND CREDIT RISK

We maintain cash balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At June 30, 2004, approximately 18% of the Company's cash was subject to such risk.

Item 4. Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II:  OTHER INFORMATION

Item l - Legal Proceedings: See our Form 10-K for the year ended December 31, 2003.

Item 2 - Changes in Securities: On April 7, 2004, we granted an aggregate of 140,500 shares of our common stock to certain officers, directors and employees as bonus shares. We issued these shares in reliance upon
           Section 4(2) of the Securities Act of 1933, because each person who received the shares was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 -   Submission of Matters to Vote of Security Holders:
           On June 3, 2004, at our annual meeting of shareholders, seven directors; Peter G. Dornau, Edward Anchel, Jeffrey Tieger, Laz L. Schneider, James M. Kolisch, John B. Turner, and Sonia B. Beard were elected. Shareholders also approved Berkovits, Lago & Co., LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2004. The tabulation of voting for the foregoing was as follows:

                                      For            Against           Abstain
                                      ---            -------           -------
           Peter G. Dornau         3,717,028            668            1,100
           Edward Anchel           3,717,028            668            1,100
           Jeffrey Tieger          3,717,028            668            1,100
           Laz L. Schneider        3,717,028          1,778            1,100
           James M. Kolisch        3,717,028            668            1,100
           John B. Turner          3,717,028            668            1,100
           Sonia B. Beard          3,717,028          1,778            1,100

           Berkovits, Lago
           & Co.,LLP,  CPA's       3,710,526          1,778            7,602

Item 5 -   Other Matters:  Not applicable

Item 6 -   Exhibits:

           (A)        Exhibits

                      31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002

                      31.2 Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002

                      32.1 Certification of CEO and CFO pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 906

           (B)        Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    OCEAN BIO-CHEM, INC.

Date: August 11, 2004                                /s/ Peter Dornau
                                                    --------------------------
                                                    Peter G. Dornau
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                     /s/ Edward Anchel
                                                    --------------------------
                                                    Edward Anchel
                                                    Chief Financial Officer