Form 10-Q
period 2004-09-30
OCEAN BIO CHEM INC
filed 2004-11-12
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Florida                                        59-1564329
--------------------------------------------          --------------------------
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

            YES   X                              NO
                ------                               -------

     Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

            YES                                  NO     X
                ------                               -------


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            $.01 Par Value Common Stock 10,000,000 shares authorized;
             5,417,813 issued and outstanding at September 30, 2004

                         OCEAN BIO-CHEM AND SUBSIDIARIES

                                      INDEX


Description                                                             Page
                                                                        ----
Part I:

 Item 1. -  Financial Statements:

     Consolidated balance sheets as of September 30, 2004
       and December 31, 2003                                              3

     Consolidated statements of operations for the three and
       nine months ended September 30, 2004 and 2003                      4

     Consolidated statements of changes in shareholders'
       equity for the nine months ended September 30, 2004
       and 2003                                                           5

     Consolidated statements of cash flows for the nine months
       ended September 30, 2004 and 2003                                  6

 Item 2. -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7-8

Item 3. -  Quantitative and Qualitative Disclosures about Market Risk     9

Item 4. -  Controls and Procedures                                        9

Part II:

 Item 1. - Legal Proceedings                                             10
 Item 2. - Changes in Securities                                         10
 Item 3. - Defaults upon Senior Securities                               10
 Item 4. - Submission of Matters to Vote by Security Holders             10
 Item 5. - Other Matters                                                 10
 Item 6. - Exhibits and Reports on Form 8-K                              10

Signatures                                                               10

Exhibits

                         Part I - Financial Information

Item I. Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2004               2003
                                                                    -------------       ------------
                                                                     (Unaudited)
Current assets:
   Cash                                                             $     53,547        $     42,923
   Trade accounts receivable net of allowances for doubtful
     accounts of approximately $133,200 and $ 206,000 at
      September 30, 2004 and December 31, 2003, respectively           4,876,274           4,333,023
   Inventories
                                                                       6,484,544           5,315,741
   Prepaid expenses and other current assets                             161,950             193,372
                                                                    ------------        ------------
     Total current assets                                             11,576,315           9,885,059
                                                                    ------------        ------------

Property, plant and equipment, net                                     7,361,793           7,506,586
                                                                    ------------        ------------

Other assets:
   Funds held in escrow for equipment                                      1,901             126,295
   Trademarks, trade names and patents, net
     of accumulated amortization                                         330,439             330,439
   Due from affiliated companies, net                                    381,002             172,925
   Deposits and other assets                                             273,437             281,880
                                                                    ------------        ------------
       Total other assets                                                986,779             911,539
                                                                    ------------        ------------

      Total assets                                                  $ 19,924,887        $ 18,303,184
                                                                    ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                         $  2,954,277        $  1,305,484
   Note payable - bank                                                 4,975,000           4,550,000
   Current portion of long-term debt                                     485,805             898,964
   Income taxes and accrued expenses payable                              61,522             261,439
                                                                    ------------        ------------

       Total current liabilities                                       8,476,604           7,015,887
                                                                    ------------        ------------

Deferred income taxes payable                                            241,610             205,610
                                                                    ------------        ------------

Long term debt, less current portion                                   5,699,925           5,677,692
                                                                    ------------        ------------

Shareholders' equity:
   Common stock - $.01 par value 10,000,000 shares authorized,
     5,417,813 and 4,960,843 issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively               54,178              49,608
   Additional paid-in capital                                          4,722,746           4,409,829
   Foreign currency translation adjustment                          (    224,633)       (    237,323)
   Retained earnings                                                     962,652           1,190,076
                                                                    ------------        -------------
                                                                       5,514,943           5,412,190
   Less cost of common stock in treasury, 7,519 shares
     at September 30, 2004 and December 31, 2003, respectively      (      8,195)       (      8,195)
                                                                    -------------       -------------
                                                                       5,506,748           5,403,995
                                                                    -------------       -------------

Total liabilities and shareholders' equity                          $ 19,924,887        $ 18,303,184
                                                                    =============       =============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the three months                     For the nine months
                                                   ended September 30,                       ended September 30,
                                                2004              2003                  2004              2003
                                                ----              ----                  ----              ----
Gross sales                                   $6,513,764        $7,147,944           $16,713,144        $15,835,996

Allowances                                       626,276           715,394             1,942,509          1,421,928
                                              ----------        ----------           -----------        -----------

Net sales                                      5,887,488         6,432,550            14,770,635         14,414,068
Cost of goods sold                             4,671,283         4,675,359            11,414,361         10,851,142
                                              ----------        ----------           -----------        -----------

Gross profit                                   1,216,205         1,757,191             3,356,274          3,562,926
                                              ----------        ----------           -----------        -----------

Cost and expenses:
   Advertising and promotion                     370,879           313,256               838,309           640,580
   Selling and administrative                    864,241           754,069             2,586,392         2,361,976
   Interest expense                               81,285            70,642               222,227           218,333
                                              ----------        ----------           -----------        -----------
     Total costs and expenses                  1,316,405         1,137,967             3,646,928          3,220,889
                                              ----------        ----------           -----------        -----------

Income (loss) from operations                 (  100,200)          619,224           (   290,654)           342,037
Interest income                                      151             7,544                   730             10,778
                                              -----------       ----------           ------------       -----------

Income (loss) before income taxes             (  100,049)          626,768           (   289,924)           352,815

Provision (benefit) for income taxes          (   16,000)          120,000           (    62,500)           120,000
                                              -----------       ----------           ------------       -----------

Net income (loss)                             (   84,049)          506,768           (   227,424)           232,815

Other comprehensive income, net of
   income taxes:

 Foreign currency translation
   adjustment                                     24,711        (      708)               12,690             49,004
                                              -----------       -----------          ------------       ------------

Comprehensive income                          ($  59,338)       $  506,060           ($  214,734)       $   281,819
                                              ===========       ===========          ============       ===========

Earnings(loss) per common share               ($     .02)       $      .10           ($      .04)       $       .05
                                              ===========       ===========          ============       ===========




     Earnings per share were calculated on the basis of 5,335,816 and 4,866,605 weighted average shares of common stock outstanding for the nine months and three months ended September 30, 2004 and 2003, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130, which requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income of the Registrant which are reflected in the accompanying financial statements are foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                             Foreign
                               Common stock               Additional         currency       Retained       Treasury
                            Shares         Amount      paid-in capital      adjustment      earnings         stock          Total
                            ------         ------      ---------------      ----------     ----------     -----------     ----------

January 1,
   2004                     4,960,843        $49,608      $4,409,829        ($237,323)     $1,190,076     ($  8,195)    $5,403,995


Net loss                                                                                   (  227,424)                  (  227,424)

Common stock
   issuances                  456,970          4,570         312,917                                                       317,487

Foreign currency
   translation
   adjustment                                                                  12,690                                       12,690
                            ---------      ---------      ----------        ---------      -----------    ----------    ----------


September 30,
   2004                     5,417,813      $  54,178      $4,722,746        ($224,633)     $  962,652     ($  8,195)    $5,506,748
                            =========      =========      ==========        ==========     ==========     ==========    ==========
$5,506,748
==========


January 1,
   2003                     4,805,843        $48,058      $4,341,629        ($303,575)     $  845,005     ($  8,195)    $4,922,922


Net income                                                                                    232,815                      232,815

Common stock
   issuances                  155,000          1,550          68,200                                                        69,750

Foreign currency
   translation
   adjustment                                                                                  49,004                       49,004
                            ---------      ---------      ----------        ---------      -----------    ----------    -----------


September 30,
   2003                     4,960,843        $49,608      $4,409,829        ($254,571)     $1,077,820     ($  8,195)    $5,176,483
                            =========      =========      ==========        ==========     ==========     ==========    ===========





                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                        2004                2003
                                                                        ----                ----

Cash flows provided by operating activities:
      Net income (loss)                                             ($   227,424)       $    232,815
Adjustments to reconcile net income
   to net cash provided by operations:
         Depreciation and amortization                                   545,422             495,420
         Changes in assets and liabilities:
            (Increase) in accounts receivable                       (    543,251)       (  1,183,919)
            (Increase)  in inventory                                (  1,168,803)       (  1,609,951)
            (Increase) decrease in prepaid expenses
             and other current assets                                     31,422        (     87,335)
            Increase in accounts payable,
              accrued expenses, and other                              1,493,319             954,876
                                                                    -------------       -------------

         Net cash provided (used) by operating activities                130,685        (  1,198,094)
                                                                    -------------       -------------

Cash flows from financing activities:
      Net increases under line of credit                                 425,000             500,000
      Reduction (increases) in due from affiliates                  (    208,077)            298,041
      Payments on debts, net                                        (    390,926)       (    433,907)
      Common stock transactions                                          317,487              69,750
                                                                    -------------       -------------

         Net cash provided by operating activities                       143,484             433,884
                                                                    -------------       -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net
      of funds held in escrow                                       (    276,235)       (    138,595)
                                                                    -------------       -------------

   Net cash used by investing activities                            (    276,235)       (    138,595)
                                                                    -------------       -------------

   (Decrease) in cash prior to effect of
      foreign currency translation adjustments                      (      2,066)       (    902,805)

   Effect of foreign currency translation on cash                         12,690              49,004
                                                                    -------------       -------------

   Net increase (decrease) in cash                                        10,624        (    853,801)

   Cash at beginning of period                                            42,923           1,093,826
                                                                    -------------       -------------

   Cash at end of period                                            $     53,547        $    240,025
                                                                    =============       =============

   Supplemental information:

   Cash used for payment of interest during period                  $    222,227        $    218,333
                                                                    =============       =============

   Cash used for payment of income taxes during period              $     48,000        $        -
                                                                    =============       =============

   The Company had no cash equivalents at September 30, 2004 or 2003.


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

     Certain financial statement items for the three and nine months ended September 30, 2003 have been reclassified in order to conform with the 2004 presentation.

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

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The primary sources of our liquidity are cash from operations, short-term borrowings under our revolving line of credit with Regions Bank, a commercial bank, and other borrowings.

     We renewed our line of credit with Regions Bank in July 2004, at which time we increased our credit line from $5 million to $6 million. This line of credit is collateralized by a security interest in our accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus ..25% and matures on May 31, 2005. The maximum amount of credit that can be extended under the agreement is $6 million. Under this line of credit, we are required to maintain certain financial ratios as of each fiscal year end. As of September 30, 2004, the amount outstanding pursuant to the working capital line of credit was $ 4,975,000.

     We have obtained financing under industrial development revenue bonds from the city of Montgomery, AL during 1997 and 2002. As of September 30, 2004, the amount outstanding under our industrial development bonds is $5,780,000. The bonds carry a floating interest rate, which as of September 30, 2004 was approximately 2%.

     Result of Operations for the Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003:

     Gross sales decreased 9% or approximately $634,200 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Management attributes this decrease primarily to the timing of incoming orders resulting from the hurricanes that plagued the southeastern United States during the current quarter. Customer orders anticipated during the current period have been received during the fourth quarter and it is expected that this shortfall will be made up before year-end.

     Cost of goods sold increased to 79.3% of net sales during the three months ended September 30, 2004 compared to 72.7% of net sales in the three months ended September 30, 2003. The increase in the cost of goods is attributed to increasing oil and other raw material costs announced by suppliers during the current quarter. Our 2004 third quarter sales heavily included anti-freeze products which have margins that are highly dependent on petroleum costs. In addition, the sales that otherwise would have been reflected in the third quarter, but for the impact of hurricanes as noted above, substantially represent core marine products which yield higher margins and otherwise would have impacted the current quarter's revenue mix and, accordingly, gross margins.

     Selling and administrative expenses increased approximately $110,200 or 15 % in the three months ended September 30, 2004 compared to the same period of the prior year. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Advertising and promotion increased approximately $ 57,600 or 18% in the three months ended September 30, 2004 compared to the same period in the prior year. This resulted primarily from planned increases in primarily co-op and print media advertising programs.

     Interest expense for the three months ended September 30, 2004 amounted to approximately $81,300 which represents an approximate $10,000 increase compared to the comparable period in 2003. This resulted from slightly higher interest rates and increased borrowings.

     Our loss from operations was approximately ($100,000) for the three months ended September 30, 2004 compared to income of approximately $626,800 during the three months ended September 30, 2003.

     Our net loss was approximately ($84,000) in the three months ended September 30, 2004 compared to net income of approximately $506,800 in the three months ended September 30, 2003.

     Result of Operations for the Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003:

     Gross sales increased 6% to approximately $16,713,100 in the nine months ended September 30, 2004 compared to $15,836,000 for the nine months ended September 30, 2003. Management attributes this to sales increases realized during earlier quarters of 2004 based on an early start to the marine boating season this year.

     Cost of goods sold increased to 77.3% of net sales for the nine months ended September 30, 2004 compared to 75.3% of net sales in the nine months ended September 30, 2003. This change resulted from various factors, some of which negatively impacted margins and others which mitigated these factors. Specifically, petroleum product costs are higher than those experienced in prior periods and currently represent a higher portion of manufacturing expenses. In addition, a price increase was passed along on certain products during the first quarter of 2004, and margins are favorably impacted by spreading fixed elements of overhead over increased revenues. Please read management's discussion relating to the three months ended September 30, 2004, above.

     Advertising and promotion expenses increased approximately $197,700 for the 2004 period when compared to expenses in the same time period in the previous year. This increase resulted primarily from increased co-op advertising associated with increased sales to certain customers and the timing of various advertising programs in 2004.

     Selling and administrative expenses increased by approximately $224,400 or 10% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Interest expense for the 2004 period increased approximately $3,900 when compared to the same nine month period of 2003. This change was primarily due to the impact of higher interest rates and increased borrowings.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

     As or September 30, 2004, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of September 30, 2004, the interest rate on our $5,780,000 outstanding balance of industrial revenue bonds was approximately 2% per annum and the interest rate on our line of credit facility approximated 5% which is prime plus .25%. We do not expect any changes in the interest rate to have a significant impact on our operations during fiscal 2004.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:  See our Form 10-K for the year ended
                               December 31, 2003.

Item 2 - Changes in Securities:  Not applicable

Item 3 - Defaults Upon Senior Securities:  Not applicable

Item 4 - Submission of Matters to Vote of Security Holders:  Not applicable

Item 5 - Other Matters:  Not applicable

Item 6 - Exhibits and Reports on Form 8-K:

(A)      Exhibits:  Not applicable

(B) Reports on Form 8-K:

     On October 26, 2004, we filed a Form 8-K disclosing that, pursuant to NASDAQ rules covering controlled corporations (those with a shareholder owning more than 50% of a company's common stock), we do not have either an independent compensation committee or nominating committee.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

   OCEAN BIO-CHEM, INC.

Date:          November 12, 2004             /s/        Peter G. Dornau
     -----------------------------           -----------------------------------
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                             /s/        Edward Anchel
                                             -----------------------------------
                                             Edward Anchel
                                             Chief Financial Officer

                                                                      Exhibit 31
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2004;

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

     Date:    November 12, 2004              /s/ Peter G. Dornau
             -------------------             ----------------------
                                             Peter D. Dornau
                                             Chairman of the Board and
                                             Chief Executive Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Edward Anchel certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2004;

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


   OCEAN BIO-CHEM, INC.

   Date:    November 12, 2004                /s/ Edward Anchel
                                             ------------------------
                                             Edward Anchel
                                             Chief Financial Officer

                                                                      Exhibit 32



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

   Dated:  November 12, 2004

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