Form 10-K
period 2004-12-31
OCEAN BIO CHEM INC
filed 2005-03-31
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                         Commission file number 2-70197

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

                Florida                                         59-1564329
                -------                                         ----------
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                       Identification No.)

           4041 SW 47 Avenue
          Fort Lauderdale, FL                                   33314-4023
          -------------------                                   ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (954) 587-6280
 Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Aggregate market value of Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price of a share of the Registrant's common stock on March 7, 2005 as reported by the NASDAQ Small Cap Market on that date: $3,989,754. For purposes of this disclosure, the Registrant has assumed that all directors, officers, and beneficial owners of 5% or more of the Registrant's common stock are affiliates of the Registrant.

       Number of shares of the Registrant's common stock outstanding as of February 28, 2005: 5,567,816 shares Common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 1, 2005, which will be filed within 120 days of December 31, 2004 are incorporated by reference to Part III of this Form 10-K.

Forward-looking Statements:
---------------------------

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts; and other factors.

                                     Part I

Item 1.  Business
-----------------

General: We were organized on November 13, 1973 under the laws of the state of Florida. We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobile and aircraft under the Star brite(R) and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers as well as provide custom blending and packaging services of these and other products.

Products:
---------

Set forth below is a general description of the products that we manufacture and market:

Marine: Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite(R) brand name as well as private label customers. The line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

Automotive: We manufacture a line of automotive products under the Star brite(R) brand name including brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite(R) brand as well as private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

Recreational vehicle: Our recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.

Aircraft: Our Aircraft product line consists primarily of polishes and cleaners.

Although the above products are utilized for different types of vehicles, boats, aircrafts and household purposes, it is management's view that they all constitute one industry segment.

Manufacturing: We manufacture the majority of our products at our manufacturing facility in Montgomery, Alabama. In addition, we contract with two unrelated companies located in northeastern and mid-western areas of the country to package other products, which are manufactured to our specifications, using ouR provided formulas. Each third party packager enters into a confidentiality agreement with us.

We purchase raw materials from a wide variety of suppliers, none of which are significant to operations and all raw materials used in manufacturing are readily available. We design our own packaging and supply our outside manufacturers with the appropriate design and packaging. We believe that our internal manufacturing capacity as well as the arrangements with our present outside manufacturers is adequate for our present needs.

In the event that these arrangements are discontinued with any manufacturer, we believe that substitute facilities can be found without substantial adverse effect on manufacturing and distribution.

Our in-house manufacturing is primarily performed by our wholly owned subsidiary, Kinpak Inc, an Alabama corporation ("Kinpak"). On February 27, 1996, we acquired certain assets of Kinpak, Inc., and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, we entered a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The underlying premises, at that time, consisted of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, we purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, we changed the name of our subsidiary to Kinpak Inc. (an Alabama corporation).

During July 2002, we completed an additional $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. Such project was substantially completed during the year ended December 31, 2003.

Marketing: Our marine products and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boater's World. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 10% of consolidated revenues for the year ended December 31, 2004. Sales to our five largest customers for the year ended December 31, 2004 amounted to approximately 55% of consolidated gross revenues and outstanding balances due us at year-end from these customers aggregated approximately 77% of consolidated trade receivables. We market our products through internal salesmen and approximately 250 sales representatives who work on an independent contractor-commission basis. Our officers also participate in sales presentations and trade shows. In addition, we aid marketing through advertising campaigns in national magazines related to specific marketplaces. The products are distributed primarily from our manufacturing and distribution facility in Alabama.

Backlog and Seasonality: We have no significant backlog of orders as of December 31, 2004. We do not give customers the absolute right to return product. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

Competition:
------------

Marine: We have several national and regional competitors in the marine marketplace. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. In the opinion of management no one or few competitors holds a dominant market share. We believe that we can increase or maintain our market share through our present methods of advertising and distribution.

Automotive: The automotive marketplace into which the Company began selling various products during 2001 is the largest in which we operate. There are many entities, both national and regional, which represent competition to us. Many are more established and have greater financial resources than we do. However, the market is so large that even a minimal market share could be significant to us. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. We believe that we can establish a reasonable market share through our present methods of advertising and distribution.

Recreational Vehicle: Our recreational vehicle appearance and maintenance market is parallel to that of the marine marketplace. In this market we compete with national and regional competitors, none of which singly or as a few have a dominant market share. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. Management is of the opinion that it can increase or maintain our market share by utilizing similar methods as those employed in the marine market.

Trademarks: We have obtained registered trademarks for Star brite(R) and other tradenames used on our products. We view our trademarks as significant assets because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

Patents: We hold two patents which we believe are valuable in limited product lines, but not material to our success or competitiveness in general.

New Product Development: We continue to develop specialized products for the marine, automotive, and recreational vehicle trade. We believe that our current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding. The amounts expended toward this effort in any fiscal period have not been significant and are charged to operations in the year incurred.

Environmental Costs: We adhere to a policy of compliance with applicable regulatory mandates on environmental issues. Amounts expended in this regard have not been significant and management is not aware of any instances of material non-compliance.

Financial Information Relating to Approximate Domestic and Canadian Gross Sales:
--------------------------------------------------------------------------------

                                         Year ended December 31,
                        -------------------------------------------------------

                            2004                   2003                 2002
                        -----------            -----------          -----------
United States:

        Northeast       $ 4,455,000           $  4,054,000         $  4,258,000
        Southeast         6,832,000              6,218,000            6,242,000
        Central           7,015,000              6,384,000            6,454,000
        West Coast        5,197,000              4,730,000            4,960,000
                        -----------            -----------          -----------
                         23,499,000             21,386,000           21,915,000

Canada (US Dollars)         862,000                792,000              798,000
                        -----------            -----------          -----------

                        $24,361,000            $22,178,000          $22,713,000
                        ===========            ===========          ===========

Personnel: We employ approximately 24 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical and accounting functions. In addition, we employ manufacturing and fabrication personnel in both Florida and Alabama.

         The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries as of December 31, 2004:

                                                                      Full-time
Location                        Description                           Employees
--------                        -----------                           ---------
Fort Lauderdale, Florida        Administrative                            24
Fort Lauderdale, Florida        Manufacturing and distribution             9
Montgomery, Alabama             Manufacturing and distribution            81
                                                                         ---
                                                                         114
                                                                         ===

Item 2.  Properties
-------------------

Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity fifty percent each owned by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and Vice President-Advertising, respectively. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, we renewed our lease agreement for a term of ten years. The lease required an initial annual rental of $94,800 and provides for a maximum increase of 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which normally arise from ownership. Rent charged to operations during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $100,500 each year.

Our Alabama facility currently contains approximately 180,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located eleven miles from the Plant. This facility has undergone two separate expansions of 60,000 and 70,000 square feet in 1998 and 2002, respectively. We financed the facility's enhancements and related equipment needs with Industrial Development Bonds issued through the city of Montgomery, AL. Our manufacturing facility is subject to a priority first mortgage; and our manufacturing equipment serves as collateral to a financial institution, which issued letters of credit to secure the bonds. .

Item 3.  Legal Proceedings
--------------------------

We were not involved in any significant litigation at December 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted for a vote of shareholders during the fourth quarter of 2004. Shareholders will vote at the Annual Meeting to be held during June, 2005 to elect members of the Board of Directors, ratify the engagement of the Company's Independent Certified Public Accountants, and any other matter presented at such meeting.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and
------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

A. Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Small Cap Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2004 and 2003 is presented below.

     Market Range of
     Common Stock Bid:    1st Qtr.         2nd Qtr.       3rd Qtr.      4th Qtr.
                          --------         --------       --------      --------
2004       High           $1.89            $1.85          $1.49         $1.40
           Low            $1.53            $1.31          $1.13         $. 93

2003       High           $2.00            $1.20          $1.69         $1.98
           Low            $1.30            $0.90          $0.97         $1.30

A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

B. The number of record holders of our Common Stock owners was approximately 200 at December 31, 2004. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. We have not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

D. Securities authorized for issuance at December 31, 2004 under equity compensation plans:

                                                                                              Number of securities
                                           Number of securities        Weighted average        remaining available
                                            to be issued upon          exercise price of       for future issuance
                                          exercise of outstanding     outstanding options,      under equity com-
                                        options, warrants & rights     warrants & rights         pensation plans
Equity compensation plans
  approved by security holders:
   Stock options granted (1)                   600,000                       $1.29                    165,000

Equity compensation plans
  not approved by security holders:
   Stock options and restricted
   stock awards (2), (3) and (4)               723,500                       $0.95                         --
                                             ---------                       -----                    -------
Total equity compensation plans
  approved and not approved by
  security holders                           1,323,500                       $1.10                    165,000
                                             =========                       =====                    =======

----------
(1) Includes 320,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 115,000 options under the 2002 Non-Qualified Stock Option Plan and 165,000 options under the 1992 Qualified Incentive Stock Option Plan.

(2) Includes 352,000 options granted under the 1994 Non-Qualified Stock Option Plan.

(3) Includes 231,000 options granted to Messrs. Peter G. Dornau and Jeffrey J. Tieger in conjunction with a loan made to the Company by and entity 50% owned by each of them.

(4) Includes140,500 shares of restricted common stock awarded to officers and other employees outside of our stock option plans.

During April 2004 we issued 140,500 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.25 each. Shares were awarded as follows:

            Officers:
            Peter G. Dornau, President and CEO                 35,000 shares
            Edward Anchel, Vice President and CFO              35,000 shares
            Jeffrey J. Tieger, Vice President and Secretary    20,000 shares
            William Dudman, Vice President                     16,000 shares
                                                              -------
                                                              106,000 shares

            Other employees, as a group (7 individuals)        34,500 shares
                                                              -------

            Total restricted shares awarded                   140,500 shares
                                                              =======

Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth selected financial data as of, and for the years ended December 31,

                                        2004              2003            2002              2001             2000
                                    -----------       -----------      -----------       -----------      -----------
Operations
----------

Gross sales                         $24,361,056       $22,178,352      $22,712,991       $19,876,095      $18,072,784

Net sales                           $21,657,083       $19,997,702      $20,585,898       $18,013,393      $16,139,256

Net income (loss)                   $   134,554       $   345,071      $   134,518       $   106,384     ($   244,823)

Earnings (loss) per
  common share                      $       .03       $       .07      $       .03       $       .03     ($       .06)

Balance Sheet
-------------

Working capital                     $ 3,403,574       $ 2,869,172      $ 2,212,872       $ 1,385,016      $ 1,724,043

Total assets                        $19,398,344       $18,303,184      $18,650,237       $15,030,206      $15,410,264

Long-term
 obligations                        $ 5,840,250       $ 5,883,302      $ 6,745,232       $ 3,843,515      $ 3,963,145

Total liabilities                   $13,509,849       $12,899,189      $13,727,315       $10,268,884      $10,737,972
Shareholders'
 equity                             $ 5,888,495       $ 5,403,995      $ 4,922,922       $ 4,761,322      $ 4,672,292

Cash dividends declared
  per share of common stock         $        --       $        --      $        --       $        --      $       --

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion should be read in conjunction with our consolidated financial statements contained herein as Item 15.

Overview:
---------

         We are a leading manufacturer and distributor of chemical formulations serving the appearance and functional categories of the marine, automotive, recreational vehicle and home care markets. We were founded in 1973 and have conducted operations within the aforementioned categories since then. During 1984, we changed our corporate name to Ocean Bio-Chem, Inc. (the parent company) from our former name, Star brite Corporation. Our operations were conducted as a privately owned company through March, 1981 when we completed our initial public offering of common stock.

Critical accounting policies and estimates:

         Principles of consolidation - Our consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

         Revenue recognition - Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable.

         Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

         Prepaid advertising and promotion - In any given year we introduce certain new products to our customers. In connection therewith, we produce new promotional items to be distributed over a period of time. We follow the policy of amortizing these costs over a one-year basis.

         Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

         Stock based compensation - We follow the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. For the years ended December 31, 2004, 2003 and 2002, we have not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs.

         Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 55%, 55% and 42% of consolidated gross revenues for the years ended December 31, 2004, 2003 and 2002; and 77% and 76% of consolidated accounts receivable at December 31, 2004 and 2003, respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.

         Concentration of cash - At various times of the year and at December 31, 2004, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

         Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

         Income taxes - We file consolidated federal and state income tax returns. We haves adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

         Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, we have determined that the carrying value of such intangible assets relating to its Star brite brand does not require further amortization. In addition, we own two patents that we believes are valuable in limited product lines, but not material to our success or competitiveness in general. There are no capitalized costs of these two patents.

         Translation of Canadian currency - The accounts of our Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions, if any, are included in net earnings of the period.

Liquidity and Capital Resources:
--------------------------------

The primary sources of our liquidity are our operations and short-term borrowings from a commercial bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2005, bears interest at prime plus .25% and is secured by our trade receivables and inventory. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of December 31, 2004, we were obligated under this arrangement in the amount of $4,500,000.

In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed another $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

In order to market its Alabama Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2005, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the year ended December 31, 2004 such bonds carried interest ranging between 1.5% and 2.3% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. We do not engage in currency hedging and deals with such currency risk as a pricing issue.

During the past few years, we have introduced various new products to our customers. At times this has required us to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to our overall operations. We believe that all required capital to maintain such increases can continue to be provided by operations and current financing arrangements.

Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. We react to long-term increases by passing along all or a portion of such increases to our customers.

Results of Operations:
----------------------

Years ended December 31, 2004 and 2003:
---------------------------------------

Sales and earnings varied when comparing the year ended December 31, 2004 to 2003 principally due to the factors enumerated below.

Gross sales increased 9% to approximately $24,361,000 for the year ended December 31, 2004 compared to $22,178,000 for the year ended December 31, 2003. Management attributes this increase in sales to gains made during the third quarter of the current year as well as increased sales promotions and the related increase in revenues during the fourth quarter of 2004.

Cost of goods sold increased to 77% of net sales for the year ended December 31, 2004 compared to 75.7% of net sales in the year ended December 31, 2003. This change resulted from various factors, some of which negatively impacted margins and others, which mitigated these factors. Specifically, petroleum product costs are higher than those experienced in prior years and currently represent a higher portion of our manufacturing expenses. In addition, a price increase was passed along on certain of our products during the first and second quarters of 2004. In addition, margins were favorably impacted by spreading the fixed elements of overhead over an increased revenue base.

Advertising and promotion expenses increased approximately $201,000 for the 2004 period when compared to expenses in the same time period in the previous year. This increase resulted primarily from increased co-op advertising associated with increased sales to certain customers and the timing of various advertising programs in 2004.

Selling and administrative expenses increased by approximately $100,000 or 3% in the year ended December 31, 2004 compared to the year ended December 31, 2003. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

Interest expense for the year ended December 31, 2004 increased approximately $17,000 when compared to the same twelve-month period of 2003. This change was primarily due to the impact of higher interest rates and increased borrowings.

Years ended December 31, 2003 and 2002:
---------------------------------------

Sales and earnings varied when comparing the year ended December 31, 2003 to 2002 principally due to the factors enumerated below.

Net sales - Net sales decreased approximately $588,000 or 3% comparing the year ended December 31, 2003 with the 2002 period. This was primarily due to decreased sales of our marine anti-freeze and certain automotive products. The anti-freeze decrease was attributed to commodity pricing of raw materials and related freight issues, and the automotive decrease resulted from initial customer reaction to our strategic decision to achieve higher margins on these products.

Cost of goods sold - Gross margins improved and cost of goods sold decreased as a percentage of net sales when comparing the years ended December 31, 2003 and 2002. The costs of goods sold percentages were 75.7% and 77.7% for the periods during 2003 and 2002, respectively. This change was primarily due to our on-going initiatives towards improving operating margins including a general sales price increase, utilization of cash discounts offered by suppliers, and product pricing in response to current commodity costs.

Advertising and promotion - Advertising expense decreased approximately $27,000 or 4% when comparing 2003 to 2002. This was primarily due to planned decreases in media advertising expenditures and lower customer co-op advertising.

Selling, general and administrative - Selling, general and administrative expenses increased approximately $45,000 or 1% when comparing 2003 to 2002.

Interest expense - Interest expense incurred during 2003 decreased by approximately $95,000 compared to 2002. The decrease was primarily due to prevailing interest rates.

Contractual obligations:

The following table reflects our contractual obligations for the years ended December 31,:

                                       Total         2005        2006 - 08       2009        Thereafter
                                    ----------     --------     ----------     --------     ----------

  Long-term debt obligations        $6,026,332     $467,180     $1,402,360     $468,610     $3,688,182
  Capital leases                        37,030       15,932         21,098           --             --
  Operating leases                     422,292      102,458        319,834           --             --
  Purchase obligations                      --           --             --           --             --
  Other                                     --           --             --           --             --
                                    ----------     --------     ----------     --------     ----------
Total                               $6,485,654     $585,570     $1,743,292     $468,610     $3,688,182
                                    ==========     ========     ==========     ========     ==========

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

We do not engage in derivative transactions. We become exposed to foreign currency transactions as a result of our operations in Canada and we do not hedge such exposure. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. Our exposure to market risk for changes in interest rates relates primarily to the interest rate on our bonds. The interest rates on our bonds adjusted weekly and ranged between 1.5% and 2.3% during the year ended December 31, 2004.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The audited financial statements of the Company required pursuant to this Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 9A.  Controls and Procedures:
----------------------------------

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that , as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the our company in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We did not have any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10.  Executive Officers and Directors of the Registrant
------------------------------------------------------------

The following tables set forth the name and ages of our elected directors and officers of the Company, as of December 31, 2004.

All directors will serve until the next annual meeting of directors or until their successors are duly elected and qualified. Each officer serves at the discretion of the board of directors.

There are no arrangements or understandings between any of the officers or directors of our Company and the Company or any other persons pursuant to which any officer or director was or is to be selected as a director or officer.

     Name                                Office                         Age
     ----                                ------                         ---

Peter G. Dornau          President, Chief Executive Officer, and         65
                         Director since 1973

Edward Anchel            Vice President-Finance, Chief Financial         58
                         Officer since 1999 and Director since 1998

Jeffrey J. Tieger        Vice President - Advertising and Marketing,
                         Secretary and Director since 1977               61

William W. Dudman        Vice President-Operations since 2004            40

James M. Kolisch         Director since 1998                             53

Laz L. Schneider         Director since 1998                             65

John B. Turner           Director since 2000                             57

Sonia B. Beard           Director since 2002                             34

Peter G. Dornau is our co-founder and has served as our President, CEO and Chairman of Board of Directors since 1973.

Edward Anchel joined our company as Vice President-Finance and Chief Financial Officer in March 1999. For the five years immediately preceding his employment, he was an officer of a privately owned manufacturing company and in private practice as a Certified Public Accountant. He was initially elected to serve as an outside Director of the Company in May 1998.

Jeffrey J. Tieger joined our company in June 1977 as our Vice
President-Advertising and has served in that position through the present date.

William W. Dudman joined our company in February 2004 as our Vice
President-Operations. For the five years immediately preceding his employment he had held various management positions within the marine industry, most recently with West Marine, Inc., our largest customer.

James M. Kolisch joined our Board of Directors as an outside director in May 1998. During the past five years, Mr. Kolisch has been engaged in the insurance industry and served as president of USI Florida an entity that sources most of the our insurance needs. Mr. Kolisch serves on the Board of Directors' Audit Committee.

Laz L. Schneider is, and has for the past five years, been an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner at Berger, Singerman, P.A., a law firm that serves as our lead counsel in various corporate and litigation matters.

John B. Turner joined our Board of Directors in June 2002. During the past five years, Mr. Turner has been retired. Prior to his retirement, he was an insurance executive. In addition to his insurance credentials, Mr. Turner holds a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years. Mr. Turner serves on the Board of Directors' Audit Committee.

Sonia B. Beard is a Florida Certified Public Accountant working for Walt Disney World since 1997. She currently holds the position as the Manager of Concept Development for the Revenue Lines of Business of Walt Disney World. Ms. Beard has in excess of twelve years financial experience. She is an outside director and serves as the Chairperson and Financial Expert of the Board of Directors' Audit Committee.

Audit Committee
---------------

            We have an Audit Committee, which consists of Sonia B. Beard, John
B. Turner and James M. Kolisch as of December 31, 2004. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the Nasdaq Small Cap Market.

Code of Ethics
--------------

         We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the company, including our principal executive officer, our principal financial officer, our principal accounting officer or controller or other persons performing similar functions. We filed our Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely on reviews of Forms 3 and 4 furnished to us by the aforementioned individuals, it was determined that no reporting person failed to file a timely submission of ownership changes and that we were in compliance with Rule 16(a)3(e) of the Exchange Act during our most recent fiscal year.

Item 11.  Management Remuneration and Transactions
--------------------------------------------------

The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with the annual shareholders' meeting that shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth information at December 31, 2004 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of             Name and Address of               Amount and Nature of      Percent
Class                Beneficial Owner                  Beneficial Ownership      of Class
--------             -------------------               --------------------      --------
Common      Peter G. Dornau, President, CEO,
            Chairman Board of Directors
            Fort Lauderdale, FL 33317                       2,926,868 (1)          46.27%

Common      Edward Anchel, Vice President-Finance,
            CFO, Director
            Boynton Beach, FL 33437                           244,451 (2)           3.86%

Common      Jeffrey J. Tieger,
            Vice President-Advertising,
            Secretary, Director
            Plantation, FL 33314                              365,780 (3)           5.78%

Common      William W. Dudman, Vice President
            Plantation, FL 33317                               19,300                .31%

Common      James M. Kolisch, Director
            Coral Gables, FL 33114                             18,167 (4)            .73%

Common      Laz L. Schneider, Director
            Fort Lauderdale, FL 33305                          30,000 (5)            .47%

Title of             Name and Address of               Amount and Nature of      Percent
Class                Beneficial Owner                  Beneficial Ownership      of Class
--------             -------------------               --------------------      --------
Common      John B. Turner, Director
            Miami, FL 33186                                    47,463 (6)            .31%

Common      Sonia B. Beard, Director
            Merritt Island, FL 32952                           20,000 (7)            .75%

Common      All directors and officers as a group
            8 individuals                                   3,700,029 (8)          58.49%

----------
(1) Includes 164,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(2) Includes 48,500 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(3) Includes 164,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(4) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(5) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(6) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(7) Includes 20,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

(8) Includes 486,500 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2004.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

On May 1, 1998, we entered into a ten-year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity fifty percent owned each by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and Vice President-Advertising, respectively. The lease required a minimum rental of $94,800 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. We believe that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $100,500 each year.

We acquired the rights to the Star brite(R) trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite(R) products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2004 and 2003, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $408,500 and $172,900, respectively.

Sales of Star brite products to such affiliates aggregated approximately $616,800, $373,600 and $317,100 during the years ended December 31, 2004, 2003 and 2002, respectively.

A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2004, 2003 and 2002 under such relationship.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with the annual shareholders' meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2004.

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K
--------------------------------------------------------------------------------

          (A)     Consolidated financial statements:

                  (i) Consolidated balance sheets as of December 31, 2004 and 2003.

                  (ii) Consolidated statements of operations for each of the three years ended December 31, 2004, 2003 and 2002.

                  (iii) Consolidated statement of shareholders' equity for each of the three years ended December 31, 2004, 2003 and 2002.

                  (iv) Consolidated statements of cash flows for each of the three years ended December 31, 2004, 2003 and 2002.

                  (v)   Notes to consolidated financial statements.

                        (a) All schedules are omitted because either they are
                            not applicable or the required information is shown in the consolidated financial statement or the notes thereto.

          Exhibits:

          (B) Exhibits

               3.1 Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the United States
                     Securities and Exchange Commission on March 26,
                     1981).

               3.2 Bylaws (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the United States Securities and Exchange Commission on March 26, 1981).

               4.1   Form of Certificate for Series 1997 Bonds*

               4.2   Form of Certificate for Series 2002 Bond*

               4.3 Trust Indenture dated as of December 1, 1996 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $4,000,000 1997 IDB Bonds

               4.4 Supplement to Trust Indenture for 1997 Bonds dated March 1, 1997*
                                       15

               4.5 Trust Indenture dated as of July 22, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 IDB Bonds Series 2002*

               10.1 Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery ("IDB Board") and Kinpak, Inc.*

               10.2 First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc.*

               10.3 Second Supplemental Lease dated as of July 1, 2002 between the IDB Board and Kinpak, Inc.*

               10.4 Credit Agreement dated as of July 1, 2002 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite
                     Distributing (Canada), Inc., Kinpak, Inc. and
                     Regions Bank*

               10.5 Amendment to Credit Agreement dated June 1, 2004 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank*

               10.6  Mortgage, Assignment of Leases and Security
                     Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank.*

               10.7 Security Agreement dated as of July 22, 2002 between Kinpak, Inc. and Regions Bank.*

               10.8 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 1991 Bonds*

               10.9 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 2002 Bonds*

               10.10 Extension to Credit Agreement dated march 31, 2003
                     by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank*

               10.11 Ocean Bio-Chem, Inc. 1992 Incentive Stock Option
                     Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994).

               10.12 Ocean Bio-Chem, Inc. 1994 Non-Qualified Stock
                     Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994).

               10.13 Ocean Bio-Chem, Inc. 2002 Incentive Stock Option
                     Plan (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on April 28, 2003).

               10.14 Lease dated May 1, 1998 between the Star Brite
                     Distributing, Inc. and PEJE, Inc.*

               14.1 Code of Ethics (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on April 13, 2004)

               21.   List of Subsidiaries*

               23.1  Consent of Levi, Cahlin & Co.*

               23.2  Consent of Berkovits, Lago & Company, LLP*

               31.1  Certification of Chief Executive Officer pursuant to
                     Section 302 of Sarbanes-Oxley*

               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of Sarbanes-Oxley*

               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of Sarbanes-Oxley*

               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of Sarbanes-Oxley*

----------
*Attached hereto.

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

                                  OCEAN BIO-CHEM, INC.
                                  --------------------
                                  Registrant

                                  By:  /s/ Peter G. Dornau
                                     -------------------------------------
                                       PETER G. DORNAU
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer

                                       March 30, 2005

                                  By:  /s/ Edward Anchel
                                     -------------------------------------
                                       EDWARD ANCHEL
                                       Chief Financial Officer

                                       March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                       Date
---------                           --------                       ----

/s/ Peter G. Dornau        President, Chief Executive         March 30, 2005
----------------------     Officer and Director
Peter G. Dornau

/s/ Edward Anchel          Vice President Finance, Chief      March 30, 2005
----------------------     Financial Officer, Director
Edward Anchel

/s/ Jeffrey J. Tieger      Vice President, Secretary          March 30, 2005
----------------------     and Director
Jeffrey J. Tieger

/s/ James M. Kolisch       Director                           March 30, 2005
----------------------
James M. Kolisch

/s/ Laz L. Schneider       Director                           March 30, 2005
----------------------
Laz Schneider

/s/ John B. Turner         Director                           March 30, 2005
----------------------
John B. Turner

/s/ Sonia B. Beard         Director                           March 30, 2005
----------------------
Sonia B. Beard

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

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                      Page
                                                                      ----

Reports of independent auditors                                     F-2 - F-3

Consolidated balance sheets                                            F-4

Consolidated statements of operations                                  F-5

Consolidated statement of shareholders' equity                         F-6

Consolidated statements of cash flows                                  F-7

Notes to consolidated financial statements                          F-8 - 15

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. (the "Company") and its Subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ocean Bio-Chem, Inc for the years ending December 31, 2003 and 2002, were audited by other auditors whose report thereon, dated March 25, 2004, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. as of December 31, 2004 and their results of their consolidated operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Levi, Cahlin & Co.

Levi, Cahlin & Co.
March 8, 2005

                 [Letter Head of Berkovits, Lago & Company, LLP]


              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March 25, 2004

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                ASSETS

Current Assets                                                          2004            2003
                                                                    ------------    ------------
  Cash                                                              $    988,106    $     42,923
   Trade accounts receivable net of allowance for
    doubtful accounts of approximately $201,000
    and $206,000, respectively                                         4,652,144       4,333,023
  Inventories                                                          5,218,431       5,315,741
  Prepaid expenses and other current assets                              214,492         193,372
                                                                    ------------    ------------

        Total current assets                                          11,073,173       9,885,059
                                                                    ------------    ------------

Property, plant and equipment, net                                     7,337,600       7,506,586
                                                                    ------------    ------------

Other assets:
  Funds held in escrow for equipment                                       1,853         126,295
  Trademarks, trade names, and patents                                   330,439         330,439
  Due from affiliated companies                                          408,476         172,925
  Deposits and other assets                                              246,803         281,880
                                                                    ------------    ------------
       Total other assets                                                987,571         911,539
                                                                    ------------    ------------

       Total assets                                                 $ 19,398,344    $ 18,303,184
                                                                    ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable trade                                           $  2,251,287    $  1,305,484
   Note payable bank                                                   4,500,000       4,550,000
Current portion of long-term debt                                        483,112         898,964
   Income taxes payable-current                                           44,600          80,000
   Accrued expenses payable                                              390,600         181,439
                                                                    ------------    ------------

       Total current liabilities                                       7,669,599       7,015,887
                                                                    ------------    ------------

Deferred income taxes payable                                            260,000         205,610
                                                                    ------------    ------------

Long-term debt less current portion                                    5,580,250       5,677,692
                                                                    ------------    ------------

Commitments and contingencies                                                 --              --

Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares authorized,
   5,417,813 and 4,960,843 shares issued and outstanding at
   December 31, 2004 and 2003, respectively                               54,178          49,608
  Additional paid-in capital                                           4,722,746       4,409,829
  Foreign currency translation adjustment                               (204,864)       (237,323)
  Retained earnings                                                    1,324,630       1,190,076
                                                                    ------------    ------------
                                                                       5,896,690       5,412,190
    Less treasury stock 7,519 shares, at cost                             (8,195)         (8,195)
                                                                    ------------    ------------
       Total shareholders' equity                                      5,888,495       5,403,995
                                                                    ------------    ------------

       Total liabilities and shareholders' equity                   $ 19,398,344    $ 18,303,184
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                             2004           2003           2002
                                         ------------   ------------   ------------
Gross Sales                              $ 24,361,056   $ 22,178,352   $ 22,712,991

Less discounts, returns and allowances      2,703,973      2,180,650      2,127,093
                                         ------------   ------------   ------------

Net sales                                  21,657,083     19,997,702     20,585,898

Cost of goods sold                         16,675,780     15,131,775     15,961,692
                                         ------------   ------------   ------------

Gross profit                                4,981,303      4,865,927      4,624,206
                                         ------------   ------------   ------------

Operating expenses:
   Advertising and promotion                  942,991        742,167        769,275
   Selling and administrative               3,428,873      3,329,904      3,284,652
   Interest                                   307,840        290,856        386,109
                                         ------------   ------------   ------------
   Total operating expenses                 4,679,704      4,362,927      4,440,036
                                         ------------   ------------   ------------

Operating profit                              301,599        503,000        184,170

Interest income                                   955         19,871          8,848
                                         ------------   ------------   ------------

Income before provision
   for income taxes                           302,554        522,871        193,018

Provision for income taxes                    168,000        177,800         58,500
                                         ------------   ------------   ------------

Net income                                    134,554        345,071        134,518

Other comprehensive income:
   Foreign currency translation,
   net of taxes                                32,459         66,252        (40,642)
                                         ------------   ------------   ------------

Comprehensive income                     $    167,013   $    411,323   $     93,876
                                         ============   ============   ============

Earnings per share:
   Basic                                 $        .03   $        .07   $        .03
                                         ============   ============   ============
   Diluted                               $        .02   $        .07   $        .03
                                         ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     ENDED DECEMBER 31, 2004, 2003 AND 2002

                          Common stock                           Foreign
                      --------------------     Additional        currency         Retained        Treasury
                       Shares      Amount    paid-in capital    adjustment        earnings          stock          Total
                      ---------    -------   ---------------    ----------       ----------       --------       ----------
January 1,            4,239,889    $42,399      $3,755,219      ($262,933)       $1,234,832        ($8,195)      $4,761,322
 2002

Net income                                                                          134,518                         134,518

Issuances of
  common stock          565,954      5,659         586,410                         (524,345)                         67,724

Foreign currency
   translation
   adjustment                                                     (40,642)                                          (40,642)
                      ---------    -------      ----------      ---------        ----------        -------       ----------

December 31,
 2002                 4,805,893     48,058       4,341,629       (303,575)          845,005         (8,195)       4,922,922

Net income                                                                          345,071                         345,071

Issuances of
  common stock          155,000      1,550          68,200                                                           69,750

Foreign currency
   translation
   adjustment                                                      66,252                                            66,252
                      ---------    -------      ----------      ---------        ----------        -------       ----------

December 31,
 2003                 4,960,843     49,608       4,409,829       (237,323)        1,190,076         (8,195)       5,403,995

Net income                                                                          134,554                         134,554

Issuances of
  common stock          456,970      4,570         312,917                                                          317,487

Foreign currency
   translation
   adjustment                                                      32,459                                            32,459
                      ---------    -------      ----------      ---------        ----------        -------       ----------

December 31,
 2004                 5,417,813    $54,178      $4,722,746      ($204,864)       $1,324,630        ($8,195)      $5,888,495
                      =========    =======      ==========      =========        ==========        =======       ==========

   The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                            2004           2003            2002
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                            $   134,554    $   345,071    $   134,518
   Adjustments to reconcile net income
    to net cash provided (used) by operations:
      Depreciation and amortization                          735,103        674,955        601,064
      Issuance of common stock to employees                   87,813         69,750         67,724
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable          (319,121)    (1,142,666)        96,491
        (Increase) decrease in inventory                      97,310       (774,591)      (244,967)
        (Increase) decrease in prepaid expenses              (21,120)       268,740        (44,517)
        (Decrease) increase in accounts payable
            and accrued taxes and other                    1,209,030       (540,922)      (339,698)
                                                         -----------    -----------    -----------

Net cash provided (used) by operating activities           1,923,569     (1,099,663)       270,615
                                                         -----------    -----------    -----------


Cash flows from financing activities:
   Net borrowings (reductions) under line of credit          (50,000)       300,000        584,140
   (Increase)  decrease in amounts due from affiliates      (235,551)       439,350        (48,544)
    Increases in (reductions to) long-term debt, net        (513,293)      (587,203)     2,973,989
   Issuance of common stock from exercised
     stock options                                           229,674             --             --
                                                         -----------    -----------    -----------
Net cash provided (used) by financing activities            (569,170)       152,147      3,509,585
                                                         -----------    -----------    -----------

Cash flows used by investing activities:
   Purchases of property, plant and equipment               (566,117)    (1,204,538)    (1,575,622)
    Utilization of (additions to) trust funds for
      equipment purchased, net                               124,442      1,034,899     (1,152,110)
                                                         -----------    -----------    -----------

Net cash used by investing activities                       (441,675)      (169,639)    (2,727,732)
                                                         -----------    -----------    -----------

Increase (decrease) in cash prior to effect of
  exchange rate on cash                                      912,724     (1,117,155)     1,052,468
  Effect of exchange rate on cash                             32,459         66,252        (40,642)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                              945,183     (1,050,903)     1,011,826
Cash at beginning of year                                     42,923      1,093,826         82,000
                                                         -----------    -----------    -----------
Cash at end of year                                      $   988,106    $    42,923    $ 1,093,826
                                                         ===========    ===========    ===========
Supplemental information
  Cash used for interest during period                   $   307,840    $   290,856    $   434,869
                                                         ===========    ===========    ===========
  Cash used for income taxes during                      $   149,000    $    60,000    $   240,000
                                                         ===========    ===========    ===========


The Company had no cash equivalents at December 31, 2004, 2003, and 2002.

   The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1 - Organization and summary of significant accounting policies:
------

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

         Revenue recognition - Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable.

         Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

         Prepaid advertising and promotion - During the years ended December 31, 2004, 2003 and 2002, the Company introduced certain new products to its customers. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one-year basis. At December 31, 2004 and 2003, the accumulated cost of materials on hand and other deferred promotional costs that were or will be charged against the subsequent year's operations amounted to approximately $25,900 and $43,500, respectively.

         Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

         Stock based compensation - The Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. For the years ended December 31, 2004, 2003 and 2002, the Company has not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 55%, 55% and 42% of consolidated gross revenues for the years ended December 31, 2004, 2003 and 2002; and 77% and 76% of consolidated accounts receivable at December 31, 2004 and 2003, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

         Concentration of cash - At various times of the year and at December 31, 2004, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

         Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that the carrying value of such intangible assets relating to its Star brite(R) brand does not require further amortization. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents.

         Translation of Canadian currency - The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions, if any, are included in net earnings of the period.

         Reclassifications - Certain items in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 have been reclassified to conform with the 2004 presentation.

Note 2 - Property, plant and equipment:
------
         The Company's property, plant and equipment consisted of the following:

                                                            December 31,
                                                      ------------------------
                                                          2004          2003
                                                      -----------   ----------
         Land                                         $   278,325   $  278,325
         Building                                       4,390,894    4,390,894
         Manufacturing and warehouse equipment          5,359,009    4,750,972
         Office equipment and furniture                   623,825      591,024
         Construction in process                          261,693      400,800
         Leasehold improvement                            151,976      141,826
                                                      -----------   ----------
                                                       11,065,722   10,553,841

         Less accumulated depreciation                  3,728,122    3,047,255
                                                      -----------   ----------

         Total property, plant and equipment, net     $ 7,337,600   $7,506,586
                                                      ===========   ==========

         Depreciation expense for the years ended December 31, 2004, 2003 and 2002, which includes amortization of capitalized lease assets, amounted to approximately $735,100, $675,100 and $601,100, respectively.

         Included in property, plant and equipment are the following assets at the Company's Alabama subsidiary and which are substantially held under capitalized leases securing certain City of Montgomery, AL Industrial Development Bonds:

                                                            December 31,
                                                     --------------------------
                                                        2004            2003
                                                     ----------      ----------
         Land                                        $  278,325      $  278,325
         Building                                     4,390,894       4,390,894
         Manufacturing and warehouse equipment        4,867,141       4,304,271
         Construction in process                        261,693         331,469
                                                     ----------      ----------
                                                      9,798,053       9,304,959

         Less accumulated depreciation                2,773,757       2,147,151
                                                     ----------      ----------

           Total                                     $7,024,296      $7,157,809
                                                     ==========      ==========

         During February 1996, the Company purchased the assets of Kinpak, Inc. In order to finance the expansion contemplated by the purchase, the Company entered into an agreement with the City of Montgomery to issue Industrial Development Bonds. The Alabama facility expansion consisted of an additional building, which was completed during October 1997, bringing the facility, at that time, to approximately 110,000 square feet. Such facility serves as the Company's primary manufacturing and distribution center.

         During the year ended December 31, 2002, the Company entered into an agreement with the City of Montgomery to issue an additional series Industrial Development Bonds aggregating $3,500,000 to finance the construction of an additional 70,000 square feet of warehousing and manufacturing space and the related equipment requirements. Such project was substantially completed during 2003.

         Obligations for future payments attributable to these capitalized leases are discussed in Note 4, below.

Note 3 - Note payable, bank:
------

         During 2002, the Company secured a revolving line of credit, which provided a maximum of $5 million of working capital from the commercial bank providing the financing for the expansion discussed in Note 2, above. The line carries interest at the lender's prime rate plus .25% payable monthly and is collateralized by the Company's inventory, trade receivables, and intangible assets. During May, 2004, the Company and its commercial bank agreed to increase the maximum allowed borrowing under the line to $6 million. The remaining terms including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios were substantially unchanged. This financing matures on May 31, 2005. As of December 31, 2004, the Company was obligated to its commercial lender under this arrangement in the amount of $4,500,000.

Note 4 - Long -Term debt:
------

         Long-term debt at December 31, 2004 consisted of the following:

         The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2004, $2,465,000 and $3,200,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31, 2004 interest rates ranged between 1.5% and 2.3%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

         The Company is obligated to an affiliated entity owned by certain officers of the Company pursuant to a note payable aggregating $360,962 at December 31, 2004. Such obligation requires monthly installments of $ 2,357 including principal and interest through maturity when a balloon payment will be due. The terms of this obligation are identical to that of an underlying obligation of the affiliated entity to a financial institution. During the year ended December 31, 2004, this obligation and the underlying mortgage payable of the affiliate were modified extending the maturity date to April 11, 2011 and the interest rate to 6% per annum.

         During 2004 and 2003, the Company, through certain subsidiaries, entered into various capital lease agreements covering equipment utilized in the Company's Alabama plant and its corporate offices. Such obligations, aggregating approximately $37,000 at December 31, 2004, have varying maturities through 2008 and carry interest rates ranging from 7% to 12%.

         The composition of these obligations at December 31, 2004 and 2003 were as follows:

                                                             Current Portion                    Long Term Portion
                                                          ----------------------          ----------------------------
                                                            2004          2003               2004              2003
                                                          --------      --------          ----------        ----------
         Industrial Development Bonds                     $460,000      $455,000          $5,205,000        $5,665,000
         Notes payable                                       7,180       427,238             354,152              ----
         Capitalized equipment leases                       15,932        16,726              21,098            12,692
                                                          --------      --------          ----------        ----------
                                                          $483,112      $898,964          $5,580,250        $5,677,692
                                                          ========      ========          ==========        ==========

         Required principal payment obligations attributable to the foregoing are tabulated below:

                           Year ending December 31,

                           2005                   $483,113
                           2006                    476,552
                           2007                    475,152
                           2008                    471,754
                           2009                    468,610
                       Thereafter                3,688,182
                                                ----------
                            Total               $6,063,363
                                                ==========

Note 5 - Income taxes:
------

         The Components of the Company's consolidated income tax provision are as follows:

                                                   Year ended December 31,
                                             ---------------------------------
                                               2004         2003         2002
                                             --------     --------     -------
         Income tax provision (benefit):
               Federal - current             $ 97,600     $140,000     $    --
                       - deferred              54,400       37,800      58,000
               State                           16,000           --          --
                                             --------     --------     -------
                         Total               $168,000     $177,800     $58,500
                                             ========     ========     =======

         The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

                                                      Year ended December 31,
                                                    --------------------------
                                                    2004      2003      2002
                                                    ----      ----      ----
           Computed at statutory rate               34.0%     34.0%     34.0%
           State tax, net of federal benefit         5.5        --        --
           Other, principally deferred income
             taxes attributable to depreciation     16.0        --      (3.7%)
                                                    ----      ----      ----
           Effective tax rate                       55.5%     34.0%     30.3%
                                                    ====      ====      ====

         At December 31, 2004 and 2003 deferred income taxes payable aggregating $260,000 and $205,610, respectively are reflected on the accompanying consolidated balance sheets. Such amounts are attributable to the timing differences between financial statement and income tax treatment of depreciation expense.

Note 6 - Related party transactions:
------

         At December 31, 2004 and 2003, the Company had amounts receivable from affiliated companies, which are directly or beneficially owned by the Company's president, aggregating approximately $408,500 and $172,900, respectively. Such receivables result from sales to the affiliates as well as an allocation of expenses incurred by the Company on the affiliates' behalf. Sales to such affiliates aggregated approximately $616,800, $373,600, and $317,100 during the years ended December 31, 2004, 2003, and 2002, respectively.

Note 7 - Commitments and subsequent event:
------

         On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations during the years ended December 31, 2004, 2003, and 2002 amounted to approximately $100,500 each year.

         The Company has entered into a corporate guaranty of the mortgage note obligations of such affiliate. The obligations aggregating approximately $365,500 at December 31, 2004 are primarily secured by the real estate leased to the Company.

         The following is a schedule of minimum future rentals on the non-cancelable operating leases.

         Year ending December 31,
                      2005           $102,458
                      2006            104,507
                      2007            106,597
                      2008            108,729
                      2009                 --
                Thereafter                 --
                                     --------
                     Total           $422,292
                                     ========

         During January 2002, the Company entered into an agreement with an investment banker to provide financial advisory and other services to the Company for a one-year period ending January, 2003. Such agreement required a monthly retainer of $5,000, reimbursement of Company approved expenses and the issuance of warrants to purchase 275,000 shares of the Company's common stock at an exercise price of $1.27 per share. The covered shares and the exercise price were adjusted for stock dividends distributed during the years ended December 31, 2002 and 2000. This agreement was terminated during 2004.

            During February 2005, the Company issued 150,003 shares of its common stock to its former investment banker pursuant to a cashless exercise of warrants granted during 2002.

Note 8 - Stock options:
------

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

           The following schedule reflects the status of outstanding options under the Company's four stock option plans as of December 31, 2004, as adjusted for the Company's stock dividend distributions of 2000 and 2002.

                                                                                                          Weighted
                           Date               Options      Exercisable    Exercise         Expiration     Average
           Plan            granted            outstanding  options        price            date           remaining life
           ----            --------           -----------  -----------    --------         ----------     --------------
           1992            12/20/01           165,000       99,000        $1.009           12/20/06           1.08
           1994            12/20/00           159,500      127,600        $ .573           12/19/05           1.00
           1994            10/26/04           192,500           --        $1.260           10/25/09           4.83
           2002            10/22/02           150,000       60,000        $1.260           10/21/07           2.75
           2002            03/02/04           170,000           --        $1.620           03/01/09           4.25
           2002            10/22/02            35,000       35,000        $1.260           10/21/07           2.75
           2002            06/20/03            40,000       40,000        $1.030           06/19/08           3.50
           2002            05/25/04            40,000       40,000        $1.460           05/04/09           4.50
                                              -------      -------                                            ----
                                              952,000      401,600                                            3.02 yrs.
                                              =======      =======                                            ====

           On March 25, 1999, the Company granted two officers a five-year option for 115,000 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009.

           Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following table is presented pursuant to such requirement.

                                                         2004         2003         2002
                                                       --------     --------     --------
          Net income                   As reported     $134,554     $345,071     $134,518
                                       Pro forma       $ 98,728     $301,887     $101,925

          Earnings per share           As reported     $    .03     $    .07     $    .03
                                       Pro forma       $    .02     $    .06     $    .03

           A summary of the Company's stock options as of December 31, 2004, 2003 and 2002, and changes during the years ending on these dates, is presented below:

                                             2004                         2003                                2002
                                     ---------------------      -------------------------          ----------------------------
                                                  Weighted                        Weighted                         Weighted
                                     Optioned      average       Optioned          average          Optioned        average
                                      Shares    exercise price    shares        exercise price       shares      exercise price
                                     ---------  --------------  ---------       --------------     ---------     --------------
           Options outstanding
            at beginning of year     1,106,210       $ .95      1,082,210           $1.03            794,000        $ .89
           Granted                     412,500                     40,000            1.03            190,000         1.26
           Expired                      19,240                    (16,000)          (1.09)            (7,500)        (.68)
           Exercised                   316,470                         --              --                 --
           Adjustment for stock
             dividend distributions                                    --              --            105,710           --
                                     ---------       -----      ---------           -----          ---------        -----
           Options outstanding at
             end of year             1,183,000       $1.12      1,106,210           $ .95          1,082,210        $1.03
                                     =========       =====      =========           =====          =========        =====

           Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

           The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2004, 2003 and 2002; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

Note 9 - Major customers:
------

         The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated gross revenue for the years ended December 31, 2004, 2003, and 2002. Sales to this customer represented approximately 39%, 36% and 23% of consolidated gross revenues for such periods, respectively.

         The Company's top five customers represented approximately 55%, 55%, and 42% of consolidated revenues and 77%, 76% and 44% of consolidated trade receivables for the years ended December 31, 2004, 2003, and 2002, and at the balance sheet date for the years then ended, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

Note 10 - Earnings per share:
-------

         Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002:

                               2004                 2003            2002
                             ---------           ---------       ---------
          Basic              5,356,316           4,888,133       4,438,207
                             =========           =========       =========
          Diluted            5,500,113           5,338,015       4,760,487
                             =========           =========       =========

Note 11 - Shareholders' equity:
-------

         During the years ended December 31, 2002 and 2000 the Company declared and distributed stock dividends of 10% and 5%, respectively.

         During the years ended December 31, 2004, 2003 and 2002 the Company awarded 140,500, 155,000 and 129,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $87,800, $67,500 and $67,700 for each period, respectively.

         During March 2004, certain employees of the Registrant exercised stock options scheduled to expire during 2004 covering 316,470 shares of its common stock. The aggregate exercise price of such transaction amounted to approximately $229,700 and is reflected in the accompanying financial statements as additional paid-in capital.