Form 10-Q
period 2005-03-31
OCEAN BIO CHEM INC
filed 2005-05-16
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Florida                                          59-1564329
   -------------------------------                         ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)


             4041 SW 47 Avenue, Fort Lauderdale, Florida 33314-4023
                                  954-587-6280
       ------------------------------------------------------------------
       (Address and telephone number, including area code of Registrant's
                          Principal Executive Offices)

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES [x]                                NO [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)

                   YES [ ]                                NO [x]


           $.01 par value common stock, 10,000,000 shares authorized, 5,689,816 shares issued and outstanding at May 10, 2005

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                   Page
   -----------                                                   ----
Part I - Financial Information:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of March
          31, 2005 and December 31, 2004                          3
      Consolidated statements of operations for
          the three months ended March 31,
          2005 and 2004                                           4
       Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2005 and 2004                           5
       Consolidated statements of cash flows
          for the three months ended March 31,
         2005 and 2004                                            6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations           7-8


  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                          8-9

  Item 4 - Controls and Procedures                                9

Part II - Other Information:

  Item 1. - Legal Proceedings                                     9
  Item 2. - Unregistered Sales of Equity Securities and
              Use of Proceeds                                     9
  Item 3. - Defaults upon Senior Securities                      10
  Item 4. - Submission of Matters to a Vote by
              Security Holders                                   10
  Item 5. - Other Matters                                        10
  Item 6. - Exhibits                                             10

Signatures                                                       10

Certifications

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                      MARCH 31,              DECEMBER 31,
                                                                       2005                      2004
                                                                    ------------             ------------
                                                                     (UNAUDITED)
  Current assets:
  Cash                                                              $   103,574              $   988,106
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately $125,100 and $201,000 at
    March 31, 2005 and December 31, 2004 respectively                 2,735,160                4,652,144
  Inventories                                                         6,635,825                5,218,431
  Prepaid expenses                                                      209,939                  214,492
                                                                    ------------             ------------


    Total current assets                                              9,684,498               11,073,173
                                                                    ------------             ------------

  Property, plant and equipment, net                                  7,487,152                7,337,600
                                                                    ------------             ------------

  Other assets:
  Trademarks, trade names and patents, net
    of accumulated amortization                                         330,439                  330,439
  Funds held in escrow for equipment                                      1,859                    1,853
  Due from affiliated companies, net                                    611,592                  408,476
  Deposits and other assets                                             254,012                  246,803
                                                                    ------------             ------------
    Total other assets                                                1,197,902                  987,571
                                                                    ------------             ------------

    Total assets                                                    $18,369,552              $19,398,344
                                                                    ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
  Current liabilities:
  Accounts payable - trade                                          $ 2,352,617              $ 2,251,287
  Note payable - bank                                                 4,250,000                4,500,000
  Current portion of long term debt                                     481,161                  483,112
  Income taxes payable - current                                            -                     44,600
  Accrued expenses payable                                              241,582                  390,600
                                                                    ------------             ------------
    Total Current Liabilities                                         7,325,360                7,015,887
                                                                    ------------             ------------

  Deferred income taxes payable                                         260,000                  260,000
                                                                    ------------             ------------

  Long term debt, less current portion                                5,460,430                5,580,250
                                                                    ------------             ------------

  Shareholders' equity:
    Common stock - $.01 par value, 10,000,000 shares authorized;
      5,567,816 and 5,417,813 shares issued and outstanding at
      March 31, 2005 and December 31, 2004 respectively                  55,678                   54,178
    Additional paid-in capital                                        4,721,246                4,472,746
    Foreign currency translation adjustment                         (   198,381)             (   204,864)
    Retained earnings                                                   753,414                1,324,630
                                                                    ------------             ------------
                                                                      5,447,957                5,896,690
    Less cost of common stock in treasury, 7,519 shares
      at March 31, 2005 and December 31, 2004                       (     8,195)             (     8,195)
                                                                    ------------             ------------
                                                                      5,323,762                5,888,495
                                                                    ------------             ------------

    Total liabilities and shareholders' equity                      $18,369,552              $19,398,344
                                                                    ============             ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                        2005                     2004
                                                                    ------------             -----------
Gross sales                                                         $ 3,477,511              $ 3,903,944

Allowances                                                              381,733                  466,358
                                                                    ------------             ------------

Net sales                                                             3,095,778                3,437,586

Cost of goods sold                                                    2,740,504                2,690,637
                                                                    ------------             ------------

Gross profit                                                            355,274                  746,949
                                                                    ------------             ------------

Costs and expenses:
    Advertising and promotion                                           106,405                  134,256
    Selling and administrative                                        1,010,970                  857,403
    Interest expense                                                    103,934                   67,303
                                                                    ------------             ------------

       Total costs and expenses                                       1,221,309                1,058,962
                                                                    ------------             ------------

Operating  (loss)                                                   (   866,035)             (   312,013)

Interest income                                                             819                      472
                                                                    =-----------             ------------

(Loss) before income taxes                                          (   865,216)             (   311,541)

(Benefit) attributable to income taxes                              (   294,000)             (   106,000)
                                                                    ------------             ------------

Net (loss)                                                          (   571,216)             (   205,541)

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                               6,483                    4,538
                                                                    ------------             ------------

Comprehensive (loss)                                                ($  564,733)             ($  201,003)
                                                                    ============             ============

(Loss) per common share                                             ($      .10)             ($      .04)
                                                                    ============             ============


     (Loss) per share was calculated on the basis of 5,467,814 and 5,171,823 weighted average shares of common stock outstanding for the quarters ended March 31, 2005 and 2004, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                             Foreign
                        Common stock          Additional     currency      Retained      Treasury
                    Shares       Amount     paid-in capital  adjustment    earnings        stock         Total
                   ---------     -------    ---------------  ----------    -----------    --------      -----------
January 1,
   2005            5,417,813     $54,178     $4,722,746      ($204,864)    $1,324,630     ($8,195)      $5,888,495

Net (loss)                                                                 (  571,216)                  (  571,216)

Common stock
   issuance          150,003       1,500     (    1,500)                                                     -

Foreign currency
  translation
  adjustment                                                     6,483                                      6,483
                   ---------     -------     ----------      ----------    -----------    --------      -----------
March 31,
  2005             5,567,816     $55,678     $4,721,246      ($198,381)    $  753,414     ($8,195)      $5,323,762
                   =========     =======     ==========      ==========    ===========    ========      ==========



January 1,
   2004            4,960,843     $49,608     $4,409,829      ($237,323)    $1,190,076     ($8,195)      $5,403,995

Net (loss)                                                                 (  205,541)                  (   205,541)

Common stock
   issuance          316,470       3,165        226,509                                                    229,674

Foreign currency
  translation
  adjustment                                                     4,538                                       4,538
                   ---------     -------     -----------     ----------    -----------    --------      ----------
4,538

March 31,
  2004             5,277,313     $52,773     $4,636,338      ($232,785)    $  984,535     ($8,195)      $5,432,666
                   =========     =======     ==========      ==========    ===========    ========      ==========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                        2005                     2004
                                                                    ------------             ------------
Cash flow provided (used) by operating activities:

  Net (loss)                                                        ($  571,216)             ($ 205,541)

Adjustments to reconcile net income to net cash provided
   (used) by operations:
  Depreciation and amortization                                         184,720                 178,025
  Changes in assets and liabilities:
  Decrease in accounts receivable                                     1,916,984                 687,312
  (Increase) in inventories                                         ( 1,417,394)             (1,056,278)
  Decrease in prepaid expenses                                            4,553                  42,871
  (Increase) decrease in accounts payable, accrued
   expenses and other                                               (    99,495)                531,402
                                                                    ------------             -----------

  Net cash provided  by operating activities                             18,152                 177,791
                                                                    ------------             -----------

Cash provided (used) by financing activities:
  Net increase (decrease)  under line of credit                     (   250,000)                 50,000
  Issuance of common stock                                                  -                   229,674
  Net (increase) in advances to affiliates                          (   203,116)             (  229,618)
  Net (reduction) in long term borrowings                           (   121,772)             (  152,023)
                                                                    ------------             -----------


  Net cash (used) by financing activities                           (   574,888)             (  101,967)
                                                                    ------------             -----------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                          (   334,279)             (   60,305)
                                                                    ------------             -----------

 Net cash used by investing activities                              (   334,279)             (   60,305)
                                                                    ------------             -----------
Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                             (   891,015)                 15,519

 Effect of foreign currency translation on cash                           6,483                   4,538
                                                                    ------------             -----------

Increase (decrease) in cash                                         (   884,532)                 20,057
Cash at beginning of period                                             988,106                  42,923
                                                                    ------------             -----------

Cash at end of period                                               $   103,574              $   62,980
                                                                    ============             ===========

Supplemental Information:
  Cash used for interest during period                              $    83,656              $   67,303
                                                                    ============             ===========
  Cash used for income taxes during period                          $    52,000              $      -
                                                                    ============             ===========

The company had no cash equivalents at March 31, 2005 and 2004.



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

     Certain financial statement items for the quarter ended March 31, 2004 have been reclassified to conform to the 2005 presentation.


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


Item 2.          Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

Liquidity and Capital Resources:

     The primary sources of our liquidity are cash generated from operations, short-term borrowings under our revolving line of credit with Regions Bank, a commercial bank, and other borrowings.

     We renewed our line of credit with Regions Bank in July 2004, at which time we increased our credit line from $5 million to $6 million. This line of credit is collateralized by a security interest in our accounts receivable and inventory. The line of credit bears interest at the 30 day LIBOR rate plus 275 basis points (the effective interest rate at March 31, 2005 was 5.44%). It matures on May 31, 2005 and discussions are currently being held for its renewal. The maximum amount of credit that can be extended under the agreement is $6 million. Under this line of credit, we are required to maintain certain financial ratios as of each fiscal year end. As of March 31, 2005, the amount outstanding pursuant to the working capital line of credit was $ 4,250,000.

     On April 12, 2005 we entered into a financing obligation with our commercial bank, Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating $8,333 plus interest at prevailing rates (the initial interest rate on this obligation is 5.4% per annum) through maturity on April 15, 2010.

     We have obtained financing under industrial development revenue bonds from the city of Montgomery, AL during 1997 and 2002. As of March 31, 2005, the amount outstanding under our industrial development bonds is $5,550,000. The bonds carry a floating interest rate, which as of March 31, 2005 was approximately 3.2%.

     As of March 31, 2005, we do not have any material commitments for capital expenditures, nor do we not have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

First Quarter Trend:

     Resulting principally from the recurring seasonality of retail consumer purchases of the Company's products, promotions offered to our wholesale customer during the fourth quarter and the unpredictability weather during the first quarter, the Company historically experiences operating losses during the quarters ending March 31. The following tabulation reflects our operating results for net sales and net income (loss) for our first quarters during the past five years:

 Quarter ended
   March 31,                    Net sales                 Net income (loss)
 -------------                  ----------                -----------------
    2005                        $3,095,778                   ($ 571,216)
    2004                         3,437,586                   (  205,541)
    2003                         2,870,767                   (  682,058)
    2002                         3,917,975                       56,943
    2001                         3,233,206                   (  309,474)

9The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Results of Operations:

     Net sales decreased approximately 10% to $3,477,511 for the quarter ended March 31, 2005 compared to $3,903,944 for the same quarter of the preceding year. Such decrease was primarily attributed to our largest customer adopting a policy of reducing their inventory levels coupled with the unusually cold weather in various regions of our country and the consequential delay in the start of the 2005 recreational boating season.

     Cost of goods sold amounted to $3,095,778 or 88.5% of net sales compared to $3,437,586 or 78.3% of net sales for the quarters ended March 31, 2005 and 2004, respectively. These results were adversely impacted by the unstable raw materials and commodities markets and attendant increases in petroleum related and other direct materials utilized in the manufacturing of our products as well as the results of spreading the fixed element of our manufacturing overhead over the reduced sales levels experienced during the current quarter. In an attempt to offset the foregoing, during May 2005, we announced a substantially "across the board" sales price increase to our customers in the 8% - 10% range effective June 1, 2005. The impact of this strategy will not be realized until the later quarters of 2005.

     Selling and administrative expenses increased approximately $153,600 or 18% when comparing the quarters ended March 31, 2005 and 2004. Such increase was primarily attributed to higher personnel costs associated with adding two key positions; Vice President - Operations and National Sales Manager - Automotive; both positions were not present during the quarter ended March 31, 2004. In addition, normal inflationary pressures attributable to both operating expenses and other personnel accounts for the balance of the quarterly difference.

     Advertising and promotion decreased approximately $27,800 or approximately 20% comparing the three months ended March 31, 2005 and 2004. Certain advertising programs are being geared toward later quarters of the year.

     Interest expense increased by approximately $36,600 comparing the quarter ended March 31, 2005 to the corresponding quarter in 2004. This principally resulted from increasing interest rates.

     Our loss before income taxes for the quarter ended March 31, 2005 amounted to $865,216 compared to $312,013 for the comparable quarter in 2004. Such losses produced Income Tax benefits aggregating $294,000 and $106,000 during the quarters ended March 31, 2005 and 2004, respectively. Accordingly, our net loss for the first quarter of 2005 amounted to $571,216 compared to $205,541 in the first quarter of 2004.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

    Interest rate risk

     As or March 31, 2005, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of March 31, 2005 the interest rate on our $5,550,000 outstanding balance of industrial revenue bonds was approximately 3.2% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at March 31, 2005 was 5.44%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2005.

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

    Concentration and credit risk

     We maintain cash balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, our cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

Item 4.  Controls and Procedures

     We carried out an evaluation required by the Securities Exchange Act of 1934 ("Exchange Act"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be included in our periodic SEC reports is made known to them in a timely manner. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

     During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1. -  Legal Proceedings:

     We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds:

     On February 21, 2005, we issued  150,003 shares of our common stock to Nico
P. Pronk pursuant to the cashless exercise of a Warrant dated January 29, 2002. The Warrant was exercisable for a total of 150,003 shares of the Company's common stock at an exercise price of $1.2727 per share. In connection with the cashless exercise, Mr. Pronk tendered shares of the Company's common stock issuable pursuant to the Warrant as consideration to pay the exercise price. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 3. - Defaults Upon Senior Securities:  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders:  Not applicable

Item 5. - Other Matters:  Not applicable

Item 6. - Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

   OCEAN BIO-CHEM, INC.

Date:          May 16, 2005             /s/  Peter G. Dornau
     -------------------------          ----------------------------------------
                                        Peter G. Dornau
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


                                        /s/  Edward Anchel
                                        ----------------------------------------
                                        Edward Anchel
                                        Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended March 31, 2005;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Dated:    May 16, 2005                  /s/ Peter G. Dornau
         -------------------            ----------------------------------------
                                        Peter G. Dornau
                                        Chairman of the Board and
                                        Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Edward Anchel certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended March 31, 2005;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 16, 2005                     /s/ Edward Anchel
       -----------------                ----------------------------------------
                                        Edward Anchel
                                        Chief Financial Officer

                                                                    Exhibit 32.1




                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May  16, 2005


                                        /s/ Peter G. Dornau
                                        ----------------------------------------
                                        Peter G. Dornau
                                        Chairman of the Board of
                                        Directors  and Chief Executive Officer




                                        /s/ Edward Anchel
                                        ----------------------------------------
                                        Edward Anchel
                                        Chief Financial Officer