Form 10-Q
period 2005-06-30
OCEAN BIO CHEM INC
filed 2005-08-15
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                              [x] QUARTERLY REPORT
                             PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-70197

                              OCEAN BIO-CHEM, INC.
                     -------------------------------------
             (Exact name of Registrant as specified in its charter)


         Florida                                                59-1564329
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


             4041 SW 47 Avenue, Fort Lauderdale, Florida 33314-4023
                                  954-587-6280
                     -------------------------------------
              (Address and telephone number, including area code of
                 Registrant's Principal Executive Offices)

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

               YES [ ]                                     NO [x]


    Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date

           $.01 par value common stock, 10,000,000 shares authorized, 5,689,816 shares issued and outstanding at July 31, 2005

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                  Page
   -----------                                                  ----
Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of June
          30, 2005 and December 31, 2004                          3

      Consolidated statements of operations for
          the three and six months ended June 30,
          2005 and 2004                                           4

       Consolidated statements of changes in
          shareholders' equity for the six months
          ended June 30, 2005 and 2004                            5

       Consolidated statements of cash flows
          for the six months ended June 30, 2005
          and 2004                                                6

  Item 2. - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7-9

  Item 3. - Quantitative and Qualitative Disclosures about
              Market Risk                                         9

  Item 4.  Controls and Procedures                                9

Part II:

  Item 1. - Legal Proceedings                                    10
  Item 2. - Unregistered Sales of Equity Securities and Use
              of Proceeds                                        10
  Item 3. - Defaults upon Senior Securities                      10
  Item 4. - Submission of Matters to Vote by Security Holders    10
  Item 5. - Other Matters                                        11
  Item 6. - Exhibits                                             11


Signatures                                                       11

Exhibits

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                JUNE 30,            DECEMBER 31,
                                                  2005                  2004
                                              -------------        -------------
                                              (Unaudited)
Current assets:
Cash                                          $    25,916          $   988,106
Trade accounts receivable net of
 allowances for doubtful accounts
 of approximately $116,880 and $201,000
 at June 30, 2005 and December 31, 2004,
 respectively                                   3,289,679            4,652,144
Inventories                                     7,119,630            5,218,431
Recoverable income taxes                          274,500                  -
Prepaid expenses and other current assets         161,998              214,492
                                              -----------          -----------

    Total current assets                       10,871,723           11,073,173
                                              -----------          -----------

Property, plant and equipment, net              7,510,305            7,337,600
                                              -----------          -----------

Other assets:
Funds held in escrow for equipment                  1,870                1,853
Trademarks, trade names and patents, net
  of accumulated amortization                     330,439              330,439
Due from affiliated companies, net                196,217              408,476
Deposits and other assets                         251,728              246,803
                                              -----------          -----------
    Total other assets                            780,254              987,571
                                              -----------          -----------

    Total assets                              $19,162,282          $19,398,344
                                              ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                      $ 2,215,900          $ 2,251,287
Note payable - bank                             4,900,000            4,500,000
Current portion of long-term debt                 587,199              483,112
Accrued expenses and income taxes payable         353,576              435,200
                                              -----------          -----------
 Total current liabilities                      8,056,675            7,669,599
                                              -----------          -----------

Deferred income taxes payable                     260,000              260,000
                                              -----------          -----------

Long-term debt, less current portion            5,743,168            5,580,250
                                              -----------          -----------

Shareholders' equity:
Common stock - $.01 par value 10,000,000
 shares authorized, 5,689,816 and 5,417,813
 shares issued and outstanding at June 30,
 2005 and December 31, 2004, respectively          56,898               54,178
Additional paid-in capital                      4,817,291            4,722,746
Foreign currency translation adjustment       (   200,743)         (   204,864)
Retained earnings                                 437,188            1,324,630
                                              -----------          -----------
                                                5,110,634            5,896,690
Less cost of common stock in treasury,
 7,519 shares at June 30, 2005 and
 December 31, 2004, respectively              (     8,195)         (     8,195)
                                              -----------          -----------
                                                5,102,439            5,888,495
                                              -----------          -----------

Total liabilities and shareholders' equity    $19,162,282          $19,398,344
                                              ===========          ===========

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                ENDED JUNE 30,                             ENDED JUNE 30,
                                        2005                 2004                2005              2004
                                      ---------           --------            --------         -----------


Gross sales                          $ 5,148,807         $ 6,295,436         $ 8,626,318      $10,199,380

Allowances                               561,692           849,875               943,425        1,316,233
                                     ------------        ------------        ------------     ------------

Net sales                              4,587,115           5,445,561           7,682,893        8,883,147
Cost of goods sold                     3,264,677           4,052.441           6,005,181        6,743,078
                                     ------------        ------------        ------------     ------------

Gross profit                           1,322,438           1,393,120           1,677,712        2,140,069
                                     ------------        ------------        ------------     ------------     -

Costs and expenses:
Advertising and promotion                564,997             333,174             671,403          467,430
Selling and administrative               955,570             864,748           1,966,540        1,722,151
Interest expense                         107,539              73,639             211,471          140,942
                                     ------------        ------------        ------------     ------------
    Total cost and expenses            1,628,106           1,271,561           2,849,414        2,330,523
                                     ------------        ------------        ------------     ------------

Income (loss) from operations        (   305,668)            121,559         ( 1,171,702)     (   190,454)
Interest and other income                  8,941                 107               9,760              579
                                     ------------        ------------        ------------     ------------

Income (loss) before income
  taxes                              (   296,727)            121,666         ( 1,161,942)     (   189,875)

Provision (benefit) for income
  taxes                                   19,500              59,500         (   274,500)     (    46,500)
                                     ------------        ------------        ------------     ------------

Net income (loss)                    (   316,227)             62,166         (   887,442)     (   143,375)

Other comprehensive income
  (loss) net of income taxes:

Foreign currency translation
  Adjustment                         (     2,362)        (    16,559)              4,121      (    12,021)
                                     ------------        ------------        ------------     ------------

Comprehensive income (loss)          ($  318,589)        $    45,607         ($  883,321)     ($  155,396)
                                     ============        ============        ============     ============

Earnings (loss) per
  common share                         ($.06)                 $.01               ($.16)           ($.03)
                                     ============          ============        ============     ============


     Earnings per share were calculated on the basis of 5,578,815 and 5,294,818 weighted average shares of common stock outstanding for the six months and three months ended June 30, 2005 and 2004, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income that the Registrant has are its foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                  Additional        Foreign
                           Common stock           paid-in           currency       Retained       Treasury
                       Shares       Amount         capital         adjustment      earnings         stock         Total
                     ---------     -------        ----------       ----------     ----------      --------     ----------

January 1,
   2005              5,417,813     $54,178        $4,722,746       ($204,864)     $1,324,630      ($8,195)     $5,888,495


Net loss                                                                          (  887,442)                 (   887,442)

Common stock
   issuances           272,003       2,720            94,545                                                       97,265

Foreign currency
  translation
  adjustment                                                           4,121                                        4,121
                     ---------     -------        ----------       ---------      ----------      --------    -----------


June 30,
  2005               5,689,816     $56,898        $4,817,291       ($200,743)       $437,188      ($8,195)     $5,102,439
                     =========     =======        ==========       ==========     ==========      ========    ============



January 1,
   2004              4,960,843     $49,608        $4,409,829       ($237,323)     $1,190,076      ($ 8,195)    $5,403,995

Net (loss)                                                                        (  143,375)                  (  143,375)


Common stock
  issuances            456,970       4,570           312,917                                                      317,487

Foreign currency
  translation
  adjustment                                                       (  12,021)                                  (   12,021)
                     ---------     -------        ----------       ---------      ----------      --------     ----------


June 30,
  2004               5,417,813     $54,178        $4,722,746       ($249,344)     $1,046,701      ($ 8,195)    $5,566,086
                     =========     =======        ==========       ==========     ==========      =========    ==========


                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                  2005              2004
                                                              -----------       ------------
Cash flow used by operating activities:
Net (loss)                                                    ($  887,442)      ($   143,375)

Adjustments to reconcile net loss to net cash used
 by operations:
Depreciation and amortization                                     368,589            357,224
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                    1,362,465       (    101,652)
   (Increase) in inventory                                    ( 1,901,199)      (  1,030,805)
   (Increase) decrease in prepaid expenses
     and other current assets                                 (   222,004)            25,465
  (Decrease) in accounts payable,
     accrued expenses and other                               (   121,954)           634,133
                                                              ------------      -------------

      Net cash provided (used) by operating activities        ( 1,401,545)      (    259,010)
                                                              ------------      -------------

Cash flows from financing activities:
  Net increases under line of credit                              400,000            775,000
  Reduction (increases) in due from affiliates                    212,259       (    183,313)
  Additions to long term debt, net                                500,000                 -
  Payments on long term debt, net                             (   232,996)      (    283,659)
  Common stock transactions                                        97,265            317,487
                                                              ------------      -------------

      Net cash provided by financing activities                   976,528            625,515
                                                              ------------      -------------

Cash flows used by investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                                 (   541,294)      (    178,966)
                                                              ------------      -------------

     Net cash used by investing activities                    (   541,294)      (    178,966)
                                                              ------------      -------------

  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                  (   966,311)           187,539

  Effect of foreign currency translation adjustment on cash         4,121       (     12,021)
                                                              ------------      -------------

Net increase (decrease) in cash                               (   962,190)           175,518

Cash at beginning of period                                       988,106             42,923
                                                              ------------      -------------

Cash at end of period                                         $    25,916       $    218,441
                                                              ============      =============

Supplemental information:
Cash used for payment of interest during period               $   211,473       $    140,942
                                                              ============      =============

Cash used for payment of income taxes during period           $   110,734       $     32,000
                                                              ============      =============

The company had no cash equivalents at June 30, 2005 and 2004






                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1. The information contained in this report is unaudited, but reflects all adjustments that are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

     Certain financial statement items for the three and six months ended June 30, 2004 have been reclassified to conform with the 2005 presentation.

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Ocean Bio-Chem, Inc. (the "Company," `we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may affect our results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts, and other factors. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The primary sources of our liquidity and capital resources are operations, short-term borrowings under our revolving line of credit with Regions Bank, a commercial bank, and other borrowings.

     We renewed our $6 million working capital line of credit with Regions Bank on May 25, 2005. This line of credit is secured by a security interest in our accounts receivable and inventory. The line of credit bears interest based on the 30 day LIBOR rate plus 275 basis points (approximately 5.86% at June 30, 2005) and matures on May 31, 2006. The maximum amount of credit that can be extended under the agreement is $6 million. Under this line of credit, we are required to maintain certain financial ratios as of each fiscal year end. As of June 30, 2005, the amount outstanding pursuant to the working capital line of credit was $4,900,000.

     We have obtained financing under two separate series of industrial development revenue bonds from the city of Montgomery, AL in 1997 and 2002. As of June 30, 2005, the amount outstanding under our industrial development revenue bonds aggregated $5,435,000. The interest rate on the bonds is a floating rate and as of June 30, 2005, the interest rate was approximately 2.6%.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating $8,333 plus interest at prevailing rates (the initial interest rate on this obligation was 5.4% per annum) through maturity on April 15, 2010.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer has publicly announced their adoption of a policy to reduce their overall inventory levels. The impact of this was reflected in our reduced sales during the first two quarters of 2005. Our products historically sell well at the retail level and we expect that once they reach their inventory goals, our recurring sales levels will resume. Our Chairman and CEO has offered to advance funds to the Company aggregating from $1 million to 1.5 million in order to bolster working capital during this, what we believe to be, a temporary period of adjustment. We expect this arrangement to be effective during the upcoming quarter and once finalized appropriate public disclosures will be made.

     As of June 30, 2005, we do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Results of Operations For The Three Months Ended June 30, 2005 compared to the
  Three Months ended June 30, 2004

     Net sales decreased 15.8% to approximately $4,587,1000 for the three months ended June 30, 2005 compared to net sales of approximately $5,445,600 for the three months ended June 30, 2004. Management attributes such decrease significantly to our largest customer adopting a policy of reducing their inventory levels coupled with the unusually cold weather in various regions of our country resulting in the consequential delay in the start of the 2005 recreational boating season.

     Cost of goods sold decreased to 71.2 % of net sales during the three months ended June 30, 2005 compared to 74.4% of net sales in the three months ended June 30, 2004. The decrease in the cost of goods is attributed in part to a sales price increase passed along to our customers in response to increasing costs in petroleum related products and other raw materials and plant labor costs.

     Selling and administrative expenses increased approximately $90,800 or 10.5% in the three months ended June 30, 2005 compared to the same period in the prior year. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Advertising and promotion increased approximately $231,800 or 69.6% in the three months ended June 30, 2005 compared to the same period in the prior year. This resulted primarily from planned increases in media and co-op advertising programs for the current year.

     Interest expense increased by $33,900 or 46% comparing the three months ended June 30, 2005 and 2004. This resulted from increasing interest rates and a new term loan covering equipment acquisitions at our manufacturing facility.

     Our loss from operations was approximately $305,700 for the three months ended June 30, 2005 compared to income of approximately $121,600 during the three months ended June 30, 2004.

     Our net loss was approximately $316,200 for the three months ended June 30, 2005 compared to income of $62,200 during the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared To The Six Months Ended June 30, 2004

     Net sales decreased 13.5% to approximately $7,682,900 for the six months ended June 30, 2005 compared to approximately $8,883,100 for the six months ended June 30, 2004. Management attributes such decrease significantly to our largest customer adopting a policy of reducing their inventory levels coupled with the unusually cold weather in various regions of our country resulting in the consequential delay in the start of the 2005 recreational boating season.

     Cost of goods sold increased to 78.2% of net sales for the six months ended June 30, 2005 compared to 75.9% of net sales for the six months ended June 30, 2004. This change resulted principally during the quarter ended March 31, 2005 and was attributed to increasing materials costs of petroleum related products which are significantly consumed in the production of our products. In an attempt to offset the foregoing, during May 2005, we announced a substantially "across the board" sales price increase to our customers in the 8% - 10% range effective June 1, 2005. The impact of this strategy had a modest impact in this quarter. However, we expect that its full impact will be realized in the upcoming quarters of 2005 and thereafter.

     Advertising and promotion expenses increased approximately $204,000 or 43.6% for the 2005 period when compared to comparable expenses in the same time period in the previous year. This resulted primarily from planned increases in media and co-op advertising programs for the current year.

     Selling and administrative  expenses increased by approximately $244,400 or
14.2 % for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Interest expense for the 2005 period increased approximately $70,500 or 50% when compared to the same six month period of 2004. This resulted from increasing interest rates and a new term loan covering equipment acquisitions at our manufacturing facility.

     Our loss before income taxes was approximately $1,162,000 for the six months ended June 30, 2005 compared to approximately $189,900 for the six months ended June 30, 2004.

     Our estimated benefit from income taxes amounted to approximately $274,500 for the six months ended June 30, 2005, and reflects available tax net loss carry-back provisions based on the interim operations of the Company. The comparable amount for the six months ended June 30, 2004 was approximately $46,500.

     As a result of the foregoing, our net loss from amounted to approximately $887,400 for the six months ended June 30, 2005 compared to a net loss of approximately $143,400 for the six months ended June 30, 2004.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates Historically, and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

     As or June 30, 2005, we had floating interest rates on our industrial development revenue bonds and our credit facilities. As of June 30, 2005, the interest rate on our $ 5,435,000 outstanding balance of industrial revenue bonds was approximately 2.6% per annum and the interest rate on our line of credit facility's outstanding balance of $4,900,000 as of June 30, 2005 approximated 5.86%, which is based on the 30 day LIBOR rate plus 275 basis points. Our remaining debt obligations aggregating approximately $895,300 bear interest at rates approximating 6%. We do not expect any changes in interest rates to have a significant impact on our operations during fiscal 2005.

FOREIGN CURRENCY RISK

     We sell products in Canada, based on the Canadian dollar. Thereby, we have exposure to changes in exchange rates. Changes in the Canadian dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot be assured that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian dollar.

CONCENTRATION AND CREDIT RISK

     We maintain cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, our cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At June 30, 2005, none of the Company's cash was subject to such risk.

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 55%, of consolidated gross revenues for the years ended December 31, 2004 and 2003; and 77% and 76% of consolidated accounts receivable at December 31, 2004 and 2003, respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.

RAW MATERIAL COMMODITY RISK

     Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. We react to long-term increases by passing along all or a portion of such increases to our customers as competitive conditions permit.

Item 4.  Controls And Procedures


     Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


     During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item l -   Legal Proceedings:

     We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:

     During April 2005, we issued 122,000 shares of Company's authorized, but previously unissued shares to approximately twelve employees of the Company as compensation in lieu cash payments. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering. Our shareholders ratified this transaction at our June 1, 2005 Annual Meeting.


Item 3 -   Defaults Upon Senior Securities:  Not applicable

Item 4 -   Submission of Matters to Vote of Security Holders:

     On June 1, 2005, at our annual meeting of shareholders, seven directors; Peter G. Dornau, Edward Anchel, Jeffrey J. Tieger, Laz L. Schneider, James M. Kolisch, John B. Turner, and Sonia B. Beard were elected, shareholders ratified issuances of restricted common stock to certain employees, shareholders ratified the modification of certain stock options previously granted and shareholders approved Levi, Cahlin & Company, Certified Public Accountants, as independent auditors for the year ending December 31, 2005. The tabulation of voting for the foregoing was as follows:

                                                    For          Against
                                                ---------        --------
       Peter G. Dornau                          4,668,999           1,150
       Edward Anchel                            4,659,104          11,045
       Jeffrey J. Tieger                        4,669,249             900
       Laz L. Schneider                         4,669,249             900
       James M. Kolisch                         4,669,018           1,131
       John B. Turner                           4,670,149              -
       Sonia B. Beard                           4,660,023          10,126


       Ratification of issuances
       of restricted common
       stock                                    2,879,214          24,487

       Ratification of modifications
       to previously issued stock
       options                                  2,877,059          25,842


       Levi, Cahlin and
         Company,  CPA's                        2,818,489           1,778

Item 5 -    Other Matters:  Not applicable

Item 6 -    Exhibits:

                 31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002

                 31.2 Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002

                 32.1 Certification of CEO and CFO pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OCEAN BIO-CHEM, INC.

Date: August  12, 2005            /s/ Peter Dornau
                                 ----------------------------------------
                                 Peter G. Dornau
                                 Chairman of the Board and
                                 Chief Executive Officer


                                  /s/ Edward Anchel
                                 ----------------------------------------
                                 Edward Anchel
                                 Chief Financial Officer

                                                                    EXHIBIT 31.1
                                  CERTIFICATION


     I, Peter Dornau certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2005;

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

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

OCEAN BIO-CHEM, INC.

Date: August 12, 2005            /s/ Peter Dornau
                                 ----------------------------------------
                                 Peter G.Dornau
                                 Chairman of the Board of Directors and
                                 Chief Executive Officer

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

     I, Edward Anchel certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2005;

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

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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


OCEAN BIO-CHEM, INC.

Date:    August 12, 2005         /s/ Edward Anchel
                                 ----------------------------------------
                                 Edward Anchel
                                 Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: August 12, 2005


                                 /s/ Peter Dornau
                                 ----------------------------------------
                                 Peter G. Dornau
                                 Chairman of the Board of Directors and
                                 Chief Executive Officer




                                 /s/ Edward Anchel
                                 ----------------------------------------
                                 Edward Anchel
                                 Chief Financial Officer