Form 10-Q
period 2005-09-30
OCEAN BIO CHEM INC
filed 2005-11-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                              [x] QUARTERLY REPORT
                             PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

                                       or

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


             4041 SW 47 Avenue, Fort Lauderdale, Florida 33314-4023
                                  954-587-6280
       (Address and telephone number, including area code of Registrant's
                          Principal Executive Offices)

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

                YES [ ]                        NO [x]


    Indicate the number of shares outstanding of each of the Issuer's classes
          5,849,316 of common stock as of the latest practicable date

           $.01 par value common stock, 10,000,000 shares authorized, 5,849,316 shares issued and outstanding at September 30, 2005

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX



   Description                                                     Page

Part I:

  Item 1. - Financial Statements:

      Consolidated balance sheets as of September
          30, 2005 and December 31, 2004                            3

      Consolidated statements of operations for
          the three and nine months ended September 30,
          2005 and 2004                                             4

       Consolidated statements of changes in
          shareholders' equity for the nine months
          ended September 30, 2005 and 2004                         5

       Consolidated statements of cash flows
          for the nine months ended September 30, 2005
          and 2004                                                  6

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                             7-9

  Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       9

  Item 4.  Controls and Procedures                                  9

Part II:

  Item 1. - Legal Proceedings                                       10
  Item 2. - Unregistered Sales of Equity Securities and
             Use of Proceeds                                        10
  Item 3. - Defaults upon Senior Securities                         10
  Item 4. - Submission of Matters to Vote by Security Holders       10
  Item 5. - Other Matters                                           11
  Item 6. - Exhibits                                                11


Signatures                                                          11

                         PART I - Financial Information

 Item l.  Financial Statements

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   SEPTEMBER  30,              DECEMBER 31,
                                                                       2005                       2004
                                                                   -------------               ------------
                                                                                               (Unaudited)
Current assets:
Cash                                                               $     433,729               $    988,106
Trade accounts receivable net of allowances for
  doubtful accounts of approximately $  108,300 and
  $201,000 at September 30, 2005 and December 31,
   2004, respectively                                                  4,238,735                  4,652,144
Inventories                                                            6,904,614                  5,218,431
Prepaid expenses and other current assets                                244,047                    214,492
                                                                   -------------               ------------
    Total current assets                                              11,821,125                 11,073,173
                                                                   -------------               ------------

Property, plant and equipment, net                                     7,419,188                  7,337,600
                                                                   -------------               ------------

Other assets:
Funds held in escrow for equipment                                         1,881                      1,853
Trademarks, trade names and patents, net
  of accumulated amortization                                            330,439                    330,439
Due from affiliated companies, net                                       182,844                    408,476
Deposits and other assets                                                248,195                    246,803
                                                                   -------------               ------------
    Total other assets                                                   763,359                    987,571
                                                                   -------------               ------------

    Total assets                                                   $  20,003,672                $19,398,344
                                                                   =============               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                                           $   2,482,180               $  2,251,287
Note payable - bank                                                    5,775,000                  4,500,000
Current portion of long-term debt                                        586,102                    483,112
Accrued expenses and income taxes payable                                207,983                    435,200
                                                                   -------------               -------------
 Total current liabilities                                             9,051,265                  7,669,599
                                                                   -------------               ------------

Deferred income taxes payable                                            260,000                    260,000
                                                                   -------------               ------------

Long-term debt, less current portion                                   5,897,128                  5,580,250
                                                                   -------------               ------------

Shareholders' equity:
Common stock - $.01 par value 10,000,000 shares authorized,
   5,849,316 and 5,417,813 shares issued and outstanding at
   September 30, 2005 and December 31, 2004, respectively                 58,493                     54,178
Additional paid-in capital                                             4,908,615                  4,722,746
Foreign currency translation adjustment                            (     182,566)              (    204,864)
Retained earnings                                                         18,932                  1,324,630
                                                                   --------------              -------------
                                                                       4,803,474                  5,896,690
Less cost of common stock in treasury,
 7,519 shares at September 30, 2005 and
 December 31, 2004, respectively                                   (       8,195)              (      8,195)
                                                                   --------------              -------------
                                                                       4,795,279                  5,888,495
                                                                   --------------              -------------

Total liabilities and shareholders' equity                         $  20,003,672               $ 19,398,344
                                                                   ==============              =============




                                              FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                              2005              2004            2005              2004
                                            ---------         --------        --------           --------


Gross sales                                $6,574,073         $ 6,513,76      $15,200,391       $16,713,144

Allowances                                    621,242            626,276        1,564,667         1,942,509
                                           ----------         ----------      -----------       ------------

Net sales                                   5,952,831          5,887,488       13,635,724        14,770,635
Cost of goods sold                          4,940,843          4,671,283       10,946,024        11,414,361
                                           ----------         ----------      -----------       ------------

Gross profit                                1,011,988          1,216,205        2,689,700         3,355,274
                                           ----------         ----------      -----------       ------------

Costs and expenses:
Advertising and promotion                     353,620            370,879        1,025,022           838,309
Selling and administrative                    950,143            864,241        2,916,683         2,586,392
Interest expense                              132,989             81,285          344,463           222,227
                                           ----------         ----------      -----------       -----------
    Total cost and expenses                 1,436,752          1,316,405        4,286,168         3,646,928
                                           ----------         ----------      -----------       -----------

Income (loss) from operations              (  424,764)        (  100,200)     ( 1,596,468)      (   290,654)
Interest and other income                       6,510                151           16,270               730
                                           -----------        -----------     ------------      ------------

Income (loss) before income taxes          (  418,254)        (  100,049)     ( 1,541,598)      (   289,924)

Provision (benefit) for income taxes          -               (   16          (   274,500)      (    62,500)
                                           -----------        -----------     ------------      ------------

Net income (loss)                          ($ 418,254)        ($  84,049)     ($1,305,698)      ($  227,424)

Other comprehensive income (loss)
  net of income taxes:

Foreign currency translation
  Adjustment                                   18,177             24,711           22,298       (    12,690)
                                           -----------        -----------     ------------      ------------

Comprehensive income (loss)                ($ 400,077)        $   59,338      ($1,283,400)      ($  214,734)
                                           ===========        ===========     ============      ============

Earnings (loss) per
  common share                             ($     .07)        $      .02      ($      .23)      ($      .04)
                                           ===========        ==========      ============      ============


     Earnings per share were calculated on the basis of 5,651,260 and 5,335,816 weighted average shares of common stock outstanding for the nine months and three months ended September 30, 2005 and 2004, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only items of comprehensive income that the Registrant has are its foreign currency translation adjustments.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                    Foreign
                           Common stock            Additional      currency         Retained       Treasury
                      Shares         Amount      paid-in capital   adjustment       earnings         stock          Total
                     ---------       -------       ----------      ---------       ----------       -------        ----------


January 1,
   2005              5,417,813       $54,178       $4,722,746      ($204,864)      $1,324,630       ($8,195)       $5,888,495


Net loss                                                                           (1,305,698)                     (1,305,698)

Common stock
   issuances           431,503         4,315          185,869                                                         190,184

Foreign currency
  translation
  adjustment                                                          22,298                                           22,298
                     ---------       -------       ----------      ----------      -----------      --------       -----------


September 30,
  2005               5,849,316       $58,493       $4,908,615      ($182,566)      $   18,932       ($8,195)       $4,795,279
                     =========       =======       ==========      =========       ==========       ========       ===========




January 1,
   2004              4,960,843       $49,608       $4,409,829      ($237,323)      $1,190,076       ($8,195)       $5,403,995

Net (loss)                                                                         (  143,375)                     (  143,375)


Common stock
  issuances            456,970         4,570          312,917                                                         317,487

Foreign currency
  translation
  adjustment                                                       (  12,021)                                      (   12,021)
                     ---------       -------       ----------      ----------      -----------      --------       -----------


September 30,
  2004               5,417,813       $54,178       $4,722,746      ($249,344)      $1,046,701       ($8,195)       $5,566,086
                     =========       =======       ==========      ==========      ==========       ========       ===========




                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                                                    2005                2004
                                                                                -----------          ------------

Cash flow used by operating activities:
Net (loss)                                                                      ($1,305,698)         ($   227,424)

Adjustments to reconcile net loss to net cash utilized
  by operations:
Depreciation and amortization                                                       555,095              545,422
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                        413,409          (    543,251)
   (Increase) in inventory                                                      ( 1,686,183)         (  1,168,803)
   (Increase) decrease in prepaid expenses
     and other current assets                                                   (    29,555)               31,422
  (Decrease)  increase in accounts payable,
     accrued expenses and other                                                       2,257             1,493,319
                                                                                ------------         -------------

      Net cash provided (used) by operating activities                          ( 2,050,675)              130,685
                                                                                ------------         -------------

Cash flows from financing activities:
  Net increases under line of credit                                              1,275,000               425,000
  Reduction (increases) in due from affiliates                                      225,632          (    208,077)
  Additions to long term debt, net                                                  800,000                 -
  Payments on long term debt, net                                               (   380,133)         (    390,926)
  Common stock transactions                                                         190,184               317,487
                                                                                ------------         -------------

      Net cash provided by financing activities                                   2,110,683               143,484
                                                                                ------------         -------------

Cash flows used by investing activities:
   Purchases of property, plant, equipment, net
      of funds held in escrow                                                   (   636,683)         (    276,235)
                                                                                ------------         -------------

     Net cash used by investing activities                                      (   636,683)         (    276,235)
                                                                                ------------         -------------

  Increase (decrease) in cash prior to effect of
     foreign currency translation adjustment                                    (   776,675)         (      2,066)

  Effect of foreign currency translation adjustment on cash                          22,298                12,690
                                                                                ------------         -------------

Net increase (decrease) in cash                                                 (   554,377)               10,624

Cash at beginning of period                                                         988,106                49,923
                                                                                ------------         -------------

Cash at end of period                                                           $   433,729          $     53,547
                                                                                ============         =============

Supplemental information:

Cash used for payment of interest during period                                 $   344,463          $    222,227
                                                                                ============         =============

Cash used for payment of income taxes during period                             $   110,734          $     48,000
                                                                                ============         =============

The company had no cash equivalents at September 30, 2005 and 2004

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

     Certain financial statement items for the three and nine months ended September 30, 2004 have been reclassified to conform with the 2005 presentation.

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

     We renewed our $6 million working capital line of credit with Regions Bank on May 25, 2005. This line of credit is secured by a security interest in our accounts receivable and inventory. The line of credit bears interest based on the 30 day LIBOR rate plus 275 basis points (approximately 6.4 % at September 30, 2005) and matures on May 31, 2006. The maximum amount of credit that can be extended under the agreement is $6 million ($6.5 million through December 31, 2005). Under this line of credit, we are required to maintain certain financial ratios as of the end of each fiscal year. As of September 30, 2005, the amount outstanding pursuant to the working capital line of credit was $5,775.000.

     We are obligated under two separate series of industrial development revenue bonds from the city of Montgomery, AL in 1997 and 2002. As of September 30, 2005, the amount outstanding under our industrial development revenue bonds aggregated $5,320,000. The interest rate on the bonds floats and as of September 30, 2005 it was approximately 3.1%.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the interest rate on this obligation at September 30, 2005 was 6.1% per annum) through maturity on April 15, 2010.

     As of September 30, 2005 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Our operations during the first nine months of 2005 have been adversely impacted by four significant challenges; an increasingly unstable commodity market causing increased cost for petroleum related products, the announcement by our largest customer that they have adopted a policy of reducing their inventory levels, our immediate geographic area sustaining three separate major hurricanes, and a decrease in our manufacturing efficiency resulting in higher product costs. As a result of the foregoing, we have sustained material losses during each of the three quarters of the current year and anticipate another loss during the fourth quarter. Management has analyzed the foregoing and has adopted a necessary, but flexible strategy to provide the required working capital to cover these losses, maintain a pricing model that more closely follows the commodity fluctuations that we are exposed to, and address those areas of our operations that can be improved.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, has publicly announced their adoption of a policy to reduce their overall inventory levels. This has resulted in an approximate $1,652,000 decrease in sales to them during the first three quarters of 2005 compared to 2004. Moreover, their heaviest purchases from us have generally taken place in the fourth quarter in prior years. Our sales to them during the three months ended December 31, 2004 aggregated approximately $4.5 million. We expect that our sales to them during this year's fourth quarter will fall short of that amount. Our products have historically sold well at their retail stores and they have indicated to us that such is the case during 2005. Accordingly, it appears that they are approaching their inventory goals as it relates to our products and we expect that our historical recurring sales levels to them will resume during 2006.

     Fortunately this season's hurricanes caused only minimal direct damages to our facilities and operations, principally power outages and the related down-time. However, the devastation sustained in the geographic areas that were impacted were significant and contributed to a reduction in sales to our retail and distribution customers both in that region and nationally. In addition, the cost of petroleum related products, major components in many of our products, which were already in an increasing cost spiral, became even more unstable. The practical dynamics of our business does not afford us the same pricing flexibility available to our supplies, i.e. a major petroleum supplier tells us the new price, however we can not as immediately pass along the increase to our national retailers and distributors. Aside from our previously reported sales price increase to our customers, we have recently announced another sales price increase to become effective during the fourth quarter of this year. In addition, we have alerted customers who purchase products, which are heavily dependent on this petroleum related issue, that we will be more responsive to commodity pricing and they must be receptive to short-term price swings or accept our refusal to ship at previously established pricing.

     Our Chairman and CEO, Peter G. Dornau has offered either personally or through affiliates under his control to advance funds aggregating from $1 million to $1.5 million to the Company in order to bolster working capital during this, what we believe to be, a temporary, period of adjustment. We expect that the terms and other arrangements under this program will be finalized during the upcoming quarter and once finalized appropriate public disclosures will be made. As of September 30, 2005, advances under this commitment amounted to $300,000 and are included in long-term debt on the accompanying financial statements. Although we contemplate that the amount available under this arrangement is adequate, our CEO has indicated a willingness to increase these levels if required.

     Corporate management has enhanced its analysis, supervision and overall involvement with our manufacturing facility. We have identified several areas that require improvement and through increased on-site management presence, major personnel changes, adoption of certain strategic enhancements to our manufacturing process, and a renewed commitment from our team in Alabama to strive for improved efficiency and cost savings, we believe that we will achieve a material reduction in manufacturing cost thereby improving product margins and operating profits during 2006.

     Results of Operations For The Three Months Ended September 30, 2005 compared to the Three Months ended September 30, 2004

     Net sales increased 1.1% to approximately $5,952,800 for the three months ended September 30, 2005 compared to net sales of approximately $5,887,500 for the three months ended September 30, 2004. Management attributes such increase to an enhanced level of ant-freeze business during the third quarter which was partially offset by the previously announced action of our largest customer adopting a policy of reducing their inventory levels.

     Cost of goods sold increased to 83% of net sales during the three months ended September 30, 2005 compared to 79.3% of net sales in the three months ended September 30, 2004. The increase in the cost of goods is attributed largely to the mix of business during the current quarter. Although we experienced higher levels of anti-freeze product sales than last year, such products carry lower gross margins than our core marine products from which we experienced decreased sales compared to the comparable period in 2004.

     Selling and administrative expenses increased approximately $85,900 or 9.9% in the three months ended September 30, 2005 compared to the same period in the prior year. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Advertising and promotion decreased approximately $17,300 or 4.7% in the three months ended September 30, 2005 compared to the same period in the prior year. This resulted primarily from planned decreases in media and co-op advertising programs for the current year.

     Interest expense increased by $51,700 or 63.6% comparing the three months ended September 30, 2005 and 2004. This resulted from increasing interest rates and higher levels of borrowing under our working capital line of credit and other borrowings.

     Our loss from operations was approximately $424,800 for the three months ended September 30, 2005 compared to income of approximately $100,200 during the three months ended September 30, 2004.

     Our net loss was approximately $ 418,300 for the three months ended September 30, 2005 compared to loss of approximately $84,000 during the three months ended September 30, 2004.

     Results of Operations for the Nine Months Ended September 30, 2005 Compared To The Nine Months Ended September 30, 2004

     Net sales decreased 7.7% to approximately $13,635,700 for the nine months ended September 30, 2005 compared to approximately $14,770,600 for the nine months ended September 30, 2004. Management attributes such decrease significantly to our largest customer adopting a policy of reducing their inventory levels, the unusually cold weather earlier in the year in various regions of our country resulting in a delay in the start of the 2005 recreational boating season, and the hurricanes experienced during the third and fourth quarters of this year.

     Cost of goods sold decreased to 19.7% of net sales for the nine months ended September 30, 2005 compared to 22.3% of net sales for the nine months ended September 30, 2004. Such improvement is attributed to the sales price increases passed along to customers during the second quarter of 2005.

     Advertising and promotion expenses increased approximately $186,700 or 22.2% for the 2005 period when compared to comparable expenses in the same time period in the previous year. This resulted primarily from planned increases in media and co-op advertising programs for the current year, principally during the first and second quarters

     Selling and administrative expenses increased by approximately $330,300 or 12.8% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Interest expense for the 2005 period increased approximately $122,200 or 55 % when compared to the same nine month period of 2004. This resulted from increasing interest rates and higher levels of borrowing under our working capital line of credit and other borrowings.

     Our loss before income taxes was approximately $1,580,200 for the nine months ended September 30, 2005 compared to approximately $289,900 for the nine months ended September 30, 2004.

     Our estimated benefit from income taxes amounted to approximately $274,500 for the nine months ended September 30, 2005, and reflects available tax net loss carry-back provisions based on the interim operations of the Company. The comparable amount for the nine months ended September 30, 2004 was approximately $62,500.

     As a result of the foregoing, our net loss amounted to approximately $1,305,700 for the nine months ended September 30, 2005 compared to a net loss of approximately $227,400 for the nine months ended September 30, 2004.

     Item 3. Quantitative And Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

     As or September 30, 2005, we had floating interest rates on our industrial development revenue bonds and other credit facilities. As of September 30, 2005, the interest rate on our $5,320,000 outstanding balance of industrial revenue bonds was approximately 3.1% per annum and the interest rate on our line of credit facility's outstanding balance of $5,775,000 as of September 30, 2005 approximated 6.4%, which is based on the 30 day LIBOR rate plus 275 basis points. Our remaining debt obligations aggregating approximately $1,163,200 bear interest at rates approximating 6.2%. We do not expect any changes in interest rates to have a significant impact on our operations during fiscal 2005.

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

CONCENTRATION AND CREDIT RISK

     We maintain cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, our cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At September 30, 2005, approximately $193,000 of the Company's cash was subject to such risk.

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

RAW MATERIAL COMMODITY RISK

     Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. Most notable in this regard are petroleum and its derivatives which are heavily used in our product line. We react to long-term increases by passing along all or a portion of such increases to our customers as competitive conditions permit.

     Item 4. Controls And Procedures


     Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions in the future , regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:

     During August 2005, we issued 159,500 shares of the our authorized, but previously unissued shares of common stock to approximately seven of our employees upon their respective exercises of previously issued stock options. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

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


OCEAN BIO-CHEM, INC.

Date: November 14, 2005                 /s/ Peter Dornau
                                       ------------------------------
                                       Peter G. Dornau
                                       Chairman of the Board and
                                       Chief Executive Officer


                                        /s/ Edward Anchel
                                       ------------------------------
                                       Edward Anchel
                                       Chief Financial Officer

                                                                    EXHIBIT 31.1
                                  CERTIFICATION


     I, Peter Dornau certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2005;

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

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

OCEAN BIO-CHEM, INC.

Date:    November  14, 2005            /s/ Peter Dornau
                                       ------------------------------
                                       Peter G. Dornau
                                       Chairman of the Board
                                       of Directors  and Chief
                                       Executive Officer

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

     I, Edward Anchel certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2005;

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


OCEAN BIO-CHEM, INC.

Date:    November 14, 2005             /s/ Edward Anchel
                                       ------------------------------
                                       Edward Anchel
                                       Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: November 14, 2005


                                       /s/ Peter Dornau
                                       ------------------------------
                                       Peter G. Dornau
                                       Chairman of the Board
                                       of Directors and Chief
                                       Executive Officer




                                       /s/ Edward Anchel
                                       ------------------------------
                                       Edward Anchel
                                       Chief Financial Officer