Form 10-K
period 2005-12-31
OCEAN BIO CHEM INC
filed 2006-03-30
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       OR
 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                    -----------    -----------

                         Commission file number 2-70197

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

         Florida                                               59-1564329
         -------                                               ----------
   (State or other jurisdiction                               (IRS Employer
  of incorporation or organization)                          Identification No.)

     4041 SW 47 Avenue
     Fort Lauderdale, FL                                        33314-4023
     -------------------                                        ----------
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (954) 587-6280

 Securities registered pursuant to Section 12(b) of the Act:     None

 Securities registered pursuant to Section 12(g) of the Act:
       Common stock, $0.01 par value


Indicate by check mark whether the Registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act.
                           Yes              No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                           Yes              No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes |X|          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                           Yes |X|          No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
  Large accelerated filer     Accelerated filer      Non-accelerated filer |X|

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                           Yes              No |X|

     Aggregate market value of Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price of a share of the Registrant's common stock on March 2, 2006 as reported by the NASDAQ Capital Market on that date: $2,353,657 For purposes of this disclosure, the Registrant has assumed that all directors, officers, and beneficial owners of 5% or more of the Registrant's common stock are affiliates of the Registrant.

                   Number of shares of the Registrant's common
                     stock outstanding as of March 2, 2006:
                5,849,316 shares common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information from portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 15, 2006, which will be filed within 120 days of December 31, 2005

Forward-looking Statements:

     Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts; and other factors.

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

     Products:

     Set forth below is a general description of the products that we manufacture and market:

     Marine: Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite(R) brand name as well as private label formulations of these and other products. The motor oils line also includes various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

     Automotive: We manufacture a line of automotive products under the Star brite(R) brand name including brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite(R) brand as well as under private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

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

     Manufacturing: We manufacture the majority of our products at our manufacturing facility in Montgomery, Alabama. In addition, we contract with various unrelated companies located in the northeastern and mid-western areas of the country to package other products, which are manufactured to our specifications, using our provided formulas. Each third party packager enters into a confidentiality agreement with us.

     We purchase raw materials from a wide variety of suppliers, none of which is significant to our operations and all raw materials used in manufacturing are readily available. We design our own packaging and supply our outside manufacturers with the appropriate design and packaging. We believe that our internal manufacturing capacity and our arrangements with our current outside manufacturers are adequate for our present needs.

     In  the  event  that  these   arrangements   are   discontinued   with  any
manufacturer, we believe that substitute facilities can be found without substantial adverse effect on our manufacturing and distribution.

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

     Marketing: Our marine and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boater's World. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 10% of consolidated revenues for the year ended December 31, 2005. Sales to our five largest customers for the year ended December 31, 2005 amounted to approximately 43% of consolidated gross revenues and outstanding balances due us at year-end from our five largest customers aggregated approximately 26% of consolidated trade receivables. We market our products through internal salesmen and approximately 250 sales representatives who work on an independent contractor-commission basis. Our officers also participate in sales presentations and trade shows. In addition, we aid marketing through advertising campaigns in national magazines related to specific marketplaces. Our products are distributed primarily from our manufacturing and distribution facility in Alabama.

     Backlog, seasonality, and selling terms: We had no significant backlog of orders as of December 31, 2005. We do not give customers the absolute right to return product. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

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

     Automotive: The automotive marketplace into which the Company began selling various products over the past five years is the largest in which we operate. There are many entities, both national and regional, which represent competition to us. Many are more established and have greater financial resources than we do. However, the market is so large that even a minimal market share could be significant to us. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. We believe that we can establish a reasonable market share through our present methods of advertising and distribution.

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

     Trademarks: We have obtained registered trademarks for Star brite(R) and other trade names used on our products. We view our trademarks as significant assets because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

     Patents: We hold two patents which we believe are valuable in limited product lines, but not material to our success or competitiveness in general.

     New Product Development: We continue to develop specialized products for the marine, automotive, and recreational vehicle marketplace. We believe that our current operations and working capital financing arrangement are sufficient to meet development expenditures without securing external funding. The amounts expended toward this effort in any fiscal period have not been significant and are charged to operations in the year incurred.

     Environmental Costs: We adhere to a policy of compliance with applicable regulatory mandates on environmental issues. Amounts expended in this regard have not been significant and management is not aware of any instances of material non-compliance.

     Financial  Information  Relating to Approximate Domestic and Canadian Gross
Sales:

                                         Year ended December 31,
                                2005              2004               2003
                                ----              ----               ----
United States:
        Northeast           $ 3,585,000       $ 4,455,000       $  4,054,000
        Southeast             5,468,000         6,832,000          6,218,000
        Central               5,655,000         7,015,000          6,384,000
        West Coast            4,148,000         5,197,000          4,730,000
                            -----------       -----------       ------------
                             15,856,000        23,499,000         21,386,000

Canada (US Dollars)             850,000           862,000            792,000
                            -----------       -----------       ------------

                            $19,706,000       $24,361,000       $ 22,178,000
                            ===========       ===========       ============

     Personnel: We employ approximately 21 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical and accounting functions. In addition, we employ manufacturing and fabrication personnel in both Florida and Alabama.

     The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries as of December 31, 2005:

                                                                    Full-time
Location                        Description                         Employees
--------                        -----------                         ---------
Fort Lauderdale, Florida        Administrative                          21
Fort Lauderdale, Florida        Manufacturing and distribution           7
Montgomery, Alabama             Manufacturing and distribution          80
                                                                      -----
                                                                       108
                                                                      =====

Item 1A.  Risk factors

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 43%, 55% and 55% of consolidated gross revenues for the years ended December 31, 2005, 2004 and 2003; and 26% and 77% of consolidated accounts receivable at December 31, 2005 and 2004,respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This has resulted in an approximate $4,294,000 decrease in sales to them for the year ended December 31, 2005 compared to 2004.

     Concentration of cash - At various times of the year and at December 31, 2005, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Operating losses at Alabama subsidiary - A major component of the losses sustained during the year ended December 31, 2005 is the operations at our manufacturing subsidiary, Kinpak Inc. Corporate management has enhanced its analysis, supervision and overall involvement with our manufacturing facility. We have identified several areas that require improvement and through increased on-site management presence, major personnel changes, adoption of certain strategic enhancements to our manufacturing process, and a renewed commitment from personnel in Alabama to strive for improved efficiency and cost savings, we believe that we will achieve a material reduction in manufacturing cost thereby improving product margins and operating profits (losses) during 2006.


Item 2.  Properties

     Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity fifty percent each owned by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and Vice President-Advertising, respectively. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, we renewed our lease agreement for a term of ten years. The lease required an initial annual rental of $94,800 and provides for a maximum increase of 2% per annum on the annual anniversary of the lease for the term thereof. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses which normally arise from ownership. Rent charged to operations during the years ended December 31, 2005, 2004 and 2003 amounted to approximately $100,500 each year.

     Our Alabama facility currently contains approximately 180,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located approximately eleven miles from the Plant. This facility has undergone two separate expansions of 60,000 and 70,000 square feet in 1998 and 2002, respectively. We financed the facility's enhancements and related equipment needs with Industrial Development Bonds issued through the city of Montgomery, AL. Our manufacturing facility is subject to a priority first mortgage; and our manufacturing equipment serves as collateral to a financial institution, which issued letters of credit to secure the bonds. .

Item 3.  Legal Proceedings

     We were not involved in any significant litigation at December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote of shareholders during the fourth quarter of 2005. Shareholders will vote at the Annual Meeting to be held during June, 2006 to elect members of the Board of Directors, ratify the engagement of the Company's Independent Certified Public Accountants, and any other matter presented at such meeting.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters


     A. Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Capital Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2005 and 2004 is presented below.

  Market Range of
  Common Stock Bid:   1st Qtr.     2nd Qtr.     3rd Qtr.       4th Qtr.
                      --------     --------     --------       --------

2005       High        $3.11        $2.04        $1.63          $1.35
           Low         $1.07        $1.45        $1.14          $ .76

2004       High        $1.89        $1.85        $1.49          $1.40
           Low         $1.53        $1.31        $1.13          $ .93

     A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     B. The number of record holders of our Common Stock owners was approximately 200 at December 31, 2005. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. We have not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

     D. Securities authorized for issuance at December 31, 2005 under equity compensation plans:

                                                                                Number of securities
                                 Number of securities       Weighted average     remaining available
                                   to be issued upon       exercise price of     for future issuance
                                exercise of outstanding   outstanding options,    under equity com-
                              options, warrants & rights   warrants & rights       pensation plans
Equity compensation plans
  approved by security holders:
    Plan stock options granted (1)       733,500               $1.23                 466,500
    Non plan stock options granted (2)   231,000                 .76                     -

Equity compensation plans not
  approved by security holders:
    Stock options and restricted
      stock awards                           -                    -                      -
                                         -------               ------                -------

Total equity compensation plans
  approved and not approved by
  security holders                       964,500               $1.12                 466,500
                                         =======               ======                =======


     (1) Includes 290,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 115,000 options under the 2002 Non-Qualified Stock Option Plan, 174,500 options under the 1994 Non-Qualified Stock Option Plan and 154,000 options under the 1992 Qualified Incentive Stock Option Plan.

     (2) Includes 231,000 options granted to Messrs. Peter G. Dornau and Jeffrey
J. Tieger in conjunction with a loan made to the Company by an entity 50% owned by each of them.

     (3) During the quarter ended December 31, 2005, we finalized a revolving credit facility with our president and CEO, Peter G. Dornau. In connection with his offering to loan a maximum of $1.5 million to the Company in order to bolster working capital, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. Potential shares to be issued pursuant to this arrangement are not reflected in the foregoing tabulation.

     (4) During April 2005 we issued 122,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.53 each. Shares were awarded as follows:

      Officers:
      Peter G. Dornau, President and CEO                       30,000 shares
      Edward Anchel, Vice President and CFO                    30,000 shares
      Jeffrey J. Tieger, Vice President and Secretary          15,000 shares
      William Dudman, Vice President                           15,000 shares
      Gregor M. Dornau, Vice President                         15,000 shares
                                                              --------------
                                                              105,000 shares

      Other employees, as a group (7 individuals)              17,000 shares
                                                              --------------

      Total restricted shares awarded                         122,000 shares
                                                              ==============

Item 6.  Selected Financial Data

     The following tables set forth selected financial data as of, and for the years ended December 31,

                                       2005              2004              2003             2002              2001
                                       ----              ----              ----             ----              ----
Operations
Gross sales                          $19,706,469      $24,361,056      $22,178,352       $22,712,991       $19,876,095

Net sales                            $17,651,905      $21,657,083      $19,997,702       $20,585,898       $18,013,393

Net income (loss)                   ($ 1,813,193)     $   134,554      $   345,071       $   134,518$      $   106,384

Earnings (loss) per
  common share                      ($      .32)      $       .03      $       .07       $       .03       $       .03

Balance Sheet

Working capital                      $ 2,652,123      $ 3,403,574      $ 2,869,172       $ 2,212,872       $ 1,385,016

Total assets                         $16,903,022      $19,398,344      $18,303,184       $18,650,237       $15,030,206

Long-term
 obligations                         $ 6,261,856      $ 5,840,250      $ 5,883,302       $ 6,745,232       $ 3,843,515

Total liabilities                    $12,612,325      $13,509,849      $12,899,189       $13,727,315       $10,268,884

Shareholders'
 equity                              $ 4,290,697      $ 5,888,495      $ 5,403,995       $ 4,922,922       $ 4,761,322

Cash dividends declared
  per share of common stock          $       -        $        -       $        -        $        -        $       -

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

     Stock based compensation - We follow the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. For the years ended December 31, 2005, 2004 and 2003, we have not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 43%, 55% and 55% of consolidated gross revenues for the years ended December 31, 2005, 2004 and 2003; and 26% and 77% of consolidated accounts receivable at December 31, 2005 and 2004, respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.

     Concentration of cash - At various times of the year and at December 31, 2005, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - We file  consolidated  federal and state income tax returns.
We have adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, we have determined that the carrying value of such intangible assets relating to its Star brite brand does not require further amortization. In addition, we own two patents that we believe are valuable in limited product lines, but not material to our success or competitiveness in general. There are no capitalized costs of these two patents.

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

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2006, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 7.14% at December 31, 2005) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of December 31, 2005, we were obligated under this arrangement in the amount of $4,000,000.

     In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2006, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the year ended December 31, 2005 such bonds carried interest ranging between 1.8% and 3.3% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at December 31, 2005 were approximately $ 433,300 and prime plus 2.5% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a revolving credit facility with our president and CEO, Peter G. Dornau. In connection with his offering to loan a maximum of $1.5 million to the Company in order to bolster working capital, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. At December 31, 2005, $1,150,000 was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. Such obligation is subordinate to all borrowings from Regions Bank.

     We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. We do not engage in currency hedging and deal with such currency risk as a pricing issue.

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

     As of December 31, 2005 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way. Our operations during the year ended December 31, 2005 have been adversely impacted by four significant challenges; an increasingly unstable commodity market causing increased cost for petroleum related products, the announcement by our largest customer that they have adopted a policy of reducing their inventory levels, our immediate geographic area sustaining three separate major hurricanes, and a decrease in our manufacturing efficiency resulting in higher product costs. As a result of the foregoing, we have sustained material losses during the year ended December 31, 2005. Management has analyzed the foregoing and has adopted a necessary, but flexible strategy to provide the required working capital to cover these losses, maintain a pricing model that more closely follows the commodity fluctuations that we are exposed to, and address those areas of our operations that can be improved.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This has resulted in an approximate $4,294,000 decrease in sales to them for the year ended December 31, 2005 compared to 2004. Our products have historically sold well at their retail stores and they have indicated to us that such is the case during 2005. Accordingly, it appears that they are approaching their inventory goals as they relate to our products and we expect that our historical recurring sales levels to them will resume during 2006.

     Fortunately this season's hurricanes caused only minimal direct damages to our facilities and operations, principally power outages and the related down-time. However, the devastation sustained in the geographic areas that were impacted were significant and contributed to a reduction in sales to our retail and distribution customers both in that region and nationally. In addition, the cost of petroleum related products, major components in many of our products, which were already in an increasing cost spiral, became even more unstable. The practical dynamics of our business do not afford us the same pricing flexibility available to our suppliers, i.e. a major petroleum supplier tells us the new price, however we cannot as immediately pass along the increase to our national retailers and distributors. Aside from our previously reported sales price increase to our customers, we have recently announced another sales price increase which become effective during the fourth quarter of 2005. In addition, we have alerted customers who purchase products, which are heavily dependent on this petroleum related issue, that we will be more responsive to commodity pricing and they must be receptive to short-term price swings or accept our refusal to ship at previously established pricing.

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

Results of Operations:

     Years ended December 31, 2005 and 2004:

     Sales and earnings varied when comparing the year ended December 31, 2005 to 2004 principally due to the factors enumerated below.

     Net sales decreased 18.5% to approximately $17,652,000 for the year ended December 31, 2005 compared to approximately $21,657,100 for the year ended December 31, 2004. Management attributes such decrease significantly to our largest customer adopting a policy of reducing their inventory levels, the unusually cold weather earlier in the year in various regions of our country resulting in a delay in the start of the 2005 recreational boating season, and the hurricanes experienced during the third and fourth quarters of this year.

     Cost of goods sold increased to 82.9% of net sales for the year ended December 31, 2005 compared to 77.0% of net sales for the year ended December 31, 2004. Such increase is attributed to increasing raw material costs and the impact of spreading fixed overhead items to a reduced level of sales.

     Advertising and promotion expenses increased approximately $167,300 or 17.7% for the 2005 period when compared to comparable expenses in the same time period in the previous year. This resulted primarily from planned increases in media and co-op advertising programs for the current year.

     Selling and administrative expenses increased by approximately $347,000 or 10.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses.

     Interest   expense  for  the  year  ended   December  31,  2005   increased
approximately $191,600 when compared to 2004. This resulted from increasing interest rates and higher levels of borrowing under our working capital line of credit and other financing obligations.

     Our loss before income taxes was approximately $2,347,700 for the year ended December 31, 2005 compared to a pre-tax profit of approximately $302,500 for the year ended December 31, 2004.

     Our estimated benefit from income taxes amounted to approximately $534,500 for the year ended December 31, 2005, and reflects available tax net loss carry-back provisions based on the operations of the Company as well as the reversal of deferred income tax liabilities attributable to timing differences between our book and income tax methods of accounting that are anticipated to reverse during the available carryover period.

     As a result  of the  foregoing,  our net  loss  amounted  to  approximately
$1,813,200 for the year ended December 31, 2005 compared to a net income of approximately $134,600 for the year ended December 31, 2004.

Years ended December 31, 2004 and 2003:

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

     Contractual obligations:

     The following table reflects our contractual obligations for the years ended December 31,:

                                        Total            2006           2007-09             2010           Thereafter
                                      ----------       --------        ----------        ----------        ----------
  Long-term debt obligations          $6,786,456       $559,996        $1,180,000        $1,643,352        $2,903,108
  Capital leases                          56,264         20,856            35,408                -                 -
  Operating leases                       319,833        104,507           215,326                -                 -
  Purchase obligations                        -              -                 -                 -                 -
  Other                                       -              -                 -                 -                 -
                                      ----------       --------        ----------        ----------        ----------

Total                                 $7,162,553       $685,359        $1,930,734        $1,643,352        $2,903,108
                                      ==========       ========        ==========        ==========        ==========


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     We do not engage in derivative transactions. We become exposed to foreign currency transactions as a result of our operations in Canada and we do not hedge such exposure. Our exposure to market risk for changes in interest rates relates primarily to the interest rate on our bonds. The interest rates on our bonds adjusted weekly and ranged between 1.8% and 3.3% during the year ended December 31, 2005.

Item 8.  Financial Statements and Supplementary Data

     The audited  financial  statements of the Company required pursuant to this
Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures:

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that , as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     We did not have any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    Part III

Item 10.  Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of our elected directors and officers, as of December 31, 2005.

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

         NAME                     OFFICE                                   AGE
         ----                     ------                                   ---

Peter G. Dornau        President, Chief Executive Officer, and              66
                         Director since 1973

Edward Anchel          Vice President-Finance, Chief Financial
                         Officer since 1999 and Director since 1998         59

Jeffrey J. Tieger      Vice President - Advertising and Marketing,
                         Secretary and Director since 1977                  62

William W. Dudman      Vice President-Operations since 2004                 41

Gregor M. Dornau       Vice President-Sales since 2005                      37

James M. Kolisch       Director since 1998                                  54

Laz L. Schneider       Director since 1998                                  66

John B. Turner         Director since 2000                                  58

Sonia B. Beard         Director since 2002                                  35

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

     Gregor M. Dornau is the son of Peter G. Dornau, our President and Chief Executive Officer. He has been employed by the Company as a salesman since 1990 and during 2005 he was elected to serve as Vice President-Sales.

     James M. Kolisch joined our Board of Directors as an outside director in May 1998. During the past five years, Mr. Kolisch has been engaged in the insurance industry and served as president of USI Florida an entity that sources most of the our insurance needs. Mr. Kolisch serves on the Board of Directors' Audit Committee.

     Laz L. Schneider is, and has been for the past five years, an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner at Berger, Singerman, P.A., a law firm that serves as our lead counsel in various corporate and litigation matters.

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

Audit Committee

     We have an Audit Committee, which consists of Sonia B. Beard, John B. Turner and James M. Kolisch as of December 31, 2005. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and serves as its chairperson. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the Nasdaq Capital Market.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the company, including our principal executive officer, our principal financial officer, our principal accounting officer or controller or other persons performing similar functions. We filed our Code of Ethics as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. The Company will provide a copy of this Code of Ethics to any person on written request to our principal financial officer.

Compliance with Section 16(a) of the Exchange Act

     Based solely on reviews of Forms 3 and 4 furnished to us by the aforementioned individuals, it was determined that no reporting person failed to file a timely submission of ownership changes and that we were in compliance with Rule 16(a)3(e) of the Exchange Act during our most recent fiscal year.

Item 11.  Management Remuneration and Transactions

     The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with the annual shareholders' meeting that shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2005 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of     Name and Address of                         Amount and Nature of            Percent
Class        Beneficial Owner                            Beneficial Ownership            of Class

Common       Peter G. Dornau, President, CEO,
             Chairman Board of Directors
             Fort Lauderdale, FL 33317                         3,982,868 (1)               54.00%

Common       Edward Anchel, Vice President-Finance,
             CFO, Director
             Boynton Beach, FL 33437                             272,951 (2)                3.70%

Common       Jeffrey J. Tieger, Vice President-Advertising,
             Secretary, Director
             Plantation, FL 33314                                379,280 (3)                5.14%

Common       William W. Dudman, Vice President-Operations
             Plantation, FL 33317                                 37,300 (4)                 .51%

Common       Gregor M. Dornau, Vice President-Sales
             Fort Lauderdale, FL 33315                           238,380 (5)                3.23%

Common       James M. Kolisch, Director
             Coral Gables, FL 33114                               46,167 (6)                 .63%

Common       Laz L. Schneider, Director
             Fort Lauderdale, FL 33305                            30,000 (7)                 .41%

Common       John B. Turner, Director
             Miami, FL 33186                                      59,463 (8)                 .81%

Common       Sonia B. Beard, Director
             Merritt Island, FL 32952                             20,000 (9)                 .27%

Common       All directors and officers as a group
               9 individuals                                   5,066,409 (10)              68.71%
                                                               ==============              ======

     (1) Includes 1,162,500 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2005.

     (2) Includes 47,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (3) Includes 162,500 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (4) Includes 3,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (5) Includes 39,600 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (6) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (7) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (8) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (9) Includes 20,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2005.

     (10) Includes 1,524,600 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2005.

Item 13.  Certain Relationships and Related Transactions

     On May 1, 1998, we entered into a ten-year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity fifty percent owned each by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and Vice President-Advertising, respectively. The lease required a minimum rental of $94,800 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. We believe that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2005, 2004 and 2003 amounted to approximately $100,500 each year.

     We acquired the rights to the Star brite(R) trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite(R) products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2005 and 2004, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $29,022 and $408,500, respectively.

     Sales of Star brite products to such affiliates aggregated approximately $826,898, $616,800 and $373,600 during the years ended December 31, 2005, 2004 and 2003, respectively.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2005, 2004 and 2003 under such relationship.

Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with the annual shareholders' meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2005.

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

     (A) Consolidated financial statements:

     (i) Consolidated balance sheets as of December 31, 2005 and 2004.

     (ii) Consolidated statements of operations for each of the three years ended December 31, 2005, 2004 and 2003.

     (iii) Consolidated statement of shareholders' equity for each of the three years ended December 31, 2005, 2004 and 2003.

     (iv) Consolidated statements of cash flows for each of the three years ended December 31, 2005, 2004 and 2003.

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

     4.1 Form of Certificate for Series 1997 Bonds*

     4.2 Form of Certificate for Series 2002 Bond*

     4.3 Trust Indenture dated as of December 1, 1996 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $4,000,000 1997 IDB Bonds*

     4.4 Supplement to Trust Indenture for 1997 Bonds dated March 1, 1997*.

     4.5 Trust Indenture dated as of July 22, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 Taxable IDB Bonds Series 2002*

     10.1 Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery ("IDB Board") and Kinpak, Inc.*

     10.2 First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc.*

     10.3 Second Supplemental Lease dated as of July 1, 2002 between the IDB Board and Kinpak, Inc.*

     10.4 Credit  Agreement  dated as of July 1, 2002 by and among the  Company,
Star-Brite   Distributing,   Inc.,  Star   Brite-Automotive,   Inc.,  Star-Brite
Distributing (Canada), Inc., Kinpak Inc. and Regions Bank*

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

     10.7 Security Agreement dated as of July 22, 2002 between Kinpak, Inc. and Regions Bank.*

     10.8 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 1991 Bonds*

     10.9 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 2002 Bonds*

     10.10 Extension to Credit Agreement dated March 31, 2003 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Bank*

     10.11 Ocean Bio-Chem, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994).

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

     10.14 Lease dated May 1, 1998 between the Star Brite Distributing, Inc. and PEJE, Inc.*

     14.1 Code of Ethics (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on April 13, 2004).

     21. List of Subsidiaries **

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley **

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley **

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley **

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley **


  * Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

** Attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    OCEAN BIO-CHEM, INC.
                                    Registrant

                                    By: /s/ Peter G. Dornau
                                       -----------------------------------------
                                        PETER G. DORNAU
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

                                        March 30, 2006


                                    By: /s/ Edward Anchel
                                       ----------------------------------------
                                        EDWARD ANCHEL
                                        Chief Financial Officer

                                        March  30, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                         Date

/s/ Peter G. Dornau        President, Chief Executive            March 30, 2006
-------------------          Officer and Director
Peter G. Dornau

/s/ Edward Anchel          Vice President Finance, Chief         March 30, 2006
-----------------            Financial Officer, Director
Edward Anchel

/s/ Jeffrey J. Tieger      Vice President, Secretary             March 30, 2006
---------------------        and Director
Jeffrey J. Tieger

/s/ James M. Kolisch       Director                              March 30, 2006
--------------------
James M. Kolisch

/s/ Laz L. Schneider       Director                              March 30, 2006
--------------------
Laz Schneider

/s/ John B. Turner         Director                              March 30, 2006
------------------
John B. Turner

/s/ Sonia B. Beard         Director                              March 30, 2006
------------------
Sonia B. Beard

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

                                                                      EXHIBIT 21

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

                                                                  EXHIBIT 32.1/2



                                  CERTIFICATION

     Pursuant to 18U.S.C. Section 1350, the undersigned officers of Ocean Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 30, 2006


/s/ Peter G. Dornau
---------------------------
Peter G. Dornau
Chairman of the Board of
Directors  and Chief
Executive Officer




/s/ Edward Anchel
---------------------------
Edward Anchel
Chief Financial
Officer

                                                                    EXHIBIT 31.1

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Peter G. Dornau, certify that:

     1. I have reviewed this annual report on Form 10-K of Ocean Bio-Chem, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period of this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committed of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                        /s/  Peter G. Dornau
                                        -----------------------------------
                                        Peter G. Dornau
                                        Chief Executive Officer and
                                        Chairman of the Board

Date: March 30, 2006

                                                                    EXHIBIT 31.2


                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward Anchel, certify that:

     1. I have reviewed this annual report on Form 10-K of Ocean Bio-Chem, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period of this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committed of the registrant's board of directors:

     a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                        /s/  Edward Anchel
                                        -------------------------------
                                        Edward Anchel
                                        Chief Financial Officer
Date: March 30, 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003




                                                                          Page
                                                                       --------

         Reports of independent registered public accounting firms        F2/F3

         Consolidated balance sheets                                         F4

         Consolidated statements of operations                               F5

         Consolidated statement of shareholders' equity                      F6

         Consolidated statements of cash flows                               F7

         Notes to consolidated financial statements                      F8/F15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.
Ft. Lauderdale. Florida

     We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ocean Bio-Chem, Inc for the year ending December 31, 2003, were audited by other auditors whose report thereon, dated March 25, 2004, expressed an unqualified opinion.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


LEVI, CAHLIN & CO.
North Miami Beach, Florida
March 22, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Fort Lauderdale, Florida


     We have audited the consolidated statements of operations, shareholders' equity, and cash flows for Ocean Bio-Chem, Inc. (the "Company") and its subsidiaries for the year in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the Company for the year in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 24, 2004

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                              2005                   2004
 Current Assets:                                            ---------              ---------
  Cash                                                   $     204,543          $     988,106
  Trade accounts receivable net of allowance for
    doubtful accounts of approximately $131,000
    and $201,000, respectively                               2,027,162              4,652,144
  Inventories                                                6,260,813              5,218,431
  Refundable income taxes                                      274,500                    -
  Prepaid expenses and other current assets                    235,574                214,492
                                                         --------------         --------------

        Total current assets                                 9,002,592             11,073,173
                                                         --------------         --------------

Property, plant and equipment, net                           7,310,640              7,337,600
                                                         --------------         --------------

Other assets:
  Funds held in escrow for equipment                               -                    1,853
  Trademarks, trade names, and patents                         330,439                330,439
   Due from affiliated companies                                29,022                408,476
  Deposits and other assets                                    230,329                246,803
                                                         --------------         --------------
       Total other assets                                      589,790                987,571
                                                         --------------         --------------

       Total assets                                      $  16,903,022          $  19,398,344
                                                         ==============         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                                 $   1,256,640          $   2,251,287
  Note payable bank                                          4,000,000              4,500,000
  Current portion of long-term debt                            580,852                483,112
  Income taxes payable-current                                     -                   44,600
  Accrued expenses payable                                     512,977                390,600
                                                         --------------         --------------

       Total current liabilities                             6,350,469              7,669,599
                                                         --------------         --------------

Deferred income taxes payable                                      -                  260,000
                                                         --------------         --------------

Long-term debt less current portion                          6,261,856              5,580,250
                                                         --------------         --------------

Commitments and contingencies                                      -                      -
            -

Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares
    authorized, 5,849,316 and 5,417,813 shares issued
    and outstanding at December 31, 2005 and 2004,
    respectively                                                58,493                 54,178
  Additional paid-in capital                                 4,908,615              4,722,746
  Foreign currency translation adjustment                (     179,653)         (     204,864)
  Retained earnings (deficit)                            (     488,563)             1,324,630
                                                         --------------         --------------
                                                             4,298,892              5,896,690
  Less treasury stock 7,519 shares, at cost              (       8,195)         (       8,195)
                                                         --------------         --------------
       Total shareholders' equity                            4,290,697              5,888,495
                                                         --------------         --------------

       Total liabilities and shareholders' equity        $  16,903,022          $  19,398,344
                                                         ==============         ==============

      The accompanying notes are an integral part of these fnancial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                             2005                 2004                   2003
                                                             ----                 ----                   ----

      Gross Sales                                        $19,706,469            $24,361,056           $22,178,352

      Less discounts, returns and allowances               2,054,564              2,703,973             2,180,650
                                                         ------------           ------------          ------------

      Net sales                                           17,651,905             21,657,083            19,997,702

      Cost of goods sold                                  14,640,883             16,675,780            15,131,775
                                                         ------------           ------------          ------------

      Gross profit                                         3,011,022              4,981,303             4,865,927
                                                         ------------           -------------         ------------

      Operating expenses:
         Advertising and promotion                         1,110,258                942,991               742,167
         Selling and administrative                        3,775,848              3,428,873             3,329,904
         Interest                                            499,433                307,840               290,856
                                                         ------------           ------------          ------------
         Total operating expenses                          5,385,539              4,679,704             4,362,927
                                                         ------------           ------------          ------------

      Operating profit (loss)                            ( 2,374,517)               301,599               503,000

      Interest and other income                               26,824                    955                19,871
                                                         ------------           ------------          ------------

      Income (loss) before provision (benefit)
         for income taxes                                ( 2,347,693)               302,554               522,871

      Provision (benefit) for income taxes               (   534,500)               168,000               177,800
                                                         ------------           ------------          ------------

      Net income (loss)                                  ( 1,813,193)               134,554               345,071

      Other comprehensive income:
         Foreign currency translation,
         net of taxes                                         25,211                 32,459                66,252
                                                         ------------           ------------          ------------

      Comprehensive income (loss)                        ($1,787,982)           $   167,013           $   411,323
                                                         ============           ============          ============

      Earnings (loss) per share:
         Basic                                           ($      .32)           $       .03           $       .07
                                                         ============           ============          ============

         Diluted                                         ($      .31)           $       .02           $       .07
                                                         ============           ============          ============









      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                        Foreign          Retained
                                   Common stock         Additional      currency         earnings      Treasury
                               Shares      Amount     paid-in capital  adjustment        (deficit)      stock           Total
                              --------     -------    ---------------  -----------       ---------     --------         -----
January 1,                    4,805,843    $48,058      $4,341,629     ($ 303,575)      $  845,005     ($ 8,195)       $4,922,922
 2003

Net income                          -          -               -             -             345,071          -             345,071

Issuances of
  common stock                  155,000      1,550          68,200           -                 -            -              69,750

Foreign currency
   translation
   adjustment                       -          -               -           66,252              -            -              66,252
                              ---------    -------      ----------     -----------      -----------    ---------      -----------

December 31,
 2003                         4,960,843     49,608       4,409,829     (  237,323)       1,190,076     (  8,195)        5,403,995

Net income                          -          -               -             -             134,554          -             134,554

Issuances of
  common stock                  456,970      4,570         312,917           -                 -            -            314,487

Foreign currency
   translation
   adjustment                       -          -               -           32,459              -            -             32,459
                              ---------    -------      ----------     -----------      -----------    ---------      -----------

December 31,
 2004                         5,417,813     54,178       4,722,746     (  204,864)       1,324,630     (  8,195)        5,888,495

Net (loss)                          -          -               -             -          (1,813,193)         -         ( 1,813,193)

Issuances of
  common stock                  431,503      4,315         185,869           -                 -            -             190,184

Foreign currency
   translation
   adjustment                       -          -               -           25,211              -            -              25,211
                              ---------    -------      ----------     -----------      -----------    ---------      -----------

December 31,
 2005                         5,849,316    $58,493      $4,908,615     ($ 179,653)      ($ 488,563)    ($ 8,195)      $ 4,290,697
                              =========    =======      ==========     ===========      ===========    =========      ===========



The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                                        2005                  2004                 2003
                                                                      --------              --------              ------
Cash flows from operating activities:
   Net income (loss)                                                ($ 1,813,194)          $   134,554          $    345,071
   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
      Depreciation and amortization                                      762,943               735,103             674,955
      Issuance of common stock to employees                               97,265                87,813              69,750
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                     2,624,982          (    319,121)        (  1,142,666)
        (Increase) decrease in inventory                            (  1,042,381)               97,310         (    774,591)
        (Increase) in recoverable income taxes                      (    274,500)                  -                    -
        (Increase) decrease in prepaid expenses                     (     21,083)        (      21,120)             268,740
        (Decrease) increase in accounts payable
            and accrued taxes and other                             (  1,160,392)             1,209,030        (    540,922)
                                                                    -------------          ------------       --------------

Net cash provided (used) by operating activities                    (    826,360)            1,923,569         (  1,099,663)
                                                                    -------------         -------------        -------------

Cash flows from financing activities:
   Net borrowings (reductions) under line of credit                      500,000)         (     50,000)             300,000
   (Increase)  decrease in amounts due from affiliates                   379,454          (    235,551)             439,350
    Increases in (reductions to) long-term debt, net               (     370,655)         (    513,293)        (    587,203)
   Increase in notes payable - Peter Dornau and affiliates             1,150,000                   -                    -
   Issuance of common stock from exercised
          stock options                                                   92,919               229,674                  -
                                                                    -------------         -------------        -------------
Net cash provided (used) by financing activities                         751,718          (    569,170)             152,147
                                                                    -------------         -------------        -------------


Cash flows used by investing activities:
   Purchases of property, plant and equipment                       (    735,983)          (   566,117)        (  1,204,538)
    Utilization of (additions to) trust funds for
      equipment purchased, net                                             1,851               124,442            1,034,899
Net cash used by investing activities                               (    734,132)          (   441,675)       (     169,639)
                                                                    -------------         -------------        -------------

Increase (decrease) in cash prior to effect of
   exchange rate on cash                                                 808,774)              912,724        (  1,117,155)
   Effect of exchange rate on cash                                        25,211                32,459               66,252
                                                                    -------------         -------------        -------------

Net increase (decrease) in cash                                     (    783,563)              945,183        (  1,050,903)
Cash at beginning of year                                                988,106                42,923            1,093,826
                                                                    -------------         -------------        -------------
Cash at end of year                                                    $ 204,543          $    988,106         $     42,923
                                                                    =============         =============        =============


Supplemental information
  Cash paid for interest during year                               $  499,433          $    307,840         $    290,856
                                                                    =============         =============        =============

  Cash paid for income taxes during year                         $       -             $    149,000         $     60,000
                                                                    =============         =============        =============


The Company had no cash equivalents at December 31, 2005, 2004, and 2003.

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Note 1 - Organization and summary of significant accounting policies:

     Organization - The Company was incorporated during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products principally under the Star brite(R) brand to the marine, automotive and recreational vehicle aftermarkets.

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

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. The composition of inventories at December 31, 2005 and 2004 are as follows:

                                       2005           2004
                  Raw materials     $3,235,086     $3,111,394
                  Finished goods     3,025,727      2,107,038
                                   -----------     ----------
                                    $6,260,813     $5,218,432
                                   ===========     ==========

     Prepaid advertising and promotion - During the years ended December 31, 2005, 2004 and 2003, the Company introduced certain new products to its customers. In connection therewith, the Company produced new promotional items to be distributed over a period of time and increased its catalog advertising. The Company follows the policy of amortizing these costs over a one-year basis. At December 31, 2005 and 2004, the accumulated cost of materials on hand and other deferred promotional costs that were or will be charged against the subsequent year's operations amounted to approximately $16,486 and $25,900, respectively.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

     Stock based compensation - The Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. For the years ended December 31, 2005, 2004 and 2003, the Company has not adopted Statement of Financial Accounting Standards No. 123 to record such compensation costs.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 43%, 55% and 55% of consolidated gross revenues for the years ended December 31, 2005, 2004 and 2003; and 26% and 77% of consolidated accounts receivable at December 31, 2005 and 2004, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

     Concentration of cash - At various times of the year and at December 31, 2005, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that the carrying value of such intangible assets relating to its Star brite(R) brand does not require further amortization. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents. Management has considered the impact of the loss sustained for the year ended December 31, 2005 in order to determine if a permanent impairment of value of these assets has been experienced. The underlying reasons for the loss are not viewed as permanent in nature and, management does not believe that a permanent impairment has been realized. Accordingly, no adjustment has been made.


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

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform with the 2005 presentation.

Note 2 - Property, plant and equipment:

     The Company's  property,  plant and equipment  consisted of the  following:

                                                        December 31,
                                                       2005          2004
                                                       ----          ----

   Land                                            $  278,325     $   278,325
   Building                                         4,390,894       4,390,894
   Manufacturing and warehouse equipment            6,044,138       5,359,009
   Office equipment and furniture                     652,940         623,825
   Construction in process                            278,239         261,693
   Leasehold improvement                              145,505         151,976
                                                   -----------    -----------
                                                    11,790,041     11,065,722

   Less accumulated depreciation                     4,479,401      3,728,122
                                                   -----------    -----------

   Total property, plant and equipment, net        $ 7,310,640    $ 7,337,600
                                                   ===========    ===========

     Depreciation  expense for the years ended December 31, 2005, 2004 and 2003,
which  includes   amortization   of  capitalized   lease  assets,   amounted  to
approximately $762,900, $735,100 and $675,100, respectively.

     Included in property, plant and equipment are the following assets at the Company's Alabama subsidiary and which are substantially held under capitalized leases securing certain City of Montgomery, AL Industrial Development Bonds:

                                                        December 31,
                                                       2005           2004
                                                       ----          -----

         Land                                      $   278,325    $   278,325
         Building                                    4,390,894      4,390,894
         Manufacturing and warehouse equipment       5,747,411      4,867,141
         Construction in process                       274,843        261,693
                                                   -----------    -----------
                                                    10,691,473      9,798,053

         Less accumulated depreciation               3,557,788      2,773,757
                                                   -----------    -----------

           Total                                   $ 7,133,685    $ 7,024,296
                                                   ===========    ===========

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

     Management has considered the impact of the loss sustained for the year ended December 31, 2005 in order to determine if a permanent impairment of value of these assets has been experienced. The underlying reasons for the loss are not viewed as permanent in nature and, management does not believe that a permanent impairment has been realized. Accordingly, no adjustment has been made.

     Obligations for future payments attributable to these capitalized leases are discussed in Note 4, below.

Note 3 - Note payable, bank:

     During 2002, the Company secured a revolving line of credit, which provided a maximum of $5 million of working capital from the commercial bank providing the financing for the expansion discussed in Note 2, above. The line carries interest based on the 30 day LIBOR rate plus 275 basis points (approximately
7.14% at December 31, 2005) payable monthly and is collateralized by the Company's inventory, trade receivables, and intangible assets. During May, 2004, the Company and its commercial bank agreed to increase the maximum allowed borrowing under the line to $6 million. The remaining terms including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios were substantially unchanged. At December 31, 2005 the bank has waived the Company's non-compliance with certain of its financial covenants. This financing matures on May 31, 2006. As of December 31, 2005, the Company was obligated to its commercial lender under this arrangement in the amount of $4,000,000.

Note 4 - Long -Term debt:

     Long-term debt at December 31, 2005 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2005, $2,125,000 and $3,080,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31, 2005 interest rates ranged between 1.8% and 3.3%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     During 2005 and 2004, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $56,300 at December 31, 2005, have varying maturities through 2009 and carry interest rates ranging from 7% to 12%.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at December 31, 2005 were approximately $ 433,300 and prime plus 2.5% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At December 31, 2005, $1,150,000 was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. Such obligation is subordinate to all borrowings from Regions Bank. In connection with his offering to loan a maximum of $1.5 million to the Company in order to bolster working capital, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share.

     The composition of these obligations at December 31, 2005 and 2004 were as follows:

                                                      Current Portion                    Long Term Portion
                                                      ---------------                    -----------------
                                                     2005          2004                2005              2004
                                                     ----          ----                ----              ----
   Industrial Development Bonds                    $ 460,000      $ 460,000        $ 4,745,000        $ 5,205,000
   Notes payable                                      99,996          7,180            331,448            354,152
   Capitalized equipment leases                       20,856         15,932             35,408             21,098
   Subordinated note payable-P. Dornau                   -              -            1,150,000                -
                                                   ---------      ---------        -----------        -----------
                                                   $ 580,852      $ 483,112        $ 6,261,856        $ 5,580,250
                                                   =========      =========        ===========        ===========

     Required principal payment obligations attributable to the foregoing are tabulated below:

                               Year ending December 31,

                           2006             $   580,852
                           2007                 579,279
                           2008                 571,757
                           2009                 564,360
                           2010               1,643,352
                       Thereafter             2,903,108
                                            -----------

                            Total           $ 6,842,708
                                            ===========

Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:

                                                 Year ended December 31,

                                           2005            2004          2003
                                           ----            ----        ----
   Income tax provision (benefit):
       Federal - current                ($ 274,500)      $ 97,600      $ 140,000
               - deferred               (  260,000)        54,400         37,800
       State                                    -          16,000             -
                                        -----------      --------      ---------
                    Total               ($ 534,500)      $168,000      $ 177,800
                                        ===========      ========      =========

     The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows: Year ended December 31,

                                           2005         2004          2003
                                           ----         ----          ----
    Computed at statutory rate           (34.0%)        34.0%         34.0%
    State tax, net of federal benefit       -            5.5            -
    Not being able to utilize entire
      tax benefit as a carry-back         11.2%            -             -
    Other, principally deferred income
      taxes attributable to depreciation    -           16.0            -
                                        --------      --------      ---------
    Effective tax rate                  ( 22.8%)        55.5%        34.0%
                                        ========      ========      =========

     At December 31, 2005 the Company had available tax loss carryovers available as offsets against future taxable income aggregating approximately $776,800 and $2,315,700 for federal and Florida purposes, respectively expiring in 2025. If fully utilizable, such carryovers would result in a deferred tax asset of approximately $264,100 as of December 31, 2005. There is no assurance that the Company will ever avail itself of all or a portion of such credits, accordingly, a valuation allowance has been established against this deferred asset. The Company's deferred tax asset and liability accounts consisted of the following at December 31:

                                        2005                    2004
      Deferred tax asset               $  264,100            $      -
      Less valuation allowance       (   264,100)                  -
      Deferred Tax Liability                -              (  260,000)
                                     ------------          -----------
        Total                        $      -              ($ 260,000)
                                     ============          ===========


     During the year ended December 31, 2005, we reversed deferred income taxes payable aggregating $260,000 as the underlying reason for such deferral was the timing differences between our financial statement and income tax treatment of depreciation expense and such differences are anticipated to reverse during the available time of existing income tax loss carryovers. At December 31, 2004 deferred income taxes payable aggregated $260,000 and is reflected on the accompanying consolidated balance sheet.

Note 6 - Related party transactions:

     At December 31, 2005 and 2004, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $29,000 and $408,500, respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $826,900, $616,800, and $373,600 during the years ended December 31, 2005, 2004, and 2003, respectively.

     Subsequent to the balance sheet date, on March 10, 2006, an affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, the Company will reflect this transaction.

Note 7 - Commitments and subsequent event:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations during the years ended December 31, 2005, 2004, and 2003 amounted to approximately $100,500 each year.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $336,900 at December 31, 2005 is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

           Year ending December 31,
                             2006        $  104,507
                             2007           106,597
                             2008           108,729
                          2009-10               -
                       Thereafter               -
                                         ----------
                               Total     $  319,833
                                         ==========

     In conjunction with an agreement with an investment banker to provide financial advisory and other services, we issued warrants to purchase 275,000 shares of the Company's common stock at an exercise price of $1.27 per share. The covered shares and the exercise price were adjusted for stock dividends distributed during the year ended December 31, 2002. This agreement was terminated during 2004. During February 2005, the Company issued 150,003 shares of its common stock to its former investment banker pursuant to a cashless exercise of warrants granted during 2002.

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

     The following schedule reflects the status of outstanding options under the Company's four stock option plans as of December 31, 2005, as adjusted for the Company's stock dividend distributions of 2000 and 2002.


                                                                                              Weighted
                Date               Options       Exercisable      Exercise     Expiration      average
   Plan        granted           outstanding       options         price         date        remaining life
   ----        ---------         -----------     -----------      --------     ----------    --------------
   1992        12/20/01            154,000         123,200         $1.009       12/20/06        1.00
   1994        10/26/04            174,500          34,900         $1.050       10/25/09        3.83
   2002        10/22/02             35,000          81.000         $1.260       10/21/07        1.75
   2002        03/02/04            155,000          31,000         $1.620       03/01/09        3.25
   2002        10/22/02             35,000          35,000         $1.260       10/21/07        1.75
   2002        06/20/03             40,000          40,000         $1.030       06/19/08        2.50
   2002        05/25/04             40,000          40,000         $1.460       05/04/09        3.50
                                   -------         -------                                     ------
                                   733,000         385,100                                      2.54
                                   =======         =======                                     ======

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

                                                   2005            2004           2003
                                                   ----            ----           ----
   Net (loss) income           As reported     ($1,813,193)      $ 134,554      $345,071
                               Pro forma       ($1,858,710)      $  98,728      $301,887

   Earnings (loss) per share   As reported     ($      .32)      $     .03      $    .07
                               Pro forma       ($      .31)      $     .02      $    .06

     A summary of the Company's stock options as of December 31, 2005, 2004 and 2003, and changes during the years ending on these dates, is presented below:

                                       2005                                  2004                        2003
                                              Weighted                          Weighted                                Weighted
                             Optioned         average          Optioned          average             Optioned            average
                              Shares       exercise price       shares         exercise price         shares          exercise price
                            ----------     --------------     -----------      --------------       ----------
    Options outstanding
     at beginning of year   1,183,000          $1.12          1,106,210           $ .95             1,082,210             $1.03
    Granted                       -                             412,500                                40,000
    Expired                 (  59,000)                        (  19,240)                            (  16,000)
    Exercised               ( 159,500)                        ( 316,470)                                  -
                            ----------         -----          ---------           -----             ----------            -----

    Options outstanding at
     at end of year           964,500          $1.12          1,183,000           $1.12             1,106,210             $ .95
                            =========          =====          =========           =====             ==========            =====

     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2005, 2004 and 2003; risk free rate 6.5%, no dividend yield for all years, expected life of five years and volatility of 31.6%.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. In connection with his offering to loan such funds to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The potential shares issuable under this arrangement are not reflected in the foregoing tabulations.

Note 9 - Major customers:

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated gross revenue for the years ended December 31, 2005, 2004, and 2003. Sales to this customer represented approximately 26%, 39% and 36% of consolidated gross revenues for such periods, respectively.

     The Company's top five customers represented approximately 43%, 55%, and 55% of consolidated revenues and 26%,77% and 76% of consolidated trade receivables for the years ended December 31, 2005, 2004, and 2003, and at the balance sheet date for the years then ended, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

Note 10 - Earnings per share:

     Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003:

                              2005               2004           2003
                             ------             ------         ------
           Basic            5,700,774          5,356,316      4,888,133
                            =========          =========      =========

           Diluted          5,844,750          5,500,113      5,338,015
                            =========          =========      =========

Note 11 - Shareholders' equity:

     During the years ended December 31, 2005, 2004 and 2003 the Company awarded 122,000, 140,500 and 155,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $97,300, $87,800 and $67,500 for each period, respectively.

     During August 2005, certain employees of the Company exercised stock options scheduled to expire during 2005 covering 159,500 shares of its common stock. The aggregate exercise price of such transaction amounted to approximately $92,900 and is reflected in the accompanying financial statements as additional paid-in capital.