Form 10-Q
period 2006-03-31
OCEAN BIO CHEM INC
filed 2006-05-12
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTOF 1934

                  For the quarterly period ended March 31, 2006

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-11102

                              OCEAN BIO-CHEM, INC.
                       ---------------------------------
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

                        Yes [x]                  No [ ]

     Indicate by check mark whether the Registrant (1) Is a Shell Company (As Defined In rule 12b-2 of the Exchange Act).

                        Yes [ ]                  No [x ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934), or a non-accelerated filer

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non- Accelerated Filer [x]

     Indicate the number of shares outstanding of each class of the Issuer's common stock, as of the latest practicable date::

            $.01 par value common stock,10,000,000 shares authorized,
             5,978,316 shares issued and outstanding at May 10, 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                            Page

Part I - Financial Information:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of March 31, 2006
        and December 31, 2005                                               3
      Consolidated statements of operations for
        the three months ended March 31,2006 and 2005                       4
      Consolidated statements of changes in shareholders'
        equity for the three months ended March 31, 2006
        and 2005                                                            5
      Consolidated statements of cash flows for the three
        months ended March 31, 2006 and 2005                                6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                    7-11

  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                    11

  Item 4 - Controls and Procedures                                         11

Part II - Other Information:

  Item 1. - Legal Proceedings                                              12
  Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds    12
  Item 3. - Defaults upon Senior Securities                                12
  Item 4. - Submission of Matters to a Vote by Security Holders            12
  Item 5. - Other Matters                                                  12
  Item 6. - Exhibits                                                       12

Signatures                                                                 12

Certifications

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            MARCH 31,              DECEMBER 31,
                                                                              2006                    2005
                                                                           ------------           ------------
                                                                            (UNAUDITED)

  Current assets:
  Cash                                                                     $    120,587           $    204,543
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately  $131,000 at March 31,
    2006 and December 31, 2005, respectively                                  2,171,080              2,027,162
  Inventories                                                                 6,899,457              6,260,813
  Prepaid expenses and other current assets                                     471,216                510,074
                                                                           -------------          -------------


      Total current assets                                                    9,662,340              9,002,592
                                                                           -------------          -------------

Property, plant and equipment, net                                            7,272,858              7,310,640
                                                                           -------------          -------------

Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                                  330,439                330,439
  Due from affiliated companies, net                                            322,585                 29,022
  Deposits and other assets                                                     214,170                230,329
                                                                           -------------          -------------
      Total other assets                                                        867,194                589,790
                                                                           -------------          -------------

      Total assets                                                         $ 17,802,392           $ 16,903,022
                                                                           =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                 $  2,067,845           $  1,256,640
  Note payable - bank                                                         3,850,000              4,000,000
  Current portion of long term debt                                             582,798                580,852
  Accrued expenses payable                                                      315,779                512,977
                                                                           -------------          -------------
      Total Current Liabilities                                               6,816,422              6,350,469
                                                                           -------------          -------------

Long term debt, less current portion                                          6,201,182              6,261,856
                                                                           -------------          -------------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares authorized;
     5,849,316 shares issued and outstanding at March 31, 2006
     and December 31, 2005, respectively                                         58,493                 58,493
   Additional paid-in capital                                                 5,204,367              4,908,615
   Foreign currency translation adjustment                                 (    174,154)          (    179,653)
   Deficit                                                                 (    295,723)          (    488,563)
                                                                           -------------          -------------
                                                                              4,792,983              4,298,892
   Less cost of common stock in treasury, 7,519 shares
     at March 31, 2006 and December 31, 2005                               (      8,195)          (      8,195)
                                                                           -------------          -------------
                                                                              4,784,788              4,290,697
                                                                           -------------          -------------

      Total liabilities and shareholders' equity                           $ 17,802,392           $ 16,903,022
                                                                           =============          =============



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                           2006                   2005
                                                                         ----------            ----------
Gross sales                                                              $4,788,822            $3,477,511

Allowances                                                                  379,230               381,733
                                                                         ----------            -----------

Net sales                                                                 4,409,592             3,095,778

Cost of goods sold                                                        3,060,522             2,740,504
                                                                         ----------            -----------

Gross profit                                                              1,349,070               355,274
                                                                         ----------            -----------

Costs and expenses:
    Advertising and promotion                                               186,920               106,405
    Selling and administrative                                              828,086             1,010,970
    Interest expense                                                        142,510               103,934
                                                                         ----------            -----------

       Total costs and expenses                                           1,157,516             1,221,309
                                                                         ----------            -----------

Operating income (loss)                                                     191,554            (  866,035)

Other income                                                                  1,286                   819
                                                                         ----------            -----------

Income (loss) before income taxes                                           192,840            (  865,216)

Income taxes (benefit)                                                          -              (  294,000)
                                                                         ----------            -----------

Net income (loss)                                                           192,840            (  571,216)

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                                   5,499                 6,483
                                                                         ----------            -----------

Comprehensive income (loss)                                              $  198,339            ($ 564,733)
                                                                         ==========            ===========

Earnings (loss) per common share                                         $      .03             ($     .10)
                                                                         ==========            ===========


     Earnings (loss) per share was calculated on the basis of 5,849,316 and 5,467,814 weighted average shares of common stock outstanding for the quarters ended March 31, 2006 and 2005, respectively.

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                  Foreign       Retained
                          Common stock           Additional      currency       earnings       Treasury
                      Shares        Amount     paid-in capital   adjustment     (deficit)       stock            Total
                    ---------      -------     ---------------   ----------     ---------      --------        ----------

January 1,
   2006             5,849,316      $58,493       $4,908,615      ($179,653)     ($ 488,563)     ($8,195)        $4,290,697

Net income                                                                         192,840                         192,840

Debt forgiveness -
   Affiliate                                        295,752                                                        295,752

Foreign currency
  translation
  adjustment                                                         5,499                                           5,499
                    ---------      -------       ----------      ---------      -----------     --------        ----------
March 31,
  2006              5,849,316      $58,493       $5,204,367      ($174,154)     ($ 295,723)     ($8,195)        $4,784,788
                    =========      =======       ==========      ==========     ===========     ========        ==========



January 1,
   2005             5,417,813      $54,178       $4,722,746      ($204,864)     $1,324,630      ($8,195)        $5,888,495

Net (loss)                                                                      (  571,216)                     (  571,216)

Common stock
   issuance           150,003        1,500       (    1,500)                                                           -

Foreign currency
  translation                                                        6,483                                           6,483
                    ---------      -------       -----------     ---------      -----------     --------        -----------
March 31,
  2005              5,567,816      $55,678       $4,721,246      ($198,381)     $  753,414      ($8,195)        $5,323,762
                    =========      =======       ==========      ==========     ===========     ========        ===========




                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                            2006                  2005
                                                                         ----------            ----------
Cash flow provided (used) by operating activities:

  Net income (loss)                                                      $  192,840            ($ 571,216)

Adjustments to reconcile net income (loss) to net
 cash provided (used) by operations:
  Depreciation and amortization                                             193,637               184,720
  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                             (  143,918)            1,916,984
  (Increase) in inventories                                              (  638,645)           (1,417,394)
  Decrease in prepaid expenses and other current assets                      38,859                 4,553
  Increase (decrease) in accounts payable, accrued
   expenses and other                                                       630,166            (   99,495)
                                                                         -----------           -----------

  Net cash provided  by operating activities                                272,939                18,152
                                                                         -----------           ----------

Cash provided (used) by financing activities:
  Net increase (decrease)  under line of credit                          (  150,000)           (  250,000)
  Net reduction (increase) in advances to affiliates, net                     2,189            (  203,116)
  Net (reduction) in long term borrowings                                (   58,728)           (  121,772)
                                                                         -----------           -----------


  Net cash (used) by financing activities                                (  206,539)           (  574,888)
                                                                         -----------           -----------

Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                               (  155,855)           (  334,279)
                                                                         -----------           -----------

 Net cash provided (used) by investing activities                        (  155,855)           (  334,279)
                                                                         -----------           -----------
Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                                  (   89,455)           (  891,015)

 Effect of foreign currency translation on cash                               5,499                 6,483
                                                                         -----------           -----------

Increase (decrease) in cash                                              (   83,956)           (  884,532)
Cash at beginning of period                                                 204,543               988,106
                                                                         -----------           -----------

Cash at end of period                                                    $  120,587            $  103,574
                                                                         ===========           ===========

Supplemental Information:
  Cash used for interest during period                                   $   83,656            $   83,656
                                                                         ===========           ==========
  Cash used for income taxes during period                                       -             $   52,000
                                                                         ===========          ============
Non-cash investing and financing activities:
  Debt forgiven by affiliated entity                                     $  295,752            $       -
                                                                         ===========           ===========


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2006 or the full year ending December 31, 2006 due to seasonal fluctuations in our business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain financial statement items for the quarter ended March 31, 2005 have been reclassified to conform to the 2006 presentation.


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

     Stock based compensation - Prior to January 1, 2006 we followed the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. Effective January 1, 2006 we adopted the provisions Statement of Financial Accounting Standards No. 123R to record such compensation costs. However, the impact of this pronoucement to our first quarter's operations was deemed to be not material. Prior thereto, such matters were disclosed in the notes to our consolidated financial statements.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Over the past three years, our five largest customers historically represented a range of approximately 45% to 55% of consolidated gross revenues and 25% to 77% of consolidated accounts receivable, respectively. We have experienced a longstanding relationship with each of these entities and have always collected open receivable balances in a timely manner. However, the loss of any of these customers could have an adverse impact on our operations.

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

Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2006, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 7.38% at March 31, 2006) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of March 31, 2006, we were obligated under this arrangement in the amount of $3,850,000. Based on discussions with our bank, we expect, but cannot give assurance , that such line will be renewed on May 31, 2006.

     In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997 aggregating approximately $5 million. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements, maturing on July 31, 2006, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment. Based on discussions with our bank, we expect, but cannot give assurance , that such letters of credit will be renewed on maturity.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the three months ended March 31, 2006 such bonds carried interest ranging between 3.3% and 3.7% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at March 31, 2006 were approximately $408,300 and 7.13% per annum, respectively). The maturity on this obligation is April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a revolving credit facility with our president and CEO, Peter G. Dornau. In connection with his offering to loan a maximum of $1.5 million to the Company in order to bolster working capital, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. At March 31, 2006, $1,225,000 was the outstanding principal balance pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2% aggregating approximately $42,100 at such date. This obligation is subordinate to all borrowings from Regions Bank.

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

     As of March 31, 2006 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This resulted in an approximate $4,294,000 decrease in sales to them for the year ended December 31, 2005 compared to 2004. Our products have historically sold well at their retail stores and they have indicated to us that such was the case during 2005. Accordingly, it appears that they are approaching their inventory goals as they relate to our products and the increase in our consolidated gross sales for the three months ended March 31, 2006 compared to 2005's figures were favorably impacted by our current period's sales to West Marine.

     Corporate management has enhanced its analysis, supervision and overall involvement with our manufacturing facility. We have identified several areas that require improvement and through increased on-site management presence, major personnel changes, adoption of certain strategic enhancements to our manufacturing process, and a renewed commitment from our team in Alabama to strive for improved efficiency and cost savings, we believe that we will achieve a material reduction in manufacturing cost thereby improving product margins and operating results at Kinpak during 2006.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000.00 to be repaid in monthly installments of $3,356.79 plus prevailing interest at prime plus 1%. On March 9, 2006 we received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company has no further obligation associated with this debt. At that date the principal balance outstanding amounted to $295,752 and such amount is reflected on the accompany consolidated statement of shareholders' equity as additional paid-in capital.

First Quarter Trend:

     Resulting principally from the recurring seasonality of retail consumer purchases of the Company's products, promotions offered to our wholesale customer during the fourth quarter and the unpredictability of weather during the first quarter, the Company historically experiences operating losses during the quarters ending March 31. The following tabulation reflects our operating results for net sales and net income (loss) for our first quarters during the past five years:

    Quarter ended
       March 31,                Net sales                Net income (loss)
    ------------                ---------                -----------------
        2006                    $4,409,592                   $  192,840
        2005                     3,095,778                   (  571,216)
        2004                     3,437,586                   (  205,541)
        2003                     2,870,767                   (  682,058)
        2002                     3,917,975                       56,943

     The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Results of Operations:

     Net sales increased approximately $1,313,800 or 42.4% for the quarter ended March 31, 2006 compared to $3,477,511 for the same quarter of the preceding year. The consolidated net sales aggregated approximately $4,409,600 and $3,095,800, respectively. As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This policy adversely impacted our revenues for all of 2005. It appears that they have achieved their goals and increased their purchases from us significantly during the three months ended March 31, 2006 as compared to the comparable perios in 2005. Sales to West Marine represented a significant portion of our increased revenues for the quarter ended March 31, 2006 as compared to 2005. The improvement in revenues experienced in the current period was also impacted by a sales price increase passed along to substantially all customers effective January, 2006.

     Cost of goods sold amounted to approximately $3,060,500 or 69.4% of net sales compared to $3,095,800 or 88.5% of net sales for the quarters ended March 31, 2006 and 2005, respectively. These results were favorably effected by a sales price increase passed along to substantially all customers effective January, 2006, modifications initiated in certain manufacturing processes as well as the results of spreading the fixed element of our manufacturing overhead over the enhanced sales levels experienced during the current quarter.

     Selling and administrative expenses decreased approximately $182,900 or 18% when comparing the quarters ended March 31, 2006 and 2005. Certain expenses which are components of this grouping increased and others decreased. However, the significant changes were reduced personnel costs, principally at Kinpak, and lower consulting fees, outside services, other professional fees and outsourced data processing services.

     Advertising and promotion increased approximately $80,500 or approximately 75.6% comparing the three months ended March 31, 2006 and 2005. This was the result of contractual co-operative advertising programs related to the increased sales experienced during the current period. In addition, we strategically placed increased levels of media and print advertising promoting our Startron(R) enzyme fuel additive.

     Interest expense increased by approximately $38,600 comparing the quarter ended March 31, 2006 to the corresponding quarter in 2005. This principally resulted from increasing interest rates and the accrual of interest on the revolving line loaned to the Company by our president and CEO, Peter G. Dornau.

     Our net income for the quarter ended March 31, 2006 amounted to $192,840 compared to a loss of ($630,216) for the comparable period in 2005. There was no provision for income taxes in the current quarter as the Company had sufficient carryover amounts to offset any potential taxes that would otherwise be due on the earnings.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

     Interest rate risk

     As of March 31, 2006, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of March 31, 2006 the interest rate on our $5,550,000 outstanding balance of industrial revenue bonds was approximately 3.7% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at March 31, 2006 was 7.38%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2006.

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

Item 1A. -  Risk Factors

     Set forth any material changes from Risk Factors as previously reported in the Registrant's Form 10-K in response to Item 1A. in Part 1 of Form 10-K.

     There have been no material changes

Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 5. - Other Information:  Not applicable

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

   OCEAN BIO-CHEM, INC.

Date:          May 12, 2006               /s/ Peter G. Dornau
     ------------------------             -------------------------------------
                                          Peter G. Dornau
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                          /s/ Edward Anchel
                                          --------------------------------------
                                          Edward Anchel
                                          Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2006;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(i) and 15d - 15(f))for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



 Dated:    May 12, 2006                   /s/ Peter G. Dornau
                                          --------------------------------------
                                          Peter G. Dornau
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Edward Anchel certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2006;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(i) and 15d - 15(f))for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


 Date:  May 12, 2006                      /s/ Edward Anchel
                                          --------------------------------------
                                          Edward Anchel
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May  12, 2006


                                          /s/ Peter G. Dornau
                                          --------------------------------------
                                          Peter G. Dornau
                                          Chairman of the Board of
                                          Directors  and Chief Executive Officer




                                          /s/ Edward Anchel
                                          --------------------------------------
                                          Edward Anchel
                                          Chief Financial Officer