Form 10-Q
period 2006-06-30
OCEAN BIO CHEM INC
filed 2006-08-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                     Common stock, par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

                          Yes [ ]              No [x ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934), or a non-accelerated filer

Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non- Accelerated Filer [x ]

     Indicate the number of shares outstanding of each class of the Issuer's common stock, as of the latest practicable date:

           $.01 par value common stock, 10,000,000 shares authorized, 5,978,316 shares issued and outstanding at August 9, 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                               Page
                                                             ----
Part I - Financial Information:

  Item 1. -  Financial Statements:

      Consolidated balance sheets as of June 30, 2006
         and December 31, 2005                                 3
      Consolidated statements of operations for
         the three months ended June 30,
         2006 and 2005                                         4
      Consolidated statements of changes in
         shareholders' equity for the three months
         ended June 30, 2006 and 2005                          5
      Consolidated statements of cash flows
         for the three months ended June 30,
         2006 and 2005                                         6
      Notes to consolidated financial statements             7-13

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations      13-17

  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                       17

  Item 4 - Controls and Procedures                          17-18

Part II - Other Information:

  Item 1. - Legal Proceedings                                 18
  Item 2. - Unregistered Sales of Equity Securities
               and Use of Proceeds                            18
  Item 3. - Defaults upon Senior Securities                   18
  Item 4. - Submission of Matters to a Vote by Security
               Holders                                        18
  Item 5. - Other Matters                                     18
  Item 6. - Exhibits                                          19

Signatures                                                    19

Certifications

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     JUNE 30,                DECEMBER 31,
                                                                       2006                     2005
                                                                   ------------              -----------
                                                                     (UNAUDITED)
  Current assets:
  Cash                                                             $    147,634              $    204,543
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately  $177,600 and $131,000 at
    June 30,2006 and December 31, 2005, respectively                  2,046,073                 2,027,162
  Inventories                                                         7,103,684                 6,260,813
  Prepaid expenses and other current assets                             411,307                   510,074

                                                                   ------------              ------------
      Total current assets                                            9,708,698                 9,002,592
                                                                   ------------              ------------

  Property, plant and equipment, net                                  7,141,944                 7,310,640
                                                                   ------------              ------------
  Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                          330,439                   330,439
  Due from affiliated companies, net                                    244,683                    29,022
  Deposits and other assets                                             216,040                   230,329
                                                                   ------------              ------------
     Total other assets                                                 791,162                   589,790
                                                                   ------------              ------------
      Total assets                                                 $ 17,641,804              $ 16,903,022
                                                                   ============              ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable - trade                                         $  1,465,790              $  1,256,640
  Note payable - bank                                                 4,200,000                 4,000,000
  Current portion of long term debt                                     585,937                   580,852
  Accrued expenses payable                                              518,057                   512,977
                                                                   ------------              ------------
      Total Current Liabilities                                       6,769,784                 6,350,469
                                                                   ------------              ------------

  Long term debt, less current portion                                5,838,658                 6,261,856
                                                                   ------------              ------------
  Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares authorized;
     5,978,316 and 5,849,316 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively                   59,783                    58,493
  Additional paid-in capital                                          5,834,986                 4,908,615
  Foreign currency translation adjustment                          (    165,921)             (    179,653)
  Retained earnings (deficit)                                      (    687,291)             (    488,563)
                                                                   ------------              ------------
                                                                      5,041,557                 4,298,892
Less cost of common stock in treasury, 7,519 shares
     at June 30, 2006 and December 31, 2005                        (      8,195)             (      8,195)
                                                                   ------------              ------------
                                                                      5,033,362                 4,290,697
                                                                   ------------              ------------

   Total liabilities and shareholders' equity                      $ 17,641,804              $ 16,903,022
                                                                   ============              ============

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                      ENDED JUNE 30,
                                                  2006                2005            2006            2005
                                              ----------           ----------      ----------       ---------
Gross sales                                   $4,658,995           $5,148.807      $9,447,817      $8,626,318

Allowances                                       327,486              561,692         706,716         943,425
                                              ----------           ----------      ----------      ----------
Net sales                                      4,331,509            4,587,115       8,741,101       7,682,893

Cost of goods sold                             3,154,032            3,264,677       6,214,554       6,005,181
                                              ----------           ----------      ----------      ----------
Gross profit                                   1,177,477            1,322,438       2,526,547       1,677,712
                                              ----------           ----------      ----------      ----------


Costs and expenses:
  Advertising and promotion                      285,437              564,997         472,357         671,403
  Selling and administrative                     912,685              955,570       1,740,771       1,966,540
  Interest expense                               192,591              107,539         335,102         211,471
                                              ----------           ----------      ----------      ----------
    Total cost and expenses                    1,390,713            1,628,106       2,548,230       2,849,414
                                              ----------           ----------      ----------      ----------
Operating income (loss)                       (  213,236)          (  305,668)     (   21,683)     (1,171,702)

Other income                                         -                  8,941           1,287           9,760
                                              ----------           ----------      ----------      ----------

 (Loss) before income taxes                   (  213,236)          (  296,727)     (   20,396)     (1,161,942)


Income taxes (benefit)                               -                 19,500             -        (  274,500)
                                              ----------           ----------      ----------      ----------
Net (loss)                                    (  213,236)          (  316,227)     (   20,397)     (  887,442)


Other comprehensive income (loss), net of tax
   Foreign currency translation adjustment         8,233           (    2,362)         13,732           4,121
                                              ----------           ----------      ----------      ----------
Comprehensive income (loss)                   ($ 205,003)          ($ 318,589)     ($   6,664)     ($ 883,321)
                                              ==========           ==========      ==========      ==========

Loss per common share - basic                 ($     .03)          ($     .06)     ($     -  )      ($    .16)
                                              ==========           ==========      ==========      ==========

Loss per common share  - diluted              ($     .03)          ($     .06)     ($     -  )      ($    .16)
                                              ==========           ==========      ==========      ==========

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                      Foreign     Retained
                                   Common stock       Additional     currency     earnings     Treasury
                               Shares      Amount   paid-in capital adjustment    (deficit)      stock         Total
                             ---------    -------   --------------- ----------    ---------     -------     -----------
January 1, 2006,
   as previously
    reported                 5,849,316    $58,493     $4,908,615    ($179,653)    ($ 488,563)    ($8,195)    $4,290,697

Compensation cost
   associated with the
   modification of stock
   options                                                178,332                 (  178,332)

Compensation cost
   associated with
   stock warrants                                        310,898                                                310,898

January 1, 2006,             ---------    -------     ----------    -----------   -----------    --------    -----------
  as restated                5,849,316     58,493      5,397,845    (  179,653)   (  666,895)    ( 8,195)      4,601,595

Net loss                                                                          (   20,396)                (    20,396)

Debt forgiveness -
   affiliate                                             295,752                                                295,752

Common stock and
  warrant issuances            129,000      1,290        118,132                                                119,422

Stock based compensation                                  23,257                                                 23,257

Foreign currency
  translation  adjustment                                               13,732                                   13,732

June 30,                     ---------    -------     ----------    -----------   -----------    --------    -----------
  2006                       5,978,316    $59,783     $5,834,986    ($ 165,921)   ($ 687,291)    ($8,195)     $5,033,362
                             =========    =======     ==========    ===========   ===========    ========    ===========
January 1,
   2005                      5,417,813    $54,178     $4,722,746    ($ 204,864)   $1,324,630    ($8,195)    $ 5,888,495

Net (loss)                                                                        (  887,442)               (   887,442)

Common stock
   issuance                    272,003      2,720         94,545                                                 97,265

Foreign currency
  translation
  adjustment                                                             4,121                                    4,121

June 30,                     ---------    -------     ----------    -----------   ----------    --------    ------------
  2005                       5,689,816    $56,898     $4,817,291    ($ 200,743)   $  437,188    ($8,195)    $ 5,102,439
                             =========    =======     ==========    ===========   ==========    ========    ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                        2006                    2005
                                                                   ------------              ------------
Cash flow provided (used) by operating activities:

  Net (loss)                                                       ($    20,396)             ($   887,442)

Adjustments to reconcile net (loss)
  to net cash provided (used) by operations:
  Depreciation and amortization                                         388,174                   368,589
  Stock based compensation expense                                       23,257                       -
  Amortization of imputed interest                                       31,090                       -

  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                       (     18,911)                1,362,465
  (Increase) in inventories                                        (    842,872)             (  1,901,199)
  Decrease (increase) in prepaid expenses and other current assets       98,768              (    222,004)
  Increase (decrease) in accounts payable, accrued
   expenses and other                                                   228,519              (    121,954)
                                                                   ------------              -------------
  Net cash used by operating activities                            (    112,371)             (  1,401,545)
                                                                   ------------              -------------
Cash provided (used) by financing activities:
  Net increase (decrease) under line of credit                          200,000                   400,000
  (Increases) in advances to affiliates, net                       (    215,661)                      -
  Reductions  in advances to affiliates, net                            295,752                   212,259
  Increases in long term borrowings                                     125,000                   500,000
  Payments on long term debt, net                                  (    263,305)             (    232,996)
  Common stock transactions                                             119,422                    97,265
                                                                   ------------              ------------
  Net cash provided by financing activities                             261,208                   976,528
                                                                   ------------              ------------
Cash provided (used) by investing activities:
  Purchase property, plant, equipment, net                         (    219,478)             (    541,294)
                                                                   ------------              ------------
 Net cash provided (used) by investing activities                  (    219,478)             (    541,294)
                                                                   ------------              ------------
Increase (decrease) in cash prior to effect of
   foreign currency translation on cash                            (     70,641)             (    966,311)

 Effect of foreign currency translation on cash                          13,732                     4,121
                                                                   ------------              ------------
Increase (decrease) in cash                                        (     56,909)             (    962,190)
Cash at beginning of period                                             204,543                   988,106
                                                                   ------------              ------------
Cash at end of period                                              $    147,634              $     25,916
                                                                   ============              ============
Supplemental Information:
  Cash used for interest during period                             $    304,012              $    211,473
                                                                   ============              ============
  Cash used for income taxes during period                         $       -                 $   110,734
                                                                   ============              ============
Non-cash investing and financing activities:
Debt forgiven by affiliated entity                                 $    295,752              $       -
                                                                   ============              ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company'). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2006 or the full year ending December 31, 2006 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     During August 2006, we will be filing an amendment to our Form 10-K for the period ended December 31, 2005. We are in the process of finalizing such filing. The substantive changes to be reflected in such amendment will be (1) the recognition of compensation cost associated with stock options of which certain terms were modified and (2) the reclassification between debt and Additional Paid-Capital of certain of the proceeds from the Revolving Subordinated
Obligation to our president and CEO, Peter G. Dornau. The effect of the foregoing on our consolidated balance sheet and consolidated statement of operations as of December 31, 2005 and for the year then ended is as follows:

Consolidated Balance Sheet:
                                                        Long-                   Shareholders'
                                                       term debt                   equity
                                                      ----------                -------------
As originally reported                                $ 6,261,856               $  4,290,697

Reclassification of imputed interest associated
  with warrants issued pursuant to Subordinated
  Revolving Note Payable                              (   310,898)                   310,898

Recognition of compensation cost associated
  with stock options granted to Messrs. Dornau
  and Tieger of which certain terms were modified            -                           -
                                                      -----------               ------------
As restated                                           $ 5,950,958               $  4,601,595
                                                      ===========               ============

Consolidated Statement of Operations:

Net loss, as originally reported                                    ($1,813,193)

Recognition of compensation cost associated with
  stock options granted to Messrs. Dornau and Tieger
  which certain terms were modified                                     178,332
                                                                    ------------
Net loss, as restated                                               ($1,991,525)
                                                                    ============

     Certain financial statement items for the six months and quarter ended June 30, 2005 have been reclassified to conform to the 2006 presentation.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense.

     Cost of goods sold/Selling, general and administrative expenses

     Cost of Goods Sold include all of the direct and indirect costs of manufacturing our products. Included therein specifically are warehousing costs of both raw and finished materials, in-bound freight, out-bound freight (in those instances that we absorb such costs), purchasing, receiving, and inspection costs. Other costs of the distribution network are reflected in Selling, General and Administrative expenses. Also included therein are managerial and clerical wages and related expenses, office and administrative occupancy costs, taxes, professional fees, insurance coverages and other related expenses.

     Inventories

     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at June 30, 2006 and December 31, 2005 were as follows:

                                                 2006                 2005
                                              ----------           ----------
                  Raw materials               $3,760,633           $3,235,086
                  Finished goods               3,343,051            3,025,727
                                              ----------           ----------
                                              $7,103,684           $6,260,813
                                              ==========           ==========


     Stock Based Compensation

     At June 30, 2006, The Company had options outstanding under four stock-based compensation plans, which are described below. On January 1, 2006, The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), "Shared Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, The Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, The Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006.

     The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past. Pursuant to the requirements of SFAS No. 123R, The Company will continue to present the pro forma information for periods prior to the adoption date.

     Stock Compensation Plans

     Under various plans, The Company may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant, except for options granted to Mr. Dornau, our President and CEO, which are generally g ranted at a premium of 10% above the market price of the underlying common stock, and no option is exercisable after the expiration of five or ten years from the date of grant, depending on the Plan under which it was awarded. The stock options outstanding under our qualified or incentive plans were generally granted for terms of five years and vest on a straight line basis over such period. The stock options outstanding under our 2002 non qualified plan were generally granted for terms of ten years and vested immediately. No employee compensation expense was recognized in the financial statements upon either the grant or exercise of these stock options.

     As of June 30, 2006, the number of options outstanding and the number of shares available for grant under each Stock Option Plan and non-plan options is presented below:

         Plan                               Options outstanding        Options available for grant
         ------------------------           -------------------        ---------------------------
         1992 Plan                          143,000 shares             None - terminated 2002

         1994 Plan                          159,500 shares             None - terminated 2004

         2002 Qualified Plan                265,000 shares             135,000 shares

         2002 Non-qualified Plan            155,000 shares             45,000 shares

         Non-plan options                   231,000 shares             N/A

     Information with respect to our stock option activity is as follows:

                                                                Weighted average
                                             Shares              exercise price
                                            -------              --------------
Outstanding at December 31, 2005            964,500                 $1.12

Granted                                      40,000                 $1.08

Exercised                                       -

Forfeited                                    51,000                 $1.25
                                            -------                 -----
Outstanding at June 30, 2006                953,500                 $1.11
                                            =======                 =====

     For the six month period ended June 30, 2006, The Company recognized $23,257 in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of June 30, 2006, The Company had $117,714 of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.67 years.

     The following information applies to options outstanding and exercisable as of June 30, 2006:

                                     Options outstanding                Options exercisable
                                    -----------------------             -------------------
                                          Weighted     Weighted                   Weighted
                                           average      average                   average
                                         remaining      exercise                  exercise
                              Shares        life          price        Shares      price
                             ---------    -------     -----------   ----------    ----------
Non-Plan options               231,000       2.75          $ .758      231,000       $  .758
1992 Plan                      143,000        .50           1.009      123,200         1.009
1994 Plan                      159,500       3.33           1.050       31,900         1.050
2002 Plan - qualified          125,000       1.33           1.260       81,000         1.260
2002 Plan - qualified          140,000       2.75           1.520       56,000         1.620
2002 Plan - non-qualified       35,000       3.33           1.260       35,000         1.260
2002 Plan - non-qualified       40,000       8.00           1.030       40,000         1.030
2002 Plan - non-qualified       40,000       8.90           1.460       40,000         1.460
2002 Plan - non-qualified       40,000       9.80           1.080       40,000         1.050
                             ---------                -----------   ----------    ----------
                               953,500                     $1.110      678,100        $1.045
                             =========                ===========   ==========    ==========

     The Company utilizes a Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of The Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of The Company's stock options awards and the selected dividend yield assumption was determined in view of The Company's historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price or its option exercise patterns will differ significantly from historical volatility or option exercises.

     For the three month and six month periods ended June 30, 2006 and 2005, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

                                              For the three months ended           For the six months ended
                                             ----------------------------       ----------------------------
                                           June 30, 2006     June 30, 2005     June 30, 2006     June 30, 2005
                                          ---------------    -------------     -------------     -------------
Expected dividend yield                      00.0%              00.0%           00.0%              00.0%
Expected price volatility                    33.5%              33.5%           33.5%              33.5%
Risk-free interest rate                       4.5%               4.0%            4.5%               4.0%
Expected life of options in years            5-10               5-10            5-10               5-10



     The following table illustrates the effect on net loss and basic and diluted loss per share if we had applied the fair value recognition provisions of SFAS No.123 to options granted under our stock option plans for the three month and six month period ended June 30, 2005:



                                                  For the thre    For the six
                                                  months ended    months ended
                                                     June 30,       June 30,
                                                       2005           2005
                                                    ---------      ---------

Net loss, as reported                               ($316,227)     ($887,442)
Add: Stock-based employee compensation
     expense included in net loss                          -              -
Deduct: Total stock-based employee compensation
     expense determined under fair value
     based method, net of income taxes                  9,651         19,302
                                                    ---------      ---------

Pro forma net loss                                  ($325,878)     ($906,744)
                                                    =========      =========



Loss per share:
   Basic and diluted - as reported                   ($0.06)        ($0.16)
   Basic and diluted - pro forma                     ($0.06)        ($0.16)


     On March 25, 1999, the Company granted two officers a five-year option for 115,000 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009. The intrinsic value of these options at the date of term modification aggregated $178,332. Such amount was not recorded as a charge against operations in our originally issued financial statements as contained in our Form 10-K as of December 31, 2005 and the year then ended. Accordingly, our Consolidated Statement of Operations will be restated for 2005 to reflect such costs along with the corresponding increase to Additional paid-in capital on our Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity. It is contemplated that such amended filing will be made during August 2006.

     2. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at June 30, 2006 and December 31, 2005:

                                            Estimated
                                              useful
                                           Life- Years      2006         2005

   Land                                          N/A     $  278,325  $   278,325
   Building                                       30      4,390,894    4,390,894
   Manufacturing and warehouse equipment        6-10      4,682,551    4,384,268
   Manufacturing and warehouse equipment       11-20      1,659,870    1,659,870
   Office equipment and furniture                3-5        661,591      652,940
   Construction in process                       N/A        190,783      278,239
   Leasehold improvement                       10-15        145,505      145,505
                                                         ----------  -----------
                                                         12,009,519   11,790,041

   Less accumulated depreciation                          4,867,575    4,479,401
                                                         ----------   ----------
   Total property, plant and equipment, net              $7,141,944   $7,310,640
                                                         ==========   ==========

     3. LONG-TERM DEBT

     Long-term debt at June 30, 2006 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At June 30, 2006, $1,953,100 and $3,020,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the six months ended June 30, 2006 interest rates ranged between 3.3% and 3.7%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     During 2005 and 2004, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $73,000 at June 30, 2006, have varying maturities through 2009 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2006 were approximately $383,300 and 7.6% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At June 30, 2006 and December 31, 2005, the gross obligation aggregating $1,275,000 and $1,150,000, respectively was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the six months ended June 30, 2006, amortization of $31,090 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

     The composition of these obligations at June 30, 2006 and December 31, 2005 were as follows:

                                                 Current portion            Long-term portion
                                               2006          2005          2006           2005
                                             --------      --------      ----------      ----------
  Industrial Development Bonds               $460,000      $460,000      $4,513,108      $4,745,000
  Notes payable                                99,996        99,996         283,342         331,448
  Capitalized equipment leases                 25,941        20,856          47,016          35,408
  Subordinated note payable-P. Dornau            -               -        1,275,000       1,150,000
                                             --------      --------      ----------      ----------
                                              585,937       580,852       6,118,466       6,261,856
  Less imputed interest - Subordinated
    note payable-P. Dornau                      -             -          (  279,808)     (  310,898)
                                             --------      --------      ----------      -----------
                                             $585,937      $580,852      $5,838,658      $5,950,958
                                             ========      ========      ==========      ==========


     Required principal payment obligations attributable to the foregoing are tabulated below:

     Year ending December 31,
            2006           $   580,852
            2007               579,279
            2008               571,757
            2009               564,360
            2010             1,643,352
            Thereafter       2,903,108
                            ----------
            Total           $6,842,708
                            ==========

     4. RELATED PARTY TRANSACTIONS

     At June 30, 2006 and December 31, 2005, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $ 244,683 and $29,022, respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $404,109, $540,727, $110,109, and $147,732 during the six months ended June 30, 2006 and 2005, and the three months ended June 30, 2006 and 2005, respectively.

     During March 2006, an affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, such amount was credited to Additional paid-in capital and increased the net amount due from affiliates.

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $50,200, $46,700, $25,100, and $25,100 during the six months ended June 30, 2006 and 2005, and the three months ended June 30, 2006 and 2005, respectively.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $321,800 and $336,900 at June 30, 2006 and December 31, 2005, respectively is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

           Year ending December 31,
               2006      $104,507
               2007       106,597
               2008       108,729
               2009         -
               2010         -
              Thereafter    -
                         --------
             Total       $319,833
                         ========

     5. EARNINGS (LOSS) PER SHARE

                                                   Six months                  Three months
                                                 ended June 30,               ended June 30,
                                               2006          2005           2006           2005
                                             ---------     ---------     ---------       ---------
Weighted-average common
  shares outstanding                         5,913,816     5,578,815     5,978,316       5,689,816

Dilutive effect of stock plans,
  other options & conversion rights            956,710       169,609       523,476          19,417

Diluted weighted-average shares              ---------     ---------     ---------       ---------
  outstanding                                6,870,526     5,748,424     6,501,792       5,709,233
                                             =========     =========     =========       =========


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

     Stock based compensation - Prior to January 1, 2006 we followed the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. Effective January 1, 2006 we adopted the provisions Statement of Financial Accounting Standards No. 123R to record such compensation costs. However, the impact of this pronouncement to our first quarter's operations was deemed to be not material. Prior thereto, such matters were disclosed in the notes to our consolidated financial statements.

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

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2007, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 7.9% at June 30, 2006) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of June 30, 2006, we were obligated under this arrangement in the amount of $4,200,000.

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

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements, maturing on July 31, 2007, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the six months ended June 30, 2006 such bonds carried interest ranging between 3.3% and 3.7% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2006 were approximately $408,300 and 7.13% per annum, respectively). The maturity on this obligation is April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At June 30, 2006 and December 31, 2005, the gross obligation aggregating $1,275,000 and $1,150,000, respectively was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the six months ended June 30, 2006, amortization of $31,090 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

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

     As of June 30, 2006 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This resulted in an approximate $4,294,000 decrease in sales to them for the year ended December 31, 2005 compared to 2004. Our products have historically sold well at their retail stores and they have indicated to us that such was the case during 2005. Accordingly, it appears that they are approaching their inventory goals as they relate to our products and the increase in our consolidated gross sales for the six months ended June 30, 2006 compared to 2005's figures were favorably impacted by our current period's sales to West Marine; an increase of approximately $1.4 million for the six months ended June 30, 2006 over the comparable period in 2005.

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

     Results of Operations:

     For The Three Months Ended June 30, 2006 compared to the Three Months ended June 30, 2005

     Net sales decreased approximately $255,600 or 5.6 % for the quarter ended June 30, 2006 compared to the same quarter of the preceding year. The consolidated net sales aggregated approximately $4,331,500 and $4,587,100, respectively.

     Cost of goods sold amounted to approximately $3,154,000 or 72.8 % of net sales compared to $3,264,700 or 71.2 % of net sales for the quarters ended June 30, 2006 and 2005, respectively. These results were favorably effected by a sales price increase passed along to substantially all customers effective January, 2006, modifications initiated in certain manufacturing processes however, unfavorably impacted as the result of spreading our fixed element of manufacturing overhead over the reduced sales levels experienced during the current quarter.

     Selling and administrative expenses decreased approximately $42,900 or 4.5% when comparing the quarters ended June 30, 2006 and 2005. Certain expenses which are components of this grouping increased and others decreased. However, the significant changes were reduced personnel costs, principally at Kinpak, and lower consulting fees, outside services, other professional fees and outsourced data processing services.

     Advertising and promotion decreased approximately $279,600 or approximately
49.5 % comparing the three months ended June 30, 2006 and 2005. This was the result of contractual co-operative advertising programs related to the decreased sales experienced during the current period. In addition, we placed decreased levels of media and print advertising during the current three month period.

     Interest expense increased by approximately $85,100 comparing the quarter ended June 30, 2006 to the corresponding quarter in 2005. This principally resulted from increasing interest rates, the accrual of interest on the revolving line loaned to the Company by our president and CEO, Peter G. Dornau, and the amortization of imputed interest associated with the foregoing obligation.

     Our net loss for the quarter ended June 30, 2006 amounted to $213,200 compared to a loss of $305,700 for the comparable period in 2005. There was no provision or benefit for income taxes in the current quarter.

     For the Six Months Ended June 30, 2006 Compared To The Six Months Ended June 30, 2005

     Net sales increased 13.8% to approximately $8,741,100 for the six months ended June 30, 2006 compared to approximately $7,682,900for the six months ended June 30, 2005. Management attributes such increase significantly to our largest customer resuming their purchasing after apparently reaching their inventory goals pursuant to their publicly announced inventory reduction of 2005.

     Cost of goods sold decreased to 71.1% of net sales for the six months ended June 30, 2006 compared to 78.2% of net sales for the six months ended June 30, 2005. This change resulted was attributed sales price increases passed along to our customers, certain initiatives adopted in our manufacturing processes, and the result of spreading our fixed element of manufacturing overhead over the higher sales levels experienced during the six month period.

     Advertising and promotion expenses decreased approximately $197,000 or 29.7% for the 2006 period when compared to comparable expenses in the same time period in the previous year. This resulted primarily from planned decreases in media and co-op advertising programs for the current year.

     Selling and administrative  expenses decreased by approximately $225,800 or
11.5 % for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Certain expenses which are components of this grouping increased and others decreased. However, the significant changes were reduced personnel costs, principally at Kinpak, and lower consulting fees, outside services, other professional fees and outsourced data processing services.

     Interest expense for the 2006 period increased approximately $123,600 when compared to the same six month period of 2005. This principally resulted from increasing interest rates, the accrual of interest on the revolving line loaned to the Company by our president and CEO, Peter G. Dornau, and the amortization of imputed interest associated with the foregoing obligation.

     Our net loss was approximately $20,400 for the six months ended June 30, 2006 compared to a net loss of approximately $1,162,900 for the six months ended June 30, 2005.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

     Interest rate risk

     As of June 30, 2006, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of June 30, 2006 the interest rate on our approximate $4,973,100 outstanding balance of industrial revenue bonds was approximately 3.7% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at June 30, 2006 was 7.9%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2006.

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

Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Chief Operating Officer and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Since the evaluation date by management of our internal controls over financial reporting, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, our CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and
(2) do provide reasonable assurance of achieving their objectives.

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

     There have been no material changes

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds:

     During April 2006 we issued 129,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.08 each.

     Item 3. - Defaults Upon Senior Securities: Not applicable

     Item 4 - Submission of Matters to Vote of Security Holders:

     On June 15, 2006, at our annual meeting of shareholders, seven directors; Peter G. Dornau, Edward Anchel, Jeffrey J. Tieger, Laz L. Schneider, James M. Kolisch, John B. Turner, and Sonia B. Beard were elected, shareholders ratified issuances of restricted common stock to certain employees, shareholders ratified the $1.5 million Subordinated Note financing offered to the Company by Mr. Peter
G. Dornau and certain of his affiliated entities, and approved Levi, Cahlin & Company, Certified Public Accountants, as independent auditors for the year ending December 31, 2006.

The tabulation of voting for the foregoing was as follows:

                                               For       Against/abstain
     Election of directors                   5,449,474       80,870

     Ratification of issuances
       of restricted common
       stock                                 5,441,645       88,699

     Ratification of Subordinated
              Revolving Line of Credit -
              Peter G. Dornau & affiliates   5,447,811       82,533

     Levi, Cahlin and
           Company, CPA's                    5,467,080       63,264


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

   OCEAN BIO-CHEM, INC.

Date: August 14, 2006                        /s/ Peter G. Dornau
                                             ----------------------------------
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

                                             ----------------------------------
                                             /s/ Edward Anchel
                                             Edward Anchel
                                             Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2006;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

 Dated: August 14, 2006                   /s/ Peter G. Dornau
                                          -------------------------------------
                                          Peter G. Dornau
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Edward Anchel certify that:


    1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2006;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

 Dated:    August 14, 2006                   /s/ Edward Anchel
                                             ----------------------------------
                                             Edward Anchel
                                             Chief Financial Officer

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

Dated:  August 14, 2006


                                           /s/   Peter G. Dornau
                                           ------------------------------------
                                           Peter G. Dornau
                                           Chairman of the Board of
                                           Directors and ChiefExecutive Officer




                                           /s/ Edward Anchel
                                           ------------------------------------
                                           Edward Anchel
                                           Chief Financial Officer