Form 10-K/A
period 2005-12-31
OCEAN BIO CHEM INC
filed 2006-08-31
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934      For the transition period from           to

                         Commission file number 0-11102

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

       Florida                                                    59-1564329
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                                4041 SW 47 Avenue
                         Fort Lauderdale, FL 33314-4023
              (Address of principal executive offices)  (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates information from portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders which was held on June 15, 2006, and was filed within 120 days of December 31, 2005

Forward-looking Statements:

     Certain statements contained in this Annual Report on Form 10-K/A, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could' including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts; and other factors.

Explanatory note - Restatements/Amendment:

     As disclosed in our Form 8-K filed with the United States Securities and Exchange Commission on August 14, 2006, in this Form 10-K/A we are restating our financial statements as of December 31, 2005 and 2004 and the years then ended. The substantive changes to be reflected in this amendment are (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows. These matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

     We have also included restated amounts in Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". Along with the foregoing, we have updated our
Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 presented as Exhibits 31.1 and 31.2 to conform with the current language requirements.

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

Financial Information Relating to Approximate Domestic and Canadian Gross Sales:

                                    Year ended December 31,
                          2005                2004                   2003
United States:            ----                ----                   ----
        Northeast     $ 3,585,000          $ 4,455,000          $  4,054,000
        Southeast       5,468,000            6,832,000             6,218,000
        Central         5,655,000            7,015,000             6,384,000
        West Coast      4,148,000            5,197,000             4,730,000
                      -----------          -----------          ------------
                       15,856,000           23,499,000            21,386,000

Canada (US Dollars)       850,000              862,000               792,000
                      -----------          -----------           -----------
                      $19,706,000          $24,361,000           $22,178,000
                      ===========          ===========           ===========

     Personnel: We employ approximately 21 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical and accounting functions. In addition, we employ manufacturing and fabrication personnel in both Florida and Alabama.

     The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries as of December 31, 2005:

                                                                       Full-time
Location                      Description                              Employees
Fort Lauderdale, Florida      Administrative                              21
Fort Lauderdale, Florida      Manufacturing and distribution               7
Montgomery, Alabama           Manufacturing and distribution              80
                                                                         ---
                                                                         108
                                                                         ===

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote of shareholders during the fourth quarter of 2005. Shareholders voted at the Annual Meeting held during June, 2006 to elect members of the Board of Directors, ratify the engagement of the Company's Independent Certified Public Accountants, and other matter presented at such meeting. The results of such voting was disclosed in our Form 10-Q for the quarter ended June 30, 2006.

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

Equity compensation plans
  approved by security holders:
       Plan stock options granted (1)          733,500                           $1.23                             466,500
       Non plan stock options granted (2)      231,000                             .76                                  -

Equity compensation plans
   not approved by security holders:
      Stock options and restricted
      stock awards                                 -                               -                                   -
 Total equity compensation plans
  approved and not approved by                 -------                           -----                             -------
  security holders                             964,500                           $1.12                             466,500
                                               =======                           =====                             =======

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

     (3)During the quarter ended December 31, 2005, we finalized a revolving credit facility with our president and CEO, Peter G. Dornau. In connection with his offering to loan a maximum of $1.5 million to the Company in order to bolster working capital, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. Potential shares to be issued pursuant to this arrangement are not reflected in the foregoing tabulation.

     (4) During April 2005 we issued 122,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.53 each. Shares were awarded as follows:

    Officers:
    Peter G. Dornau, President and CEO                   30,000 shares
    Edward Anchel, Vice President and CFO                30,000 shares
    Jeffrey J. Tieger, Vice President and Secretary      15,000 shares
    William Dudman, Vice President                       15,000 shares
    Gregor M. Dornau, Vice President                     15,000 shares
                                                        -------
                                                        105,000 shares
    Other employees, as a group (7 individuals)          17,000 shares
                                                        -------
    Total restricted shares awarded                     122,000 shares
                                                        =======

Item 6.  Selected Financial Data

     As more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements, we are filing this amended Form 10-K/A including these substantive changes: (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows.

     The following tables set forth selected financial data as of, and for the years ended December 31,

                                           2005              2004              2003             2002              2001
                                                          (Restated)        (Restated)
Operations
Gross sales                             $19,706,469       $24,361,056      $22,178,352       $22,712,991      $19,876,095

Net sales                               $17,651,905       $21,657,083      $19,997,702       $20,585,898      $18,013,393

Net income (loss)                       ($1,813,193)      $    17,222      $   345,071       $   134,518      $   106,384

Earnings (loss) per
  common share                          ($     .32)       $       -        $       .07       $       .03      $       .03

Balance Sheet
Working capital                         $ 2,713,123       $ 3,464,574      $ 2,869,172       $ 2,212,872      $ 1,385,016

Total assets                            $16,903,022       $19,398,344      $18,303,184       $18,650,237      $15,030,206

Long-term
 obligations                            $ 5,950,958       $ 5,840,250      $ 5,883,302       $ 6,745,232      $ 3,843,515

Total liabilities                       $12,240,427       $13,448,849      $12,899,189       $13,727,315      $10,268,884

Shareholders'
 equity                                 $ 4,662,595       $ 5,949,495      $ 5,403,995       $ 4,922,922      $ 4,761,322

Cash dividends declared
  per share of common stock             $       -         $        -       $        -        $        -       $       -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated financial statements contained herein as Item 15.

     As more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements, we are filing this amended Form 10-K/A including these substantive changes: (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows.

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

     Selling and administrative expenses, as restated, increased by approximately $168,600 or 5% for the year ended December 31, 2005 compared to the year ended December 31, 2004. Such change was primarily due to increased personnel costs and other normal recurring increases in operating expenses offset by the recognition compensation cost associated with the modification of certain stock options during 2004 with no comparable item in 2005.

     Interest   expense  for  the  year  ended   December  31,  2005   increased
approximately $191,600 when compared to 2004. This resulted from increasing interest rates and higher levels of borrowing under our working capital line of credit and other financing obligations.

     Our loss before  income  taxes was  approximately  $2,347,700  for the year
ended  December  31,  2005  compared  to  a  pre-tax  profit,   as  restated  of
approximately $122,000 for the year ended December 31, 2004.

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

     As a result of the foregoing, our net loss amounted to approximately $1,813,200 for the year ended December 31, 2005 compared to a net income, as restated of approximately $17,200 for the year ended December 31, 2004.

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

     Selling and administrative expenses, as restated, increased by approximately $277,300 or 8% in the year ended December 31, 2004 compared to the year ended December 31, 2003. Such change was primarily due to increased personnel costs, compensation cost associated with the modification of certain stock options, and other normal recurring increases in operating expenses.

     Interest expense for the year ended December 31, 2004 increased approximately $17,000 when compared to the same twelve-month period of 2003. This change was primarily due to the impact of higher interest rates and increased borrowings.

Contractual obligations:

     The following table reflects our contractual obligations for the years ended December 31,:

                                           Total            2006             2007-09             2010         Thereafter
                                        ----------        --------         -----------       -----------      ----------
  Long-term debt obligations            $6,786,448        $559,996         $ 1,679,992        $1,643,352      $2,903,108
  Capital leases                            56,264          20,856              35,408               -                -
  Operating leases                         319,833         104,507             215,326               -                -
  Purchase obligations                         -               -                   -                 -                -
  Other                                        -               -                   -                 -                -
                                        ----------        --------         -----------       -----------      ----------
Total                                   $7,162,545        $685,359         $ 1,930,726        $1,643,352      $2,903,108
                                        ==========        ========         ===========        ==========      ==========

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

     As more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements, we are filing this amended Form 10-K/A including these substantive changes: (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures:

     Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Since the evaluation date by the Company's management of its internal controls over financial reporting, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, the Company's CEO and CFO have concluded that our disclosure controls and procedures
(1)are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.


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

    NAME                   OFFICE                                            AGE

Peter G. Dornau        President, Chief Executive Officer, and                66
                         Director since 1973

Edward Anchel          Vice President-Finance, Chief Financial                59
                         Officer since 1999 and Director since 1998

Jeffrey J. Tieger      Vice President-Advertising and Marketing,
                                Secretary and Director since 1977             62

William W. Dudman      Vice President-Operations since 2004                   41

Gregor M. Dornau       Vice President-Sales since 2005                        37

James M. Kolisch       Director since 1998                                    54

Laz L. Schneider       Director since 1998                                    66

John B. Turner         Director since 2000                                    58

Sonia B. Beard         Director since 2002                                    35

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

Title of          Name and Address of                       Amount and Nature of      Percent
Class             Beneficial Owner                          Beneficial Ownership      of Class

Common            Peter G. Dornau, President, CEO,
                  Chairman Board of Directors
                  Fort Lauderdale, FL 33317                        3,982,868 (1)         54.0%

Common            Edward Anchel, Vice President-Finance,
                  CFO, Director
                  Boynton Beach, FL 33437                            272,951 (2)          3.7%

Common            Jeffrey J. Tieger, Vice President-Advertising,
                  Secretary, Director
                  Plantation, FL 33314                               379,280 (3)         5.14%

Common            William W. Dudman, Vice President-Operations
                  Plantation, FL 33317                                37,300 (4)          .51%

Common            Gregor M. Dornau, Vice President-Sales
                  Fort Lauderdale, FL 33315                          238,380 (5)         3.23%

Common            James M. Kolisch, Director
                  Coral Gables, FL 33114                              46,167 (6)          .63%

Common            Laz L. Schneider, Director
                  Fort Lauderdale, FL 33305                           30,000 (7)          .41%

Common            John B. Turner, Director
                  Miami, FL 33186                                     59,463 (8)          .81%

Common            Sonia B. Beard, Director
                  Merritt Island, FL 32952                            20,000 (9)          .27%
                                                                   --------------     --------
Common            All directors and officers as a group
                  9 individuals                                    5,066,409 (10)       68.71%
                                                                   ==============     ========

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

     (10) Includes 1,524,600 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2005.
                                       17

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

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

     As more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements, we are filing this amended Form 10-K/A including these substantive changes: (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows.

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

                                OCEAN BIO-CHEM, INC.
                                Registrant

                                By:/s/ Peter G. Dornau
                                PETER G. DORNAU
                                Chairman of the Board of Directors
                                and Chief Executive Officer

                                August  31, 2006


                                By:/s/ Edward Anchel
                                EDWARD ANCHEL
                                Chief Financial Officer

                                August  31, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                          Date
-------------------             -----------------------------   ----------------
/s/ Peter G. Dornau             President, Chief Executive      August  31, 2006
Peter G. Dornau                 Officer and Director

/s/ Edward Anchel               Vice President Finance, Chief   August  31, 2006
Edward Anchel                   Financial Officer, Director

/s/ Jeffrey J. Tieger           Vice President, Secretary       August  31, 2006
Jeffrey J. Tieger               and Director

/s/ James M. Kolisch            Director                        August  31, 2006
James M. Kolisch

/s/ Laz L. Schneider            Director                        August  31, 2006
Laz Schneider

/s/ John B. Turner              Director                        August  31, 2006
John B. Turner

/s/ Sonia B. Beard              Director                        August  31, 2006
Sonia B. Beard

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

Dated: August  31, 2006


                                /s/ Peter G. Dornau
                                Peter G. Dornau
                                Chairman of the Board of
                                Directors  and Chief
                                Executive Officer




                                /s/ Edward Anchel
                                Edward Anchel
                                Chief Financial
                                Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-K/A of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2005;


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


Dated: August  31, 2006         /s/ Peter G. Dornau
                                Peter G. Dornau
                                Chairman of the Board and
                                Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Edward Anchel certify that:


1. I have reviewed this Form 10-K/A of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2005;


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


Dated: August  31, 2006         /s/ Edward Anchel
                                Edward Anchel
                                Chief Financial Officer

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003




                                                                        Page

         Reports of independent registered public accounting firms    F-2-F-3

         Consolidated balance sheets                                    F-4

         Consolidated statements of operations                          F-5

         Consolidated statement of shareholders' equity                 F-6

         Consolidated statements of cash flows                          F-7

         Notes to consolidated financial statements                   F-8-F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.
Ft. Lauderdale, Florida

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


LEVI, CAHLIN & CO.
North Miami Beach, Florida
March 22, 2006, except as to note 12, as to which the date is August 25, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
Ocean Bio-Chem, Inc. and its Subsidiaries
Fort Lauderdale, Florida


     We have audited the consolidated statements of operations, shareholders' equity, and cash flows for Ocean Bio-Chem, Inc. (the "Company") and its subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ocean Bio-Chem, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 25, 2004

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                                         2005               2004
                                                                     -----------         -----------
                                                                      (Restated)          (Restated)
 Current Assets
 Cash                                                                $   204,543         $   988,106
 Trade accounts receivable net of allowance for
   doubtful accounts of approximately $131,000
   and $201,000, respectively                                          2,027,162           4,652,144
 Inventories                                                           6,260,813           5,218,431
 Refundable income taxes                                                 274,500                 -
 Prepaid expenses and other current assets                               235,574             214,492
                                                                     -----------         -----------
   Total current assets                                                9,002,592          11,073,173
                                                                     -----------         -----------
 Property, plant and equipment, net                                    7,310,640           7,337,600
                                                                     -----------         -----------
 Other assets:
 Funds held in escrow for equipment                                        -                   1,853
 Trademarks, trade names, and patents                                    330,439             330,439
 Due from affiliated companies                                            29,022             408,476
 Deposits and other assets                                               230,329             246,803
                                                                     -----------         -----------
   Total other assets                                                    589,790             987,571
                                                                     -----------         -----------
   Total assets                                                      $16,903,022         $19,398,344
                                                                     ===========         ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable trade                                              $ 1,256,640         $ 2,251,287
 Note payable bank                                                     4,000,000           4,500,000
 Current portion of long-term debt                                       580,852             483,112
 Accrued expenses payable                                                451,977             374,200
                                                                     -----------         ------------
   Total current liabilities                                           6,289,469           7,608,599
                                                                     -----------         ------------
 Deferred income taxes payable                                              -                260,000
                                                                     -----------         ------------
 Long-term debt less current portion                                   5,950,958           5,580,250
                                                                     -----------         ------------
 Commitments and contingencies                                              -                  -

 Shareholders' equity:
 Common stock - $.01 par value, 10,000,000 shares
   authorized, 5,849,316 and 5,417,813 shares
   issued and outstanding at December 31,
   2005 and 2004, respectively                                            58,493              54,178
 Additional paid-in capital                                            5,397,845           4,901,078
 Foreign currency translation adjustment                             (   179,653)        (   204,864)
 Retained earnings (deficit)                                         (   605,895)          1,207,298
                                                                     ------------        ------------
                                                                       4,670,790           5,957,690
 Less treasury stock 7,519 shares, at cost                           (     8,195)        (     8,195)
                                                                     ------------        ------------
   Total shareholders' equity                                          4,662,595           5,949,495
                                                                     ------------        ------------
   Total liabilities and shareholders' equity                        $16,903,022         $19,398,344
                                                                     ============        ============

      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                        2005             2004                2003
                                                    -----------      -----------         -----------
                                                                      (Restated)
 Gross Sales                                        $19,706,469      $24,361,056         $22,178,352

 Less discounts, returns and allowances               2,054,564        2,703,973           2,180,650
                                                    ------------     -----------         -----------
 Net sales                                           17,651,905       21,657,083          19,997,702

 Cost of goods sold                                  14,640,883       16,675,780          15,131,775
                                                    ------------     -----------         -----------
 Gross profit                                         3,011,022        4,981,303           4,865,927
                                                    ------------     -----------         -----------
 Operating expenses:
    Advertising and promotion                         1,110,258          942,991             742,167
    Selling and administrative                        3,775,848        3,607,205           3,329,904
    Interest                                            499,433          307,840             290,856
                                                    ------------     -----------         -----------
    Total operating expenses                          5,385,539        4,858,036           4,362,927
                                                    ------------     -----------         -----------
 Operating profit (loss)                            ( 2,374,517)         123,267             503,000

 Interest and other income                               26,824              955              19,871
                                                    ------------     -----------         -----------
 Income (loss) before provision (benefit)
    for income taxes                                ( 2,347,693)         124,222             522,871

 Provision (benefit) for income taxes               (   534,500)         107,000             177,800
                                                    ------------     -----------         -----------
 Net income (loss)                                  ( 1,813,193)          17,222             345,071

 Other comprehensive income:
    Foreign currency translation,
    net of taxes                                         25,211           32,459              66,252
                                                    ------------     -----------         -----------
 Comprehensive income (loss)                        ($1,787,982)     $    49,681         $   411,323
                                                    ============     ===========         ===========
 Earnings (loss)  per share:
    Basic                                           ($      .32)     $      -            $       .07
                                                    ============     ===========         ===========
    Diluted                                         ($      .32)     $      -            $       .07
                                                    ============     ===========         ===========








      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                       Foreign           Retained
                                   Common stock         Additional     currency          earnings        Treasury
                               Shares      Amount    paid-in capital  adjustment         (deficit)        stock           Total
                              ---------    -------   ---------------  ----------        ----------       --------       ----------
                                                        (Restated)                      (Restated)                      (Restated)

January 1,                    4,805,843    $48,058      $4,341,629    ($ 303,575)       $  845,005       ($ 8,195)      $4,922,922
 2003

Net income                                                                                 345,071                         345,071

Issuances of
  common stock                  155,000      1,550          68,200                                                          69,750

Foreign currency
   translation
   adjustment                                                             66,252                                            66,252
                              ---------    -------      ----------    -----------       -----------      ---------      ----------
December 31,
 2003                         4,960,843     49,608       4,409,829    (  237,323)        1,190,076       (  8,195)       5,403,995

Net income                                                                                  17,222                          17,222

Issuances of
  common stock                  456,970      4,570         312,917                                                         317,487

Compensation
   cost associated
   stock option
   modifications
                                                           178,332                                                         178,332

Foreign currency
   translation
   adjustment                                                             32,459                                            32,459
                              ---------    -------      ----------    -----------       -----------      ---------      ----------
December 31,
 2004                         5,417,813     54,178       4,901,078    (  204,864)        1,207,298       (  8,195)       5,949,495

Net (loss)                                                                              (1,813,193)                     (1,813,193)

Issuances of
  common stock                  431,503      4,315         185,869                                                         190,184

Compensation cost
  associated with
  warrants issued
  pursuant to
  Subordinated
  Revolving Note                                           310,898                                                         310,898

Foreign currency
   translation
   adjustment                                                             25,211                                            25,211
                              ---------    -------      ----------    -----------       -----------      ---------      ----------
December 31,
 2005                         5,849,316    $58,493      $5,397,845    ($ 179,653)       ($ 605,895)      ($ 8,195)      $4,662,595
                              =========    =======      ==========    ===========       ===========      =========      ==========

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                        2005             2004                2003
                                                    -----------      -----------         -----------
                                                                      (Restated)
 Cash flows from operating activities:
 Net income (loss)                                  ($1,813,193)     $    17,222        $    345,071
 Adjustments to reconcile net income (loss)
   to net cash provided (used) by operations:
   Depreciation and amortization                        762,943          735,103             674,955
   Issuance of common stock to employees                 97,265           87,813              69,750
   Compensation cost associated with stock
     option modifications                                   -            178,332                 -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable       2,624,982      (   319,121)        ( 1,142,666)
     (Increase) decrease in inventory               ( 1,042,381)          97,310         (   774,591)
     (Increase) in recoverable income taxes         (   274,500)             -                   -
     (Increase) decrease in prepaid expenses        (    21,083)     (    21,120)            268,740
     (Decrease) increase in accounts payable
        and accrued taxes and other                 ( 1,160,393)       1,148,030         (   540,922)
                                                    ------------     ------------        ------------
 Net cash provided (used) by operating activities   (   826,360)       1,923,569         ( 1,099,663)
                                                    ------------     ------------        ------------
 Cash flows from financing activities:
   Net borrowings (reductions) under line of credit (   500,000)     (    50,000)            300,000
   (Increase)decrease in amounts due from affiliates    379,454      (   235,551)            439,350
   Increases in (reductions to) long-term debt, net (   370,655)     (   513,293)        (   587,203)
   Increase in notes payable - Peter Dornau and
     affiliates                                       1,150,000              -                   -
   Issuance of common stock from exercised
     stock options                                       92,919          229,674                 -
                                                    ------------     ------------        ------------
 Net cash provided (used) by financing activities       751,718      (   569,170)            152,147
                                                    ------------     ------------        ------------

 Cash flows used by investing activities:
   Purchases of property, plant and equipment       (   735,983)     (   566,117)        ( 1,204,538)
   Utilization of (additions to) trust funds for
     equipment purchased, net                             1,851          124,442           1,034,899
                                                    ------------     ------------        ------------
 Net cash used by investing activities              (   734,132)     (   441,675)        (   169,639)
                                                    ------------     ------------        ------------
 Increase (decrease) in cash prior to effect of
   exchange rate on cash                            (   808,774)         912,724         ( 1,117,155)
   Effect of exchange rate on cash                       25,211           32,459              66,252
                                                    ------------     ------------        ------------
 Net increase (decrease) in cash                    (   783,563)         945,183         ( 1,050,903)
 Cash at beginning of year                              988,106           42,923           1,093,826
                                                    ------------     ------------        ------------
 Cash at end of year                                $   204,543      $   988,106         $    42,923
                                                    ============     ============        ============

 Supplemental information
  Cash paid for interest during year                $   499,433      $   307,840         $   290,856
                                                    ============     ============        ============
  Cash paid for income taxes during year            $      -         $   149,000         $    60,000
                                                    ============     ============        ============
  Non-cash transactions - compensation cost
    associated with stock options and warrants      $   310,898      $   178,332         $       -
                                                    ============     ============        ============

 The Company had no cash equivalents at December 31, 2005, 2004, and 2003.

 The accompanying notes are an integral part of these financial statements.
                                       F-7

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

     Revenue recognition - Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectbility of the related receivable is probable.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. The composition of inventories at December 31, 2005 and 2004 are as follows:

                                             2005         2004
                  Raw materials          $3,235,086    $3,111,394
                  Finished goods          3,025,727     2,107,038
                                         ----------    ----------
                                         $6,260,813    $5,218,432
                                         ==========    ==========

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

     Included in property, plant and equipment are the following assets at the Company's Alabama subsidiary and which are substantially held under capitalized leases securing certain City of Montgomery, AL Industrial Development Bonds:

                                                         December 31,
                                                     2005            2004
                                                -----------     -----------
  Land                                          $   278,325     $   278,325
  Building                                        4,390,894       4,390,894
  Manufacturing and warehouse equipment           5,747,411       4,867,141
  Construction in process                           274,843         261,693
                                                -----------     -----------
                                                 10,691,473       9,798,053
  Less accumulated depreciation                   3,557,788       2,773,757
                                                -----------     -----------
    Total                                       $ 7,133,685      $7,024,296
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

     The composition of these obligations at December 31, 2005 and 2004 were as follows:

                                                     Current Portion                   Long Term Portion
                                                    2005          2004                2005              2004
                                                   --------      --------          ----------        ----------
                                                                                   (Restated)
  Industrial Development Bonds                     $460,000      $460,000          $4,745,000        $5,205,000
  Notes payable                                      99,996         7,180             331,448           354,152
  Capitalized equipment leases                       20,856        15,932              35,408            21,098
  Subordinated note payable-P. Dornau                    -             -            1,150,000               -
                                                   --------      --------          ----------        ----------
                                                    580,852       483,112           6,261,856         5,580,250
                                                         -             -              310,898               -
                                                   --------      --------          ----------        ----------
                                                   $580,852      $483,112          $5,950,958        $5,580,250
                                                   ========      ========          ==========        ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

     Year ending December 31,
        2006                  $  580,852
        2007                     579,279
        2008                     571,757
        2009                     564,360
        2010                   1,643,352
        Thereafter             2,903,108
                              ----------
        Total                 $6,842,708
                              ==========
Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:

                                                          Year ended December 31,
                                                       2005          2004         2003
                                                   -----------   ----------     --------
      Income tax provision (benefit):                            (Restated)

         Federal - current                         ($ 274,500)   $  46,600      $140,000
                 - deferred                        (  260,000)      54,400        37,800
         State                                            -          6,000          -
                                                   -----------   ---------      --------
         Total                                     ($ 534,500)   $ 107,000      $177,800
                                                   ===========   =========      ========

     The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows: Year ended December 31,

                                                                        2005              2004             2003
                                                                      ----------        ----------       --------
           Computed at statutory rate                                  (34.0%)            34.0%            34.0%
           State tax, net of federal benefit                               -               5.5                -
           Not being able to utilize entire tax benefit
               as a carry-back                                          11.2%                -                -
           Other, principally deferred income
                    taxes attributable to depreciation                     -              16.0                -
                                                                      ----------        ----------       --------
           Effective tax rate                                          (22.8%)            55.5 %           34.0%
                                                                      ==========        ==========       ========

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

                                                            2005         2004
                                                        ----------    ----------
               Deferred tax asset                       $  264,100    $     -
               Less valuation allowance                 (  264,100)         -
               Deferred Tax Liability                          -      ( 260,000)
                                                        -----------   ----------
                 Total                                  ($     -  )   ($260,000)
                                                        ===========   ==========

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

     Subseqent to the balance sheet date, on March 10, 2006, an affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, the Company will reflect this transaction.

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

                                                                                         Weighted
                  Date         Options   Exercisable     Exercise     Expiration          Average
  Plan            granted    outstanding   options         price         date         remaining life
  ----            --------   ----------- -----------    ----------    ----------      --------------
  1992            12/20/01      154,000    123,200          $1.009      12/19/06            1.00
  1994            10/26/04      174,500     34,900          $1.050      10/25/09            3.83
  2002            10/22/02      135,000     81,000          $1.260      10/21/07            1.75
  2002            03/02/04      155,000     31,000          $1.620      03/01/09            3.25
  2002            10/22/02       35,000     35,000          $1.260      10/21/07            1.75
  2002            06/20/03       40,000     40,000          $1.030      06/19/08            2.50
  2002            05/25/04       40,000     40,000          $1.460      05/04/09            3.50
                              ---------    -------                                          ----
                                733,000    385,100                                          2.54
                              =========    =======                                          ====

     On March 25, 1999, the Company granted two officers a five-year option for 115,500 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009.

     Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following table is presented pursuant to such requirement.

                                                           2005          2004              2003
                                                        ----------    ----------        ----------
                                                                      (Restated)
  Net (loss) income           As reported               ($1,813,193)   $  17,222        $  345,071
                              Pro forma                 ($1,858,710)  ($  18,604)       $  301,887

  Earnings (loss) per share   As reported               ($      .32)   $     -          $      .07
                              Pro forma                 ($      .32)   $     -          $      .06

     A summary of the Company's stock options as of December 31, 2005, 2004 and 2003, and changes during the years ending on these dates, is presented below:

                                      2005                       2004                            2003
                                  -------------             ---------------                 -----------------
                                           Weighted                    Weighted                          Weighted
                              Optioned      average      Optioned       average          Optioned         average
                               Shares    exercise price   shares     exercise price       shares       exercise price
  Options outstanding
   at beginning of year       1,183,000      $1.12       1,106,210         $ .95         1,082,210          $1.03
  Granted                           -                      412,500                          40,000
  Expired                     (  59,000)                (   19,240)                     (   16,000)
  Exercised                   ( 159,500)                (  316,470)                            -
                              ----------     -----      -----------        -----        -----------         -----
  Options outstanding at
    end of year                 964,500      $1.12       1,183,000         $1.12         1,106,210          $ .95
                              ==========     =====       =========         =====        ===========         =====

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

                                 2005         2004         2003
                              ---------    ---------    ---------
 Basic                        5,700,774    5,356,316    4,888,133
 Diluted                      5,844,750    5,500,113    5,338,015


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

Note 12 - Restatements:

Year ended December 31, 2005:

     During the fourth quarter of 2005, we finalized a financing arrangement with our President and Chief Executive Officer, Peter G. Dornau. The terms of such financing are disclosed above in Note 4 - Long-term debt and Note 8 - Stock options. In our original Form 10-K filing we treated all of the proceeds we received from draws against this revolving loan as debt. At that time we did not compute the fair value of the warrants issued to Mr. Dornau and reclassify such amount as additional paid-in capital along with a related "compensation cost" or imputed interest to be amortized over the five year life of the obligation. Utilizing a Black-Scholes pricing model, the allocation that should have been made during December 2005 aggregates $310,898. This reclassification, incorporated herein, did not impact our previously reported cash flows or operating results for the year ended December 31, 2005. However, had the reclassification been made on a timely basis, long-term obligations would have been reduced and shareholders' equity would have been increased by the $310,898 at December 31, 2005.

ear ended December 31, 2004:

     During March 1999, the Company granted two officers five-year stock options covering115,500 shares each, in consideration of a loan made to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During March 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were also extended for an additional five years expiring March 25, 2009. As the options were granted at fair market value on the original date of grant, there was no "compensation cost" to be recognized. However, at the date of modification, the market value of our stock exceeded the options' exercise price. Accordingly, there was an "intrinsic value" aggregating $178,332 that should have been recorded as a charge against operations during the year ended December 31, 2004. This adjustment, incorporated herein, did not impact our previously reported cash flows ended December 31, 2004.

     The effect of the foregoing on our consolidated balance sheet and the consolidated statement of operations as of December 31, 2005 and 2004 and the years then ended is as follows:

     Consolidated Balance Sheet at December 31, 2005 and 2004:

                                                             Long- term debt             Shareholders' equity
                                                            2005         2004             2005              2004
                                                        ----------    ----------        ----------       ----------
      As originally reported                            $6,261,856    $5,580,250        $4,290,697       $5,888,495

      Reclassification of imputed interest associated
        with warrants issued pursuant to Subordinated
        Revolving Note Payable                          (  310,898)          -             310,898              -

      Recognition of compensation cost associated with
        stock options granted to Messrs. Dornau and
        Tieger as to which certain terms were modified        -              -              61,000           61,000
                                                        ----------    ----------        ----------       ----------
      As restated                                       $5,950,958    $5,580,250        $4,662,595       $5,949,495
                                                        ==========    ==========        ==========       ==========

      Consolidated Statement of Operations for year ended December 31, 2005 and 2004:

                                                                  2005                             2004
                                                          --------------------              ---------------------
      Income (loss) before provision for income taxes,
             as originally reported                                   ($2,347,693)                       $  302,554

      Recognition of compensation cost associated with
        stock options granted to Messrs. Dornau and Tieger
        as to which  certain terms were modified                              -                             178,332
                                                                      ------------                       ----------
      Income (loss) before provision for income taxes,
             as restated                                              ( 2,347,693)                          124,222

      Provision (benefit)for Income Taxes, as
        originally  reported                            ($534,500)                      $  168,000

        Reduction in provision for Income Taxes
          attributable to the foregoing                       -       (   534,500)      (   61,000)         107,000
                                                        ----------    ------------      -----------      ----------
      Net income (loss), as restated                                  ($1,813,193)                       $   17,222
                                                                      ============                       ==========
       Earnings (loss)per share:
                                                           Basic        Diluted            Basic          Diluted
       As originally reported                             ($.32)        ($.32)              $.03          $.02

       Adjustment for "compensation cost"                     -             -               (.03)        ( .02)
                                                          ------        ------              -----        ------
       As restated                                        ($.32)        ($.31)              $ -           $  -
                                                          ======        ======              =====        =======
