Form 10-Q
period 2006-09-30
OCEAN BIO CHEM INC
filed 2006-11-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           $.01 par value common stock, 10,000,000 shares authorized, 5,978,316 shares issued and outstanding at November 8, 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                           Page
                                                                        -------
Part I - Financial Information:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of September 30, 2006
        and December 31, 2005                                              3
      Consolidated statements of operations for
        the nine months ended September 30,
        2006 and 2005                                                      4
      Consolidated statements of changes in
        shareholders' equity for the nine months
        ended September 30, 2006 and 2005                                  5

      Consolidated statements of cash flows
        For the nine months ended September 30,
        2006 and 2005                                                      6
       Notes to consolidated financial statements                        7-13

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                  13-17

  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                   17

  Item 4 - Controls and Procedures                                      17-18

Part II - Other Information:

  Item 1. -   Legal Proceedings                                           18
  Item 1A.-   Risk Factors                                                18
  Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds 18
  Item 3. -   Defaults upon Senior Securities                             18
  Item 4. -   Submission of Matters to a Vote of Security Holders         18
  Item 5. -   Other information                                           18
  Item 6. -   Exhibits                                                    18

Signatures                                                                18

Certifications

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                       2006                     2005
                                                                    -------------           -----------
                                                                     (UNAUDITED)             (RESTATED)
  Current assets:
  Cash                                                               $    91,101            $   204,543
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately  $192,700 and $131,000 at
    September 30, 2006 and December 31, 2005, respectively             5,568,412              2,027,162
  Inventories                                                          5,867,555              6,260,813
  Prepaid expenses and other current assets                              211,372                510,074
                                                                     -----------            -----------
      Total current assets                                            11,738,440              9,002,592
                                                                     -----------            -----------

 Property, plant and equipment, net                                    6,979,734              7,310,640
                                                                     -----------            -----------
 Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                           330,439                330,439
  Due from affiliated companies, net                                         869                 29,022
  Deposits and other assets                                              204,028                230,329
                                                                     -----------            -----------
     Total other assets                                                  535,336                589,790
                                                                     -----------            -----------

      Total assets                                                   $19,253,510            $16,903,022
                                                                     ===========            ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable - trade                                           $   974,332            $ 1,256,640
  Note payable - bank                                                  5,525,000              4,000,000
  Current portion of Long-Term debt                                      585,575                580,852
  Accrued expenses payable                                               491,979                451,977
                                                                     -----------            -----------
       Total Current Liabilities                                       7,576,886              6,289,469
                                                                     -----------            -----------

  Due to affiliated companies, net                                        42,700                    -
                                                                     -----------            -----------

  Long term debt, less current portion                                 5,832,628              5,950,958
                                                                     -----------            -----------

  Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares authorized;
     5,978,316  and 5,849,316 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively               59,783                 58,493
  Additional paid-in capital                                           5,870,197              5,397,845
  Foreign currency translation adjustment                            (   164,879)           (   179,653)
  Retained earnings (deficit)                                             44,390            (   605,895)
                                                                     ------------           ------------
                                                                       5,809,491              4,670,790
Less cost of common stock in treasury, 7,519 shares
   at September 30, 2006 and December 31, 2005                       (     8,195)           (     8,195)
                                                                     ------------           ------------
                                                                       5,801,296              4,662,595
                                                                     ------------           ------------

Total liabilities and shareholders' equity                           $19,253,510            $16,903,022
                                                                     ============           ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                           2006         2005             2006           2005
                                        ----------   ----------      -----------    -----------
Gross sales                             $8,491,859   $6,574,073      $17,939,676    $15,200,391

Allowances                                 766,770      621,242        1,473,486      1,564,667
                                        ----------   ----------      -----------    -----------
Net sales                                7,725,089    5,952,831       16,466,190   13,635,724


Cost of goods sold                       5,543,693    4,940,843       11,758,247     10,946,024
                                        ----------   ----------      -----------    -----------
Gross profit                             2,181,396    1,011,988        4,707,943      2,689,700
                                        ----------   ----------      -----------    ------------

Costs and expenses:
  Advertising and promotion                428,254      353,620          900,611      1,025,022
  Selling and administrative               889,005      950,143        2,629,776      2,916,683
  Interest expense                         204,772      132,989          539,874        344,462
                                        ----------   ----------      -----------    -----------
    Total cost and expenses              1,522,031    1,436,752        4,070,261      4,286,167
                                        ----------   ----------      -----------    -----------
  Operating income (loss)                  759,365   (  424,764)         637,682    ( 1,596,467)


Other income                                11,316        6,510           12,603         16,270
                                        ----------   ----------      -----------    ------------
Income (Loss) before income taxes          670,681   (  418,254)         650,285    ( 1,580,197)

Income taxes (benefit)                         -            -                -      (   274,500)
                                        ----------   -----------     -----------    ------------
Net Income (loss)                          670,681   (  418,254)         650,285    ( 1,305,697)

Other comprehensive income (loss),
  net of tax:

   Foreign currency translation
     adjustment                              1,042       18,177           14,774         22,298
                                        ----------   -----------     -----------    ------------
Comprehensive income (loss)             $  771,723   ($ 400,077)     $   665,059    ($1,283,399)
                                        ==========   ===========     ===========    ============

Earnings (loss) per common share - basic    $  .11     ($   .07)         $   .11       ($   .23)
                                            ======     =========         =======       =========
Earnings (loss) per common share - diluted  $  .11     ($   .07)         $   .10       ($   .23)
                                            ======     =========         =======       =========

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                   Additional     Foreign       Retained
                               Common stock         paid-in       currency      earnings     Treasury
                             Shares     Amount      capital      adjustment     (deficit)     stock          Total
                           ---------   --------    ----------    ----------     ---------    --------      ----------
January 1, 2006,
   as previously
    reported               5,849,316   $ 58,493    $4,908,615    ($179,653)     ($ 488,563)   ($8,195)      $4,290,697

Compensation cost
   associated with the
   modification of stock
   options, net                                       178,332                   (  117,332)                     61,000

Compensation cost
   associated with
   stock warrants                                     310,898                                                  310,898
                           ---------   --------    ----------    ----------     -----------   --------     -----------
January 1, 2006,
  as restated              5,849,316     58,493     5,397,845    ( 179,653)     (  605,895)   ( 8,195)       4,662,595

Net income                                                                         650,285                     650,285

Debt forgiveness -
   affiliate                                          295,752                                                  295,752

Common stock
  issuance                   129,000      1,290       118,132                                                  119,422

Stock based compensation                               58,468                                                   58,468

Foreign currency
  translation  adjustment                                           14,774                                      14,774
                           ---------   --------    ----------    ----------     -----------  ---------     -----------
September 30,
2006                       5,978,316   $ 59,783    $5,870,197    ($164,879)     $   44,390    ($8,195)      $5,801,296
                           =========   ========    ==========    ==========     ===========  =========     ===========

January 1,
   2005                    5,417,813   $ 54,178    $4,722,746    ($204,864)     $1,324,630   ($8,195)      $ 5,888,495

Net (loss)                                                                      (1,305,697)                ( 1,305,697)

Common stock
   issuances                 431,503      4,315       185,869                                                  190,184

Foreign currency
  translation
  adjustment                                                        22,298                                      22,298
                           ---------   --------    ----------    ----------     ----------   --------      -----------
September 30,
  2005                     5,849,316   $ 58,493    $4,908,615    ($182,566)     $   18,933   ($8,195)      $ 4,795,280
                           =========   ========    ==========    ==========     ==========   ========      ===========

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                         2006                  2005
                                                                     -----------            -----------
Cash flow provided (used) by operating activities:
Net income (loss)                                                    $   650,285            ($1,305,698)

Adjustments to reconcile net income  (loss)
  to net cash provided (used) by operations:
  Depreciation and amortization                                          582,971                555,095
  Stock based compensation expense                                        58,468                    -
  Amortization of imputed interest                                        46,636                    -

  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                         ( 3,541,251)               413,409
  (Increase) decrease in inventories                                     393,257            ( 1,686,183)
  Decrease (increase) in prepaid expenses and other current assets       298,704            (    29,555)
  Increase (decrease) in accounts payable, accrued
   expenses and other                                                (   216,005)                 2,257
                                                                     ------------           ------------
  Net cash used by operating activities                              ( 1,726,935)           ( 2,050,675)
                                                                     ------------           ------------

Cash flows from financing activities:
  Net increases under line of credit                                   1,525,000              1,275,000
  Reduction in due from affiliates, net                                  323,905                    -
  Increases in due to affiliates, net                                     42,700                225,632
  Additions to long term debt, net                                       250,000                800,000
  Payments on long term debt, net                                    (   410,243)           (   380,133)
  Common stock transactions                                              119,422                190,184
                                                                     ------------           ------------
  Net cash provided by financing activities                            1,850,784              2,110,683
                                                                     ------------           ------------

Cash flow used by investing activities:
  Purchases of property, plant, equipment, net
    of funds held in escrow                                          (   252,065)           (   636,683)
                                                                     ------------           ------------
 Net cash used by investing activities                               (   252,065)           (   636,683)
                                                                     ------------           ------------
Increase (decrease) in cash prior to effect of
   foreign currency translation adjustment                           (   128,216)           (   576,675)

Effect of foreign currency translation adjustment on cash                 14,774                 22,298
                                                                     ------------           ------------
Net (decrease) in cash                                               (   113,442)           (   554,377)

Cash at beginning of period                                              204,543                988,106
                                                                     ------------           ------------
Cash at end of period                                                $    91,101            $   433,729
                                                                     ============           ============
Supplemental Information:

  Cash used for payment of interest during period                    $   539,874            $   344,462
                                                                     ============           ============

  Cash used for payment of income taxes during period                $      -               $   110,734
                                                                     ============           ============
Non-cash investing and financing activities:
  Debt forgiven by affiliated entity                                 $   295,752            $      -
                                                                     ============           ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF ACCOUNTING POLICIES

     Interim Reporting


     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the future fiscal quarter in 2006 or the full year ending
December 31, 2006 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KA for the year ended December 31, 2005.

     During August 2006, we filed an amendment to our Form 10-K for the period ended December 31, 2005. The substantive changes reflected in such amendment were (1) the recognition of compensation cost associated with stock options of which certain terms were modified and (2) the reclassification between debt and Additional Paid-Capital of certain of the proceeds from the Revolving Subordinated Obligation to our president and CEO, Peter G. Dornau.

     Certain financial statement items for the nine months and quarter ended September 30, 2005 have been reclassified to conform to the 2006 presentation.

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

Inventories

     Inventories are comprised of finished goods and raw materials and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at September 30, 2006 and December 31, 2005 were as follows:

                                 2006          2005
                              ----------     ----------
      Raw materials           $3,415,180     $3,235,086
      Finished goods           2,452,375      3,025,727
                              ----------     ----------
                              $5,867,555     $6,260,813
                              ==========     ==========
                                        7

Stock Based Compensation

     At September 30, 2006, The Company had options outstanding under four stock-based compensation plans, which are described below. On January 1, 2006, The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), "Shared Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, The Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, The Company presents pro- forma information for the periods prior to the adoption of SFAS No 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006.

     The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past. Pursuant to the requirements of SFAS No. 123R, The Company will continue to present the pro-forma information for periods prior to the adoption date.

Stock Compensation Plans

     Under various plans, The Company may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant, except for options granted to Mr. Dornau, our President and CEO, which are generally granted at a premium of 10% above the market price of the underlying common stock, and no option is exercisable after the expiration of five or ten years from the date of grant, depending on the Plan under which it was awarded. The stock options outstanding under our qualified or incentive plans were generally granted for terms of five years and vest on a straight line basis over such period. The stock options outstanding under our 2002 non qualified plan were generally granted for terms of ten years and vested immediately. No employee compensation expense was recognized in our financial statements upon either the grant or exercise of these stock options prior to January 1, 2006.

     As of September 30, 2006, the number of options outstanding and the number of shares available for grant under each Stock Option Plan and non-plan options is presented below:

    Plan                      Options outstanding    Options available for grant

    1992 Plan                 143,000 shares         None - terminated 2002

    1994 Plan                 159,500 shares         None - terminated 2004

    2002 Qualified Plan       265,000 shares         135,000 shares

    2002 Non-qualified Plan   155,000 shares          45,000 shares

    Non-plan options          231,000 shares          N/A


     Information with respect to our stock option activity is as follows:

                                                      Weighted average
                                        Shares        exercise price

Outstanding at December 31, 2005        964,500           $1.12

Granted                                  40,000           $1.08

Exercised                                   -

Forfeited                                51,000           $1.25
                                        -------           -----
Outstanding at September 30, 2006       953,500           $1.13
                                        =======           =====

     For the nine month period ended September 30, 2006, The Company recognized $ 58,468 in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2006, The Company had approximately $105,800 of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

     The following information applies to options outstanding and exercisable as of September 30, 2006:

                                                   Options outstanding                        Options exercisable

                                                         Weighted        Weighted                           Weighted
                                                         average          average                            average
                                                         remaining       exercise                           exercise
                                          Shares           life           price              Shares           price
                                          -------          ----           ------             -------          ------
Non-Plan options                          231,000          2.50           $ .758             231,000          $ .758

1992 Plan                                 143,000           .25            1.009             123,200           1.009

1994 Plan                                 159,500          3.08            1.050              31,900           1.050

2002 Plan - qualified                     125,000          1.08            1.260              81,000           1.260

2002 Plan - qualified                     140,000          2.50            1.520              56,000           1.620

2002 Plan - non-qualified                  35,000          3.08            1.260              35,000           1.260

2002 Plan - non-qualified                  40,000          7.75            1.030              40,000           1.030

2002 Plan - non-qualified                  40,000          8.65            1.460              40,000           1.460

2002 Plan - non-qualified                  40,000          9.55            1.080              40,000           1.050
                                          -------                        -------             -------          ------
                                          953,500                         $1.110             678,100          $1.045
                                          =======                         ======             =======          ======


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

     No stock options have been granted during the three months ended September 30, 2006. The fair value of each option grant during the three month and nine month periods ended September 30, 2006 and 2005, was estimated on the date of grant using the following weighted-average assumptions:

                                     For the three months ended                For the nine months ended
                                 -------------------------------------    ------------------------------------------------
                              September 30, 2006     September 30,2005    September 30, 2006      September 30, 2005
                             -------------------     -----------------    -------------------     ------------------
Expected dividend yield          00.0%                     00.0%            00.0%                   00.0%
Expected price volatility        33.5%                     33.5%            33.5%                   33.5%
Risk-free interest rate           4.5%                      4.0%             4.5%                    4.0%
Expected life of options in
   years                          5-10                      5-10             5-10                    5-10



     The following table illustrates the effect on net loss and basic and diluted loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for the three month and nine month period ended September 30, 2005:


                                                                                   For the three      For the nine
                                                                                    months ended      months ended
                                                                                    September 30,     September 30,
                                                                                         2005             2005
                                                                                   --------------   -------------

Net loss, as reported                                                                ($418,254)      ($1,305,697)
Add: Stock-based employee compensation expense included in net loss                       -                 -
Deduct: Total stock-based employee compensation expense determined under fair
   value based method, net of income taxes                                              7,700            21,500
                                                                                     ----------     ------------

Pro forma net loss                                                                   $(425,954)      ($1,327,197)
                                                                                     ==========     =============




Loss per share:
   Basic and diluted  as reported                                                    $  (0.08)      $    (0.23)
   Basic and diluted  pro forma                                                      $  (0.08)      $    (0.23)


     On March 25, 1999, the Company granted two officers a five-year option for 115,000 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009. The intrinsic value of these options at the date of term modification aggregated $178,332. Such amount was not originally recorded as a charge against operations in our issued financial statements as contained in our Form 10-K as of December 31, 2005 and 2004 and the years then ended. Accordingly, our Consolidated Statement of Operations was restated for 2004 to reflect such costs along with the corresponding increase to Additional paid-in capital on our Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity. The amended filing was made during August 2006.


2.  PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at September 30, 2006 and December 31, 2005:

                                        Estimated
                                         Useful
                                      Life- Years       2006           2005
                                      -----------    ----------    ----------
  Land                                      N/A      $  278,325    $  278,325
  Building                                   30       4,390,894     4,390,894
  Manufacturing and warehouse equipment    6-10       4,669,009     4,384,268
  Manufacturing and warehouse equipment   11-20       1,659,870     1,659,870
  Office equipment and furniture            3-5         678,537       652,940
  Construction in process                   N/A         219,966       278,239
  Leasehold improvement                   10-15         145,505       145,505
                                                     ----------    ----------
                                                     12,042,106    11,790,041

   Less accumulated depreciation                      5,062,372     4,479,401
                                                     ----------    ----------
   Total property, plant and equipment, net          $6,979,734    $7,310,640
                                                     ==========    ==========

3.  LONG-TERM DEBT

     Long-term debt at September 30, 2006 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At September 30, 2006, approximately $1,868,100 and $2,990.000 were outstanding attributable to the 1997 and 2002 series, respectively. During the nine months ended September 30, 2006 interest rates ranged between 3.3% and 3.9%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on our Alabama, Kinpak, facility as well as the manufacturing equipment utilized therein..

     The Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $ 66,000 at September 30, 2006, have varying maturities through 2009 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at September 30, 2006 were approximately $358,300 and 7.83% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our President and CEO, Peter G. Dornau. At September 30, 2006 and December 31, 2005, the gross obligation aggregating $1,400,000 and $1,150,000, respectively was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the nine months ended September 30, 2006, amortization of approximately $46,600 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

     The composition of these obligations at September 30, 2006 and December 31, 2005 were as follows:

                                                           Current Portion          Long Term Portion
                                                       2006          2005          2006           2005
                                                     --------      --------     ----------     ----------
         Industrial Development Bonds                $460,000      $460,000     $4,398,108     $4,745,000
         Notes payable                                 99,996        99,996        258,343        331,448
         Capitalized equipment leases                  25,579        20,856         40,439         35,408
         Subordinated note payable-P. Dornau              -             -        1,400,000      1,150,000
                                                     --------      --------     ----------     ----------
                                                      585,575       580,852      6,096,890      6,261,856
         Less imputed interest - Subordinated
           note payable-P. Dornau                         -             -       (  264,262)    (  310,898)
                                                     --------      --------     -----------    -----------
                                                     $585,575      $580,852     $5,832,628     $5,950,958
                                                     ========      ========     ==========     ===========

     Required principal payment obligations attributable to the foregoing as of December 31, 2005 are tabulated below:

    Year ending December 31,
                 2006           $  580,852
                 2007              579,279
                 2008              571,757
                 2009              564,360
                 2010            1,643,352
           Thereafter            2,903,108
                                ----------
        Total                   $6,842,708
                                ==========

4.    RELATED PARTY TRANSACTIONS

     At September 30, 2006 and December 31, 2005, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregated a net receivable of approximately $900 and $29,000, respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company. Ina addition, at September 30, 2006, the Company was indebted to such affiliates in the approximate amount of 42,700.

     Sales to our European affiliate aggregated approximately $81,200, $183,200, $485,2009, and $724,000 during the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively.

     During March 2006, our lessor affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, such amount was credited to Additional paid-in capital and increased the net amount due from affiliates.

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $75,300, $71,800, $25,100, and $25,100 during the nine months ended September 30, 2006 and 2005, and the three months ended September 30, 2006 and 2005, respectively.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $314,100 and $336,900 at September 30, 2006 and December 31, 2005, respectively is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

         Year ending                   December 31,
               2006             $  104,507
               2007                106,597
               2008                108,729
               2009                    -
               2010                    -
         Thereafter                    -
                                ----------
             Total              $  319,833
                                ==========

5.    EARNINGS (LOSS) PER SHARE

                                                    Nine months                      Three months
                                                ended September 30,               ended September 30,
                                               2006             2005               2006          2005
                                             ---------       ---------          ---------      ---------
Weighted-average common
  shares outstanding                         5,935,316       5,651,260          5,978,316      5,651,260

Dilutive effect of stock plans,
  other options & conversion rights            170,898          93,507            391,617         69,818
                                             ---------       ---------          ---------      ---------
Diluted weighted-average shares
  outstanding                                6,106,214       5,744,767          6,369,933      5,721,078
                                             =========       =========          =========      =========

6.    INCOME TAXES

     As of September 30, 2006, our potential Deferred Tax Asset aggregated approximately $472,000. Estimated Income Taxes attributable to our earnings for the nine months ended September 30, 2006 and deferred Income Taxes associated with the timing differences between policies reflected in financial reporting and for Income Tax purposes aggregated approximately $221,100 and $247,800, respectively. Accordingly, the result of the foregoing is a net Deferred Tax Asset of approximately $3,000. There is no assurance that the Company will ever avail itself of all or a portion of such credits. We established a valuation allowance of 100% against this deferred asset.

7.    SUBSEQUENT EVENT

     On November 10, 2006, our President and CEO, Peter G. Dornau indicated that he is exercising his right to convert our indebtedness to him into common stock pursuant to the terms of our Revolving Line of Credit. Had this decision been reflected in the accompanying financial statements as of September 30, 2006 our total long-term debt would be reduced and shareholders' equity been increased by approximately $1,250,000, respectively. Net income and related earnings per share for the nine months ended September 30, 2006 would not have been materially impacted by this subsequent event.

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

     Stock based compensation - Prior to January 1, 2006 we followed the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs. Opinion No. 25 requires that compensation cost be based on the difference, if any, between the quoted market price of the stock and the price the employee must pay to acquire the stock depending on the terms of the award. Effective January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123R to record such compensation costs. Prior thereto, such matters were disclosed on a pro-forma basis in the notes to our consolidated financial statements.

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

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and reporting periods thereafter and pursuant to Statement of Financial Accounting Standards No. 142, we have determined that the carrying value of such intangible assets relating to our Star brite brand does not require further amortization. In addition, we own certain patents that we believe are valuable in limited product lines, but not material to our success or competitiveness in general. There are no capitalized costs attributable to our patents.

     Translation of Canadian currency - The accounts of our Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions, if any, are included in Comprehensive earnings of the period.

Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2007, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 8.08% at September 30, 2006) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of September 30, 2006, we were obligated under this arrangement in the amount of $5,525,000.

     In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997 aggregating approximately $5 million. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond ("IDB") financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was completed during 2003.

     In order to market the IBD at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements, maturing on July 31, 2007, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the nine months ended September 30, 2006 such bonds carried interest ranging between 3.3% and 3.9% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at September 30, 2006 were approximately $358,300 and 7.83% per annum, respectively). The maturity on this obligation is April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At September 30, 2006 and December 31, 2005, the gross obligation aggregating $1,400,000 and $1,150,000, respectively was outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the nine months ended September 30, 2006, amortization of approximately $46,600 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

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

     As of September 30, 2006 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     As disclosed in our Form 10-Q for the quarter ended March 31, 2005, our largest customer, West Marine, publicly announced their adoption of a policy to reduce their overall inventory levels. This resulted in an approximate $4,294,000 decrease in sales to them for the year ended December 31, 2005 compared to 2004. Our products have historically sold well at their retail stores and they have indicated to us that such was the case during 2005. Current period sales to West Marine represented an increase of approximately $2.9 million for the nine months ended September 30, 2006 over the comparable period in 2005.

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

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000 to be repaid in monthly installments of approximately $3,400 plus prevailing interest at prime plus 1%. On March 9, 2006 we received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company has no further obligation associated with this debt. At that date the principal balance outstanding amounted to $295,752 and such amount is reflected on the accompany consolidated statement of shareholders' equity as an increase to Additional paid-in capital.

Results of Operations:
For The Three Months Ended September 30, 2006 compared to the Three Months ended September 30, 2005:

     Net sales increased approximately $1,772,000 or 30% for the quarter ended September 30, 2006 compared to the same quarter of the preceding year. The consolidated net sales aggregated approximately $7,725,000 and $5,952,800, respectively. Management attributes this increase to both timing and increased revenues associated with our Anti-freeze season as well as enhanced sales to West Marine comparing the current period with the same period in 2005.

     Cost of goods sold amounted to approximately $5,543,700 or 71.8% of net sales compared to $4,940,800 or 83.0% of net sales for the quarters ended September 30, 2006 and 2005, respectively. These results were favorably effected by a sales price increase passed along to substantially all customers effective January, 2006, modifications initiated in certain manufacturing processes however, unfavorably impacted as the result of spreading our fixed element of manufacturing overhead over the reduced sales levels experienced during the current quarter.

     Selling and administrative expenses decreased approximately $61,100 or 6.4% when comparing the quarters ended September 30, 2006 and 2005. Certain expenses which are components of this grouping increased and others decreased. However, the significant changes were reduced personnel costs, principally at Kinpak, and lower professional fees and other outside services, including consulting and outsourced data processing fees.

     Advertising and promotion increased approximately $74,600 or approximately 21.1% comparing the three months ended September 30, 2006 and 2005. This was the result of advertising costs associated with our Starton product line and contractual co-operative advertising programs related to the increased sales experienced during the current period.

     Interest expense increased by approximately $71,800 comparing the quarter ended September 30, 2006 to the corresponding quarter in 2005. This principally resulted from increasing interest rates, the accrual of interest on the revolving line loaned to the Company by our president and CEO, Peter G. Dornau, and the amortization of imputed interest associated with the foregoing obligation.

     Our net income for the quarter ended September 30, 2006 amounted to approximately $670,700 compared to a loss of $418,300 for the comparable period in 2005. As a result of available Income Tax carryovers, there was no provision or benefit for income taxes in the current quarter.

For the Nine Months Ended September 30, 2006 Compared To The Nine Months Ended September 30, 2005

     Net sales increased 20.7% to approximately $16,466,200 for the nine months ended September 30, 2006 compared to approximately $13,635,700 for the nine months ended September 30, 2005. Management attributes such increase significantly to our largest customer resuming their purchasing after apparently reaching their inventory goals, new customer development, higher sales associated with our Anti-freeze season, and sales price increases passed along to customer to cover increasing costs.

     Cost of goods sold decreased to 71.4 % of net sales for the nine months ended September 30, 2006 compared to 80.3% of net sales for the nine months ended September 30, 2005. This change resulted was attributed sales price increases passed along to our customers, certain initiatives adopted in our manufacturing processes, and the result of spreading our fixed element of manufacturing overhead over the higher sales levels experienced during the six month period.

     Advertising and promotion expenses decreased approximately $124,400 or 12.1% for the 2006 period when compared to comparable expenses in the same time period in the previous year. This resulted primarily from planned advertising programs in media and co-op advertising programs for the current year.

     Selling and administrative expenses decreased by approximately $286,900 or 9.9% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. . Certain expenses which are components of this grouping increased and others decreased. However, the significant changes were reduced personnel costs, principally at Kinpak, and lower professional fees and other outside services, including consulting and outsourced data processing fees.

     Interest expense for the 2006 period increased approximately $195,400 when compared to the same nine month period of 2005. This principally resulted from increasing interest rates, the accrual of interest on the revolving line loaned to the Company by our president and CEO, Peter G. Dornau, and the amortization of imputed interest associated with the foregoing obligation.

     Our net income was approximately $650,300 for the nine months ended September 30, 2006 compared to a net loss of approximately $1,305,700 for the nine months ended September 30, 2005. As a result of available Income Tax carryovers, there was no provision or benefit for income taxes in the current nine month period.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

     Interest rate risk

     As of September 30, 2006, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of September 30, 2006 the interest rate on our approximate $4,858,100 outstanding balance of industrial revenue bonds was approximately 3.9% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at September 30, 2006 was 8.08%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2006.

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

    Concentration and credit risk

     We maintain cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, our cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Chief Operating Officer and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. During the past quarter, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

     There have been no material changes

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

     Item 3. - Defaults Upon Senior Securities: Not applicable

     Item 4 - Submission of Matters to Vote of Security Holders: Not applicable

     Item 5. - Other Information: (a) Not applicable (b) We have no standing Nominating Committee of the Board of Directors. All members of the Board participate in the consideration of nominees to the Board.

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

OCEAN BIO-CHEM, INC.

Date:   November  10, 2006                   /s/ Peter G. Dornau
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                             /s/ Edward Anchel
                                             Edward Anchel
                                             Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2006;


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

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting.

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


Dated:    November  10, 2006                 /s/ Peter G. Dornau
                                             Peter G. Dornau
                                             Chairman of the Board and
                                             Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Edward Anchel certify that:


     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2006;


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

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting.

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

Dated:   November 10, 2006                   /s/ Edward Anchel
                                             Edward Anchel
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: November 10, 2006


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