Form 10-K
period 2006-12-31
OCEAN BIO CHEM INC
filed 2007-03-29
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)
           Large accelerated filer
           Accelerated filer
           Non-accelerated filer |X|

     Indicated  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act. Yes     No |X|

     Aggregate market value of Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price of a share of the Registrant's common stock on March 01, 2007 as reported by the NASDAQ Capital Market on that date: $6,683,420 For purposes of this disclosure, the Registrant has assumed that all directors, officers, and beneficial owners of 5% or more of the Registrant's common stock are affiliates of the Registrant and non-affiliates held 2,370,007 shares on March 1, 2007.


       Number of shares of the Registrant's common stock outstanding as of March 01, 2007: 7,621,316 shares common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates information from portions of our Definitive Proxy Statement , which will be filed within 120 days of December 31, 2006 covering our Annual Meeting of Shareholders which will be held on or about June 14, 2007.


Forward-looking Statements:

     Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will', "expect", "anticipate", "intend", "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts; and other factors.

Explanatory note - Restatements:

     As more fully disclosed in our Form 8-K filed with the United States Securities and Exchange Commission on August 14, 2006, our Form 10-K was restated for the financial statements as of December 31, 2005 and 2004 and the years then ended. The substantive changes reflected were (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items had an impact on our previously reported cash flows. These matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

     We have also included the aforementioned restated amounts in Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for those years. Along with the foregoing, we have updated our Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 presented as Exhibits 31.1 and 31.2 to conform with the current language requirements.

                                     Part I
Item 1.  Business

     General: We were organized on November 13, 1973 under the laws of the state of Florida. We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobile and aircraft under the Star brite and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers as well as provide custom blending and packaging services of these and other products.

Products:

     Set forth below is a general description of the products that we manufacture and market:

     Marine: Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite brand name as well as private label formulations of these and other products. The line also includes motor oils ,various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

     Automotive: We manufacture a line of automotive products under the Star brite brand name including StarTron enzyme fuel treatment for both diesel and gas engines, brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite brand as well as under private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

     Recreational vehicle: Our recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.


     Contract filling and blow molded bottles: We blend and package a variety of chemical formulations to our customers' specifications. In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

     Although the above products are utilized for different types of vehicles, boats, aircrafts and household purposes, it is management's view that they all constitute one industry segment.


     Manufacturing: We produce the majority of our products at our manufacturing facility in Montgomery, Alabama. In addition, we contract with various unrelated companies located in the northeastern and mid-western areas of the country to package other products, which are manufactured to our specifications, using our provided formulas. Each third party packager enters into a confidentiality agreement with us.

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

     Our in-house manufacturing is primarily performed by our wholly owned subsidiary, Kinpak Inc, an Alabama corporation ("Kinpak"). On February 27, 1996, we acquired certain assets of Kinpak, Inc., and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, we entered into a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The underlying premises, at that time, consisted of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, we purchased the machinery, equipment and inventory located on the leased premises. Subsequent to the acquisition, we changed the name of our subsidiary to Kinpak Inc.

     During July 2002, we completed an additional $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. Such project was substantially completed during the year ended December 31, 2003.

     Marketing: Our marine and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boater's World. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 10% of consolidated revenues for the year ended December 31, 2006. Sales to our five largest customers for the year ended December 31, 2006 amounted to approximately 59% of consolidated gross revenues and outstanding balances due us at December 31, 2006 from our five largest customers aggregated approximately 57% of consolidated trade receivables. We market our products through internal salesmen and approximately 250 sales representatives who work on an independent contractor-commission basis. Our officers also participate in sales presentations and trade shows. In addition, we aid marketing through advertising campaigns in national magazines related to specific marketplaces. Our products are distributed primarily from our manufacturing and distribution facility in Alabama.

     Backlog, seasonality, and selling terms: At December 31, 2006 our backlog included initial stocking orders for StarTron at Wal-Mart. Adjusting for the StarTron, Wal-Mart orders, we had no other significant backlog of orders as of December 31, 2006. We do not give customers the absolute right to return product. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

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

     Trademarks: We have obtained registered trademarks for Star brite and other trade names used on our products. We view our trademarks as significant assets because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

Financial Information Relating to Approximate Domestic and Canadian Gross Sales:

                                          Year ended December 31,
                                2006                   2005               2004
United States:                  ----                   ----               ----
        Northeast           $ 4,240,000           $ 3,585,000        $ 4,455,000
        Southeast             6,296,000             5,468,000          6,832,000
        Central               6,158,000             5,655,000          7,015,000
        West Coast            4,950,000             4,148,000          5,197,000
                            -----------           -----------        -----------
                             21,644,000            18,856,000         23,499,000

Canada (US Dollars)             694,000               850,000            862,000
                            -----------           -----------        -----------
                            $22,338,000           $19,706,000        $24,361,000
                            ===========           ===========        ===========

     Personnel: We employ approximately 23 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, clerical and accounting functions. In addition, we employ manufacturing and fabrication personnel in both Florida and Alabama.

     The following is a tabulation of the total number of personnel working for the Company and/or its subsidiaries as of December 31, 2006:

Full-time
Location                    Description                         Employees
------------------------    ------------------------------      ---------
Fort Lauderdale, Florida    Administrative                         23
Fort Lauderdale, Florida    Manufacturing and distribution          8
Montgomery, Alabama         Manufacturing and distribution         59
                                                                   --
                                                                   90
                                                                   ==
Item 1A.  Risk factors

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 59%, 43% and 55% of consolidated gross revenues for the years ended December 31, 2006, 2005 and 2004; and 57% and 26% of consolidated accounts receivable at December 31, 2006 and 2005 respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.

     Concentration of cash - At various times of the year, and at December 31, 2006, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

Item 2.  Properties

     Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity fifty percent each owned by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and former Vice President-Advertising, respectively. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, we renewed our lease agreement for a term of ten years. The lease required an initial annual rental of $94,800 and provides for a maximum increase of 2% per annum on the annual anniversary of the lease for the term thereof which has been waived through December 31, 2006. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. Rent charged to operations during the years ended December 31, 2006, 2005 and 2004 amounted to approximately $100,500 each year.

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

Item 3.  Legal Proceedings

     We were not involved in any significant litigation at December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote of shareholders during the fourth quarter of 2006.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Capital Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2006 and 2005 is presented below.

     Market Range of
     Common Stock Bid:
                     1st Qtr.            2nd Qtr.            3rd Qtr.          4th Qtr.

2006     High         $1.21               $1.85               $1.75             $4.03
         Low          $ .90               $1.00               $ .85             $ .80

2005     High         $3.11               $2.04               $1.63             $1.35
         Low          $1.07               $1.45               $1.14             $ .76

     A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     B. The number of record holders of our Common Stock owners was approximately 200 at December 31, 2006. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. We have not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

     D. Securities authorized for issuance at December 31, 2006 under equity compensation plans:

                                                                                                               Number of securities
                                          Number of securities             Weighted average                     remaining available
                                           to be issued upon               exercise price of                     for future issuance
                                        exercise of outstanding          outstanding options,                    under equity com-
                                       options, warrants & rights         warrants & rights                       pensation plans
Equity compensation plans
 approved by security holders:
   Plan stock options granted (1)               714,500                      $1.23                                   45,000
   Non plan stock options granted (2)           231,000                        .76                                      -

  Warrants (3)                                1,000,000                        .88                                      -

                                              ---------                      -----                                   ------
Total equity compensation plans
  approved and not approved by
  security holders                            1,945,500                      $1.02                                   45,000
                                              =========                      =====                                   ======

     (1) Includes 400,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 155,000 options under the 2002 Non-Qualified Stock Option Plan and 159,500 options under the 1994 Non-Qualified Stock Option Plan (this plan has expired and no further awards can be made under its provisions).

     (2) Includes 231,000 options granted to Messrs. Peter G. Dornau and Jeffrey
J. Tieger in conjunction with a loan made to the Company by an entity 50% owned by each of them.

     (3) On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert a $1.5 million loan made to the Company into
1.5 million shares of the Company's common stock. The transaction was approved unanimously by the members of our Board of Directors (with Mr. Dornau abstaining from the vote). In connection with this borrowing facility, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant.


Item 6.  Selected Financial Data

     As more fully disclosed in our Form 8-K filed with the United States Securities and Exchange Commission on August 14, 2006, our Form 10-K was restated for the financial statements as of December 31, 2005 and 2004 and the years then ended. The substantive changes reflected were (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items had an impact on our previously reported cash flows. These matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

     The following tables set forth selected financial data as of, and for the years ended December 31,


                                    2006             2005               2004               2003               2002
                                -----------       -----------        -----------        -----------        -----------
                                                   (Restated)        (Restated)
Operations:
Gross sales                     $22,338,500       $19,706,469        $24,361,056        $22,178,352        $22,712,991
Net sales                       $20,427,132       $17,651,905        $21,657,083        $19,997,702        $20,585,898

Net income (loss)               $   392,051       ($1,813,193)       $    17,222        $   345,071        $   134,518

Earnings (loss) per
common share                    $       .06       ($      .32)       $     -            $       .03        $       .03

Balance Sheet:
Working capital                 $ 3,920,398       $ 2,713,123        $ 3,464,574        $ 2,869,172        $ 2,212,872

Total assets                    $15,529,359       $16,903,022        $19,398,344        $18,303,184        $18,650,237
Long-term
 obligations                    $ 4,550,190       $ 5,950,958        $ 5,840,250        $ 5,883,302        $ 6,745,232

Total liabilities               $ 8,593,826       $12,240,427        $13,448,849        $12,899,189        $13,727,315
Shareholders'
 equity                         $ 6,935,533       $ 4,662,595        $ 5,949,495        $ 5,403,995        $ 4,922,922
Cash dividends declared
  per share of common stock     $      -          $      -           $      -           $      -           $      -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated financial statements contained herein as Item 15.

     As more fully disclosed in our Form 8-K filed with the United States Securities and Exchange Commission on August 14, 2006, our Form 10-K was restated for the financial statements as of December 31, 2005 and 2004 and the years then ended. The substantive changes reflected were (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items had an impact on our previously reported cash flows. These matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

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

     Collectibility of accounts receivable - Included in the consolidated balance sheets as of December 31, 2006 and 2005 are allowances for doubtful accounts aggregating approximately $192,700 and $131,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2006, 2005 and 2004 aggregated approximately $71,000, $32,000 and $66,000, respectively.

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

     Prepaid expenses - In any given year we introduce certain new products to our customers. In connection therewith, we produce new collatral materials to be distributed over a period of time. We follow the policy of amortizing these costs over a one-year basis.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

     Stock based compensation - At December 31, 2006, the Company had options outstanding under three stock-based compensation plans, which are described below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), share-based payment ("SFAS No.123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25') and the disclosure alternative prescribed by SFAS No. 123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, The Company presents pro- forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Our five largest customers represented approximately 59%, 43% and 55% of consolidated gross revenues for the years ended December 31, 2006, 2005 and 2004; and 29% and 57% of consolidated accounts receivable at December 31, 2006 and 2005 respectively. We have had a longstanding relationship with each of these entities and have always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on our operations.


     Concentration of cash - At various times of the year and at December 31, 2006, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - We file  consolidated  federal and state income tax returns.
We have adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The temporary differences included therein are attributable to differing methods of reflecting depreciation and stock based compensation for financial statement and income tax purposes.

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

Performance Comparisons

     The following chart compares our Annual Shareholder Return for the five years ended December 31, 2006 to the cumulative total shareholder return of (a) the NASDAQ market US stocks, and (b) an Industry Index, the NASDAQ Non-Financial Stocks index. This graph will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Act of 1934, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

     We believe that no single peer index or peer company is totally comparable to our business. The peer indices used to compare total shareholder return include companies which supply to diverse markets. Some of our direct competitors are divisions that represent small portions of companies and are not included in the peer comparisons since information is not available to us to show those divisions separately from the parent.

     A five year Performance Graph depicted by the following figures was included our Annual Report to Shareholders.

                             2001      2002       2003        2004       2005      2006
                            -------   -------    -------    -------    -------    -------
Ocean Bio-Chem, Inc.        100.00%   101.38%    117.24%     76.86%     70.34%    144.83%

NASDAQ US                   100.00%    69.13%    103.36%    112.49%    114.88%    126.22%

NASDAQ Non financial
  entities                  100.00%    65.33%    100.01%    107.86%    110.30%    120.97%



Liquidity and Capital Resources:

     The amount of short term borrowings outstanding at December 31, 2006 was $2.15 million dollars. This is a reduction of $1.85 million from the December 31, 2005, balance of $4.0 million dollars.

     During the year ended December 31, 2006 the Company focused on programs to more effectively manage working capital. Accounts receivable at December 31, 2006 and 2005 aggregated approximately $2.0 million dollars. However in 2006, net sales increased $2.7 million or 15.7% without a comparative increase in accounts receivable.

     In addition  inventory levels decreased,  from $6.3 million dollars to $5.7
million  dollars,   comparing   December  31,  2006  and  2005,  a  decrease  of
approximately $613,000 on a 15.7% increase in sales.

     The Company also reduced its accounts payable at December 31, 2006 to $944 thousand dollars from $ 1.3 million dollars, a decrease of 25% or $312 thousand dollars, in addition to reducing short term borrowings, discussed above.

     As a result of the above, the Company improved its current ratio, to 2:1 at December 31, 2006, compared to 1.4:1 at December 31, 2005.

     As of December 31, 2006 the Company was in compliance with its debt covenants.

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2007, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 8.10% at December 31, 2006) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of December 31, 2006, we were obligated under this arrangement in the amount of $2,150,000.

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

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2007, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the year ended December 31, 2006 such bonds carried interest ranging between 3.08% and 4.24% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at December 31, 2006 was approximately $333,340 and the prime rate plus 2.5% per annum (or 10.75%). Such obligation matures on April 15, 2010.

     On November 10, 2006, our President and CEO, Peter G. Dornau indicated that he was exercising his right to convert our indebtedness to him into common stock pursuant to the terms of the Subordinated Revolving Line of Credit he entered into with the Company. Our total long-term debt was reduced and shareholders' equity was increased by approximately $1,241,000, respectively. Net income and related earnings per share for the year ended December 31, 2006 was not materially impacted by this event.

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

     Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. We react to long-term increases by passing along all or a portion of such increases to our customers as it is deemed appropriate.

     As of December 31, 2006 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     The cost of petroleum and related products, major components in many of our products, which were already in an increasing cost spiral, became even more unstable in 2006. The practical dynamics of our business do not afford us the same pricing flexibility with our customers, available to our suppliers. We cannot as immediately as our suppliers pass along the price increases to our national retailers and distributors. We effectuated a sales price increase which became effective during the fourth quarter of 2005. In addition, we have alerted customers who purchase products, which are heavily dependent on this petroleum related issue, that we will be more responsive to commodity pricing and they must be receptive to short-term price swings or accept our refusal to ship at previously established pricing.

Results of Operations:
Years ended December 31, 2006 and 2005:

     For the year ended December 31, 2006, compared to December 31, 2005 both revenue and profits increased principally due to the factors enumerated below.

     Net Sales increased to $20.4 million from $17.7 million, an increase of $2.7 million or 15.7 %. This was primarily due to an increase in sales volume to a major customer - West Marine, partially offset by a decrease in sales to other customers. In certain instances the Company was able to pass along price increases to customers reflecting higher material costs incurred during the year. Net sales for the year also benefited from a reduction of sales allowance programs offered to customers. As a result, sales allowances decreased from 10.4% to 8.6% of gross sales.

     Cost of Sales and Gross Margins - For the year, gross profit increased approximately $2.7 million or 90 %, increasing from approximately $3.0 million in 2005, to approximately $5.7 million in 2006. Cost of sales decreased as a percentage of sales as a result of management actions taken during 2006. Specifically, management was more proactive in passing on cost increases to customers where possible resulting from higher raw material costs from suppliers. In addition, newly initiated manufacturing efficiencies and the increased volume produced at the Kinpak plant significantly contributed to the improved gross margins. Corporate management continues its oversight relating to both our procurement cost of raw materials as well as the overall management of our manufacturing facility. We believe that these management actions have had a major impact in the improvement of our gross margins in 2006.

     Operating Expenses: For the year, operating expenses aggregated approximately $5.3 million dollars, a decrease of $51,000 from 2005. The primary decrease was in the selling and administrative expenses decreasing $265,000. The decrease reflects a reduction in staff and other cost control programs implemented during the year. In addition advertising expenses decreased as a percent of sales from 6.3% of net sales in 2005 to 5.6% of net sales in 2006, reflecting management's decision to be more selective in approving advertising programs, where it was believed the Company would receive a higher benefit. These expenses were partially offset by higher interest costs of approximately $181,000, increasing to $681,000 from approximately $499,000. The higher interest cost reflects the higher level of interest rates during the year compared to 2005.

     Operating Profit. Operating profits increased to $373,000 in 2006 from an operating loss of approximately $2.4 million in 2005, an increase of $2.8 million.

     Net Income increased to approximately $392,000 in 2006, from a net loss of approximately $ 1.8 million in 2005.

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

     Our loss before  income  taxes was  approximately  $2,347,700  for the year
ended  December  31,  2005  compared  to  a  pre-tax  profit,   as  restated  of
approximately $124,000 for the year ended December 31, 2004.

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

Contractual obligations:

     The following table reflects our contractual obligations for the years ended December 31,:

                                                                                                                         2012 and
                                               Total              2007             2008-2010            2011            thereafter
                                            -----------        -----------        -----------        -----------
  Long-term debt obligations                $ 7,226,412        $ 2,709,960        $ 1,613,344        $   460,000        $2,443,108
  Capital leases                                 59,839             26,100             33,739               -                  -
  Operating leases                              211,104            104,507            106,597               -                  -

  Purchase obligations                              -                  -                  -                 -                  -
  Other                                             -                  -                  -                 -                 -
                                            -----------        -----------        -----------        -----------        ----------
Total                                       $ 7,497,355        $ 2,840,567        $ 1,753,680        $   460,000        $2,443,108
                                            ===========        ===========        ===========        ===========        ==========

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     We do not engage in derivative transactions. We become exposed to foreign currency transactions as a result of our operations in Canada and we do not hedge such exposure. Our exposure to market risk for changes in interest rates relates primarily to the interest rate on our bonds. The interest rates on our bonds adjusted weekly and ranged between 3.2% and 4.3% during the year ended December 31, 2006.

Item 8.  Financial Statements and Supplementary Data

     The audited  financial  statements of the Company required pursuant to this
Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

     As more fully disclosed in our Form 8-K filed with the United States Securities and Exchange Commission on August 14, 2006, our Form 10-K was restated for the financial statements as of December 31, 2005 and 2004 and the years then ended. The substantive changes reflected were (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items had an impact on our previously reported cash flows. These matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

     Neither of these items have an impact on our previously reported cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures:

     Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Since the evaluation date by the Company's management of its internal controls over financial reporting, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, the Company's CEO and CFO have concluded that our disclosure controls and procedures
(1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

                                    Part III

Item 10.  Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of our elected directors and officers, as of December 31, 2006.

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



  NAME                              OFFICER/DIRECTOR                                                      AGE
------------------                  --------------------------------------------------                    ---
Peter G. Dornau                     President, Chief Executive Officer, and                               67
                                            Director since 1973

Edward Anchel                       Vice President-Finance, Chief Financial                               60
                                            Officer since 1999 and Director since 1998

Jeffrey J. Tieger                   Vice President-Advertising and Marketing,
                                            Secretary and Director from 1977 through
                                            January 25, 2007                                              63

William W. Dudman                   Vice President-Operations since 2004                                  42


Gregor M. Dornau                    Vice President-Sales since 2005                                       38

James M. Kolisch                    Director since 1998                                                   55

Laz L. Schneider                    Director since 1998                                                   67

John B. Turner                      Director since 2000                                                   59

Sonia B. Beard                      Director since 2002                                                   36


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

     Jeffrey J. Tieger joined our company in June 1977 as our Vice President-Advertising and Secretary, and has served in such positions through January 25, 2007. Effective such date, he resigned these positions and as disclosed our Form 8-K, as filed with the United States Securities Commission on January 26, 2007, Mr. Tieger decided to retire and will no longer work for the Company on a full-time basis.

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

     Sonia B. Beard is a Florida Certified Public Accountant working for Walt Disney World since 1997. She currently holds the position as the Manager of Concept Development for the Revenue Lines of Business of Walt Disney World. Ms. Beard has in excess of twelve years financial experience. She is an outside director and serves as the Chairperson and Financial Expert of the Board of Directors' Audit Committee.
                                       16

Audit Committee

     We have an Audit Committee, which consists of Sonia B. Beard, John B. Turner and James M. Kolisch as of December 31, 2006. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and serves as its chairperson. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the NASDAQ Capital Market.

Nominating Committee

     We do not have a standing Nominating Committee of the Board of Directors. During the past five years we have had to conduct only one search for a new director and each member participated in that process. Accordingly, we have reached the decision that, given the size of our Company and Board, all members of the board will actively participate in prospective searches rather than having this function performed by a few members.

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

Item 11.  Management Remuneration and Transactions

     The following table sets forth the amount of compensation for the fiscal years ended December 31, 2006, 2005, and 2004 for Peter G. Dornau and each of our executive officers, whose aggregate compensation exceeded $100,000 on an annual basis (the "Named Executive Officers").


                                            SUMMARY COMPENSATION TABLE
  Name and
  Principal Position                             Annual compensation                  Long term compensation
                                                                                       Restricted
                                                                                        Stock        Options/
                                    Year            Salary           Bonus              Awards         SARs
                                    ----           --------         -------            -------        ------
  Peter G. Dornau, CEO              2006           $105,249         $   -              $27,540(1)     15,000
                                    2005           $106,983         $11,500            $23,850(2)        -
                                    2004           $108,450         $13,000            $21,875(3)     50,000

  Edward Anchel, CFO                2006           $ 96,384         $   -              $27,540(1)     15,000
                                    2005           $ 97,804         $11,500            $23,850(2)        -
                                    2004           $ 96,900         $13,000            $21,875(3)     50,000

  Jeffrey J. Tieger,VP              2006           $ 62,691         $   -              $13,770(1)     15,000
                                    2005           $ 62,759         $ 7,000            $11,925(2)        -
                                    2004           $ 63,339         $ 8,500            $12,500(3)     50,000


      William Dudman, VP            2006           $ 87,555         $   -              $13,770(1)     22,000
                                    2005           $ 88,777         $ 8,000            $11,925(2)        -

     Gregor M. Dornau, VP           2006           $ 94,790         $   -              $13,770(1)     21,000
                                    2005           $ 96,725         $ 8,000            $11,925(2)        -

     Messrs. William Dudman and Gregor Dornau are only reported for the years ended December 31, 2006 and 2005 as they either did not reach the required reporting threshold or were not officers in 2004.

     (1) Represents the aggregate value on the date of grant of restricted stock awards made during April, 2006 with respect to 30,000 shares of the Company's common stock awarded to each of Messrs. Peter Dornau and Edward Anchel, and 15,000 shares of the Company's common stock awarded to each of Messrs. Jeffrey
J. Tieger, William W. Dudman and Gregor Dornau, based on the closing price of the shares on the award date.

     (2) Represents the aggregate value on the date of grant of restricted stock awards made during April, 2005 with respect to 30,000 shares of the Company's common stock awarded to each of Messrs. Peter Dornau and Edward Anchel, and 15,000 shares of the Company's common stock awarded to each of Messrs. Jeffrey
J. Tieger, William W. Dudman and Gregor Dornau, based on the closing price of the shares on the award date.

     (3) Represents the aggregate value on the date of grant of restricted stock awards made during April, 2004 with respect to 35,000 shares of the Company's common stock awarded to each of Messrs. Peter Dornau and Edward Anchel, and 20,000 shares of the Company's common stock awarded to each of Mr. Jeffrey J. Tieger, based on the closing price of the shares on the award date.

Option Grants in Last Fiscal Year

     On November 6, 2006 Incentive stock options were granted to our Named Executive Officers as well as an additional ten (10) other employees. The total awarded options aggregated 135,000 shares of which Messrs. Peter G. Dornau, Edward Anchel and Jeffrey J. Tieger each received options representing 15,000 shares and Messrs. William W. Dudman and Gregor M. Dornau received 22,000 and 21,000 options, respectively.

     Aggregate Option Exercises in Fiscal 2006 and Option Values

     The following table sets forth information as to the exercise of stock options during the fiscal year ended December 31, 2006, by our Named Executive Officers and the fiscal year-end values of unexercised options.

                             Shares                        Number of options/SAR's/         Value of in-the-money options/
                            acquired        Value       Warrants at end of fiscal year      SAR'S at end of fiscal year (1)
Name                       by exercise     realized       exercisable    unexercisable       exercisable       unexercisable
                           -----------   ---------        -----------    -------------       ----------        -------------
Peter G. Dornau               27,000       $19,250         1,155,500       155,500           $1,260,545           $ 54,545
Edward Anchel                 27,500        22,025            50,000        50,000               43,636             54,545
Jeffrey J. Tieger             27,500        22,025            40,000         6,000              169,636             54,545
William W. Dudman               -             -               50,000        24,000                6,545             26,182
Gregor M. Dornau              22,000        17,620            36,000        49,000               39,273             53,455
                             -------       -------         ---------       -------           ----------           --------
                             104,500       $80,920         1,393,000       223,000           $1,519,635           $243,272
                             =======       =======         =========       =======           ==========           ========

     (1) The value of unexercised "in-the-money" options at December 31, 2006 was calculated by determining the difference between $2.10, the fair market value of the underlying Common Stock at December 31, 2006 and the option price. An option is "in-the-money" when the fair market value of the underlying Common Stock exceeds the exercise price of the option.

Stock Option Plans

     We have three stock options plans: our 1994, and 2002 Incentive Stock Option Plans (the "1994 Plan", and "2002 Plan") and the 2002 Non-Qualified Stock Option Plan. All of our employees are eligible to be selected to participate in our 1994 and 2002 Qualified Plans and in our 2002 Non-Qualified Stock Option Plan. The Plans are administered by the Board of Directors, which selects individuals to be participants and determines the type and number of awards to be granted.
                                       18

     The option price for stock options granted under all Plans is stipulated to be not less than the fair market value of Common Stock on the date of grant and the term of each option is fixed by the Committee. Options become exercisable as determined by the Board of Directors.

    Other Benefits

     We provide our executive officers and employees with group health, hospitalization and life insurance plans. We also maintain a SAR/SEP Savings Plan and a 401(k) savings plan which are sponsored by two of our subsidiaries, Star brite Distributing, Inc. and Kinpak Inc., respectively. Both plans are non-contributory by us and are entirely funded by employee contributions.

 Securities authorized for issuance at December 31, 2006 under equity compensation plans:

                                                                                                               Number of securities
                                          Number of securities             Weighted average                     remaining available
                                           to be issued upon               exercise price of                     for future issuance
                                        exercise of outstanding          outstanding options,                    under equity com-
                                       options, warrants & rights         warrants & rights                       pensation plans
Equity compensation plans
 approved by security holders:
   Plan stock options granted (1)               714,500                      $1.23                                   45,000
   Non plan stock options granted (2)           231,000                        .76                                      -

  Warrants (3)                                1,000,000                        .88                                      -

                                              ---------                      -----                                   ------
Total equity compensation plans
  approved and not approved by
  security holders                            1,945,500                      $1.02                                   45,000
                                              =========                      =====                                   ======

     (1) Includes 400,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 155,000 options under the 2002 Non-Qualified Stock Option Plan and 159,500 options under the 1994 Qualified Incentive Stock Option Plan (this plan has expired and no further awards can be made under its provisions).

     (2) Includes 231,000 options granted to Messrs. Peter G. Dornau and Jeffrey
J. Tieger in conjunction with a loan made to the Company by an entity 50% owned by each of them.

     (3) Includes 1,000,000 warrants issued to Peter G. Dornau in connection with a $1.5 million Subordinated Revolving Line of Credit he extended to the Company during 2005. Such warrants are exercisable 500,000 at $1.03 per share and 500,000 exercisable at $.88 per share. The exercise price equals the fair market value of the underlying security at date of issuance plus a 10% premium factor.

Restricted Stock Awards as Compensation

     During April 2006 we issued 129,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.08 each. Shares were awarded as follows:

Officers:
  Peter G. Dornau, President and CEO                      30,000 shares
  Edward Anchel, Vice President and CFO                   30,000 shares
  Jeffrey J. Tieger, Vice President and Secretary         15,000 shares
  William Dudman, Vice President                          15,000 shares
  Gregor M. Dornau                                        15,000 shares
                                                         -------
                                                         105,000 shares
  Other employees, as a group (7 individuals)             24,000 shares
                                                         -------
  Total restricted shares awarded                        129,000 shares
                                                         =======

     These restricted stock awards were approved by our shareholders at our Annual Meeting of Shareholders held on June 15, 2006.

Compensation of Outside (Independent) Directors:

     Our outside directors, those other than officers of the Company, receive compensation only in the form of non-qualified common stock options. Such options are generally awarded for a ten year period, with an exercise price equal to the closing market price on the date of award. And are fully vested at time of grant. The following table reflects awards made during the three years ended December 31, 2006:

                                          Number of options granted during the
                                              year ended December 31,
         Director                     2006             2005          2004
                                     ------            -----     ------
         Sonia B. Beard             10,000 shares       -        10,000 shares
         James M. Kolisch           10,000 shares       -        10,000 shares
         Laz L. Schneider           10,000 shares       -        10,000 shares
         John B. Turner             10,000 shares       -        10,000 shares
                                    ------             ----      ------
                                    40,000 shares       -        40,000 shares
                                    ======             ====      ======

Compensation Committee

     We do not have a standing Compensation Committee of the Board of Directors. Our Company is controlled by one shareholder, our President and CEO, Peter G. Dornau. Mr. Dornau is actively involved in the recurring operations and has relied on setting compensation arrangements in consultation with other key executives of the Company. All decisions reached by this group are disclosed in various filings with the United States Securities and Exchange Commission and are submitted to our shareholders as a component of our annual Proxy materials. Accordingly, we have reached the decision that, given the size of our Company and Board, not to have a standing committee for this purpose


     Certain additional disclosures required under this section are incorporated by reference to portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2006 covering our Annual Meeting of Shareholders which will be held on or about June 14, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2006 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of                   Name and Address of                             Amount and Nature of            Percent
Class                      Beneficial Owner                                Beneficial Ownership           of Class
-----------                --------------------------------------------    --------------------           --------
Common                     Peter G. Dornau, President, CEO,
                           Chairman Board of Directors
                           Fort Lauderdale, FL 33317                            5,533,368 (1)               60.4%

Common                     Edward Anchel, Vice President-Finance,
                           CFO, Director
                           Boynton Beach, FL 33437                                323,451 (2)                3.5%

Common                     Jeffrey J. Tieger,  former Vice President-
                           Advertising, Secretary, Director
                           Plantation, FL 33314                                   414,780 (3)                4.5%

Common                     William W. Dudman, Vice President-Operations            55,300 (4)                 .6%

Common                     Gregor M. Dornau, Vice President-Sales
                           Fort Lauderdale, FL 33315                              271,780 (5)                3.0%
Common                     James M. Kolisch, Director
                           Coral Gables, FL 33114                                  56,167 (6)                 .6%

Common                     Laz L. Schneider, Director
                           Fort Lauderdale, FL 33305                               40,000 (7)                 .4%

Common                     John B. Turner, Director
                           Miami, FL 33186                                         69,463 (8)                 .8%

Common                     Sonia B. Beard, Director
                           Merritt Island, FL 32952                                30,000 (9)                 .4%

Common                     All directors and officers as a group
                           8 individuals                                        6,794,309 (10)              74.1%

     (1) Includes 1,155,500 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2006.

     (2) Includes 40,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (3) Includes 155,500 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (4) Includes 6,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (5) Includes 36,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (6) Includes 18,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (7) Includes 40,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (8) Includes 40,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (9) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2006.

     (10) Includes 1,543,000 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2006.

     (11) Effective December 10, 2006 the Voting Proxy granted by Gregor M. Dornau to his father, Peter G. Dornau, our President and CEO was terminated. As of such date Gregor M. Dornau has sole voting power over the shares he owns.

Item 13.  Certain Relationships and Related Transactions

     During 2005 Mr. Dornau loaned the Company $1.5 million in order to bolster working capital. In connection with the loan, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In adition, he had the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. On November 10, 2006, Mr. Dornau notified the Company that he was exercising his right to convert the $1.5 million loan into
1.5 million shares of our common stock. Such transaction was approved unamimously by the members of our Board of Directors with Mr. Peter Dornau abstaining from the vote.

     On May 1, 1998, we entered into a ten-year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity fifty percent owned each by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and former Vice President-Advertising, respectively. The lease required a minimum rental of $94,800 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2006. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. We believe that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2006, 2005 and 2004 amounted to approximately $100,500 each year.

     We acquired the rights to the Star brite trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2006 and 2005, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $231,200 and $29,000, respectively.

     Sales to such affiliates were sold at cost of material and labor plus an amount to cover manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales to affiliates aggregated approximately $622,300, $826,900, and $616,800 during the years ended December 31, 2006, 2005, and 2004, respectively; and allocable administrative fees aggregated $350,000, $300,000 and $300,000, respectively for such periods.


     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2006, 2005 and 2004 under such relationship.

Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with our upcoming annual shareholders' meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2006.

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

     As more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements, we filed an amended Form 10-K/A for the year ended December 31, 2005 and 2004 including the following substantive changes: (a) the recognition of the compensation cost associated with stock options of which certain terms were modified during the year ended December 31, 2004 and (b) the reclassification between debt and additional paid-in capital of certain of the proceeds from the Revolving Subordinated Obligation to our President and CEO, Peter G. Dornau received during the year ended December 31, 2005. Neither of these items have an impact on our previously reported cash flows.

     (A) Consolidated financial statements:

     (i) Consolidated balance sheets as of December 31, 2006 and 2005.

     (ii) Consolidated statements of operations for each of the three years ended December 31, 2006, 2005 and 2004.

     (iii) Consolidated statements of shareholders' equity for each of the three years ended December 31, 2006, 2005 and 2004.

     (iv) Consolidated statements of cash flows for each of the three years ended December 31, 2006, 2005 and 2004.

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

     10.14 Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc.*

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

     ** Attached hereto.
                                       24

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             OCEAN BIO-CHEM, INC.
                             Registrant

                                 By: /s/ Peter G. Dornau
                                     -----------------------
                                     PETER G. DORNAU
                                     Chairman  of the  Board  of
                                     of Directors and Chief
                                     Executive Officer
                                     March 29, 2007

                                 By: /s/ Edward Anchel
                                     ----------------------
                                     EDWARD ANCHEL
                                     Chief Financial Officer
                                     March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Capacity                                    Date
---------------------                -------------------------------             ---------------

/s/ Peter G. Dornau                  President, Chief Executive                  March 29, 2007
---------------------                Officer and Director
Peter G. Dornau

/s/ Edward Anchel                    Vice President Finance, Chief               March 29, 2007
---------------------                Financial Officer, Director
Edward Anchel


/s/ James M. Kolisch                 Director                                    March 29, 2007
---------------------
James M. Kolisch

/s/ Laz L. Schneider                 Director                                    March 29, 2007
---------------------
Laz Schneider

/s/ John B. Turner                   Director                                    March 29, 2007
---------------------
John B. Turner

/s/ Sonia B. Beard                   Director                                    March 29, 2007
---------------------
Sonia B. Beard

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

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                       OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004




                                                                         Page
                                                                       --------
   Reports of independent registered public accounting firms            F-2-F-3

   Consolidated balance sheets                                            F-4

   Consolidated statements of operations                                  F-5

   Consolidated statements of shareholders' equity                        F-6

   Consolidated statements of cash flows                                  F-7

   Notes to consolidated financial statements                          F-8-F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

     We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. and Subsidiaries as of December 3 1, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants

March 21, 2007
Ft. Lauderdale, Florida

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.
Ft. Lauderdale. Florida

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. (the "Company") and subsidiaries, as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended December 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31,2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


LEVI, CAHLIN & CO.
North Miami Beach, Florida
March 22, 2006, except as to note 12, as to which the date is August 25, 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                     ASSETS

                                                                       2006                   2005
                                                                   -----------             -----------
         Current Assets:                                                                    (Restated)

           Cash                                                    $    71,080             $   204,543
           Trade accounts receivable net of allowance for
             doubtful accounts of approximately $192,700
             and $131,000, respectively                              2,026,870               2,027,162
           Inventories                                               5,647,933               6,260,813
           Refundable income taxes                                                             274,500
           Prepaid expenses and other current assets                   218,151                 235,574
                                                                   -----------             -----------
                 Total current assets                                7,964,034               9,002,592
                                                                   -----------             -----------

         Property, plant and equipment, net                          6,800,176               7,310,640
                                                                   -----------             -----------

         Other assets:
           Trademarks, trade names, and patents                        330,439                 330,439
           Due from affiliated companies                               231,200                  29,022
           Deposits and other assets                                   203,510                 230,329
                                                                   -----------             -----------
                Total other assets                                     765,149                 589,790
                                                                   -----------             -----------

                Total assets                                       $15,529,359             $16,903,022
                                                                   ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
            Accounts payable trade                                 $   943,907             $ 1,256,640
            Note payable bank                                        2,150,000               4,000,000
            Current portion of long-term debt                          586,060                 580,852
            Accrued expenses payable                                   363,669                 451,977
                                                                   -----------             -----------
                Total current liabilities                            4,043,636               6,289,469
                                                                   -----------             -----------


         Long-term debt less current portion                         4,550,190               5,950,958
                                                                   -----------             -----------

         Commitments and contingencies                                                           -
                     -

         Shareholders' equity:
           Common stock - $.01 par value, 10,000,000 shares
           authorized, 7,621,316 and 5,849,316 shares
           issued and outstanding at December 31,
           2006 and 2005, respectively                                  76,213                  58,493
         Additional paid-in capital                                  7,257,447               5,397,845
         Foreign currency translation adjustment                   (   176,094)            (   179,653)
         Retained earnings (deficit)                               (   213,838)            (   605,895)
                                                                   ------------            ------------
                                                                     6,943,728              4,670,790
         Less treasury stock 7,519 shares, at cost                 (     8,195)            (     8,195)
                                                                   ------------            ------------
                Total shareholders' equity                           6,935,533               4,662,595
                                                                   ------------            ------------

                Total liabilities and shareholders' equity         $15,529,359             $16,903,022
                                                                   ============            ============



The accompanying notes are an integral part of these financial statements.
                                       F-4

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004


                                                                          2006                     2005                    2004
                                                                       -----------              -----------              -----------
                                                                                                (Restated)              (Restated)

      Gross Sales                                                      $22,338,500              $19,706,469              $24,361,056

      Less discounts, returns and allowances                             1,911,368                2,054,564                2,703,973
                                                                       -----------              -----------              -----------
      Net sales                                                         20,427,132               17,651,905               21,657,083

      Cost of goods sold                                                14,719,006               14,640,883               16,675,780
                                                                       -----------              -----------              -----------
      Gross profit                                                       5,708,126                3,011,022                4,981,303
                                                                       -----------              -----------              -----------
      Operating expenses:
         Advertising and promotion                                       1,143,420                1,110,258                  942,991
         Selling and administrative                                      3,510,715                3,775,848                3,607,205
         Interest                                                          680,572                  499,433                  307,840
                                                                       -----------              -----------              -----------
         Total operating expenses                                        5,334,707                5,385,539                4,858,036
                                                                       -----------              ------------             -----------
      Operating profit (loss)                                              373,419              ( 2,374,517)                 123,267

      Interest and other income                                             18,638                   26,824                      955
                                                                       -----------              ------------             -----------
      Income (loss) before provision (benefit)
         for income taxes                                                  392,057              ( 2,347,693)                 124,222

      Provision (benefit) for income taxes                                     -                (   534,500)                 107,000
                                                                       -----------              ------------             -----------
      Net income (loss)                                                    392,057              ( 1,813,193)                  17,222

      Other comprehensive income:
         Foreign currency translation,
         net of taxes                                                        3,559                   25,211                   32,459
                                                                       -----------              ------------             -----------
      Comprehensive income (loss)                                      $   395,616              ($1,787,982)             $    49,681
                                                                       ===========              ============             ===========
      Earnings (loss) per share:
         Basic                                                         $       .06              ($      .32)             $       .00
                                                                       ===========              ============             ===========
         Diluted                                                       $       .05              ($      .32)             $       .00
                                                                       ===========              ============             ===========



The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                        Foreign          Retained
                                   Common stock       Additional       currency          earnings      Treasury
                               Shares      Amount   paid-in capital   adjustment         (deficit)      stock           Total
                              --------     -------    -------------   -----------       -----------    ---------      ----------
January 1,                    4,960,843    $49,608    $4,409,829       ($ 237,323)      $ 1,190,076    ($  8,195)     $5,403,995
 2004

Net income                                                                                   17,222                       17,222

Issuances of
  common stock                  456,970      4,570       312,917                                                         317,487

Compensation
   cost associated stock
   option modifications                                  178,332                                                         178,332

Foreign currency
   translation adjustment                                                  32,459                                         32,459
                              ---------    -------    ----------       -----------      ------------   ----------     -----------
December 31,
 2004 (Restated)              5,417,813     54,178     4,901,078       (  204,864)        1,207,298    (   8,195)      5,949,495

Net (loss)                                                                              ( 1,813,193)                  (1,813,193)

Issuances of
  common stock                  431,503      4,315       185,869                                                         190,184

Compensation cost
   associated with
   warrants issued
   pursuant to subordinated
   revolving Note                                        310,898                                                         310,898
Foreign currency
   translation adjustment                                                  25,211                                         25,211
                              ---------    -------    ----------       -----------      ------------   ----------     -----------
December 31,
 2005 (Restated)              5,849,316     58,493     5,397,845       (  179,653)      (   605,895)   (   8,195)      4,662,595

Net income                                                                                  392,057                      392,057

Forgiveness of debt- affiliates                          295,752                                                         295,752

P Dornau con-
   version of debt            1,500,000     15,000     1,225,920                                                       1,240,920

Bonus shares to
   employees                    129,000      1,290       118,132                                                         119,422

Exercise of stock
   options                      143,000      1,430       145,620                                                         147,050

Compensation
   cost associated
   stock option                                           74,178                                                          74,178

Foreign currency
   translation
   adjustment                                                               3,559                                          3,559
                              ---------    -------    ----------       -----------      ------------   ----------     -----------
December 31,
   2006                       7,621,316    $76,213    $7,257,447       ($ 176,094)      ($  213,838)   ($  8,195)     $6,935,533
                              =========    =======    ==========       ===========      ============   ==========     ===========

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                           2006                    2005                      2004
                                                                       -----------              -----------              -----------
                                                                                                (Restated)               (Restated)
Cash flows from operating activities:
   Net income (loss)                                                    $  392,057              ($1,813,193)             $   17,222
   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
      Depreciation and amortization                                        780,753                  762,943                 735,103
      Equity based compensation                                            195,030                   97,265                 266,145
      (Increase) decrease in accounts receivable -
         allowance for doubtful accounts                               (    61,408)             (    70,000)             (    5,000)
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                          61,700                2,694,982              (  314,121)
        (Increase) decrease in inventory                                   612,879              ( 1,042,381)                 97,310
        (Increase) in recoverable income taxes                             274,500              (   274,500)                     -
        (Increase) decrease in prepaid expenses                             44,242              (    21,083)             (   21,120)
        (Decrease) increase in accounts payable
            and accrued taxes and other                                (   401,041)             ( 1,160,393)              1,148,030
                                                                       ------------             ------------             -----------
   Net cash provided (used) by operating activities                      1,898,712              (   826,360)              1,923,569
                                                                       ------------             ------------             -----------
Cash flows used by investing activities:
   Purchases of property, plant and equipment                          (   270,289)             (   735,983)             (  566,117)
   Utilization of (additions to) trust funds for
         equipment purchased, net                                              -                      1,851                 124,442
                                                                       ------------             ------------             -----------
   Net cash used by investing activities                               (   270,289)             (   734,132)             (  441,675)
                                                                       ------------             ------------             -----------
Cash flows from financing activities:
   Borrowings line of credit                                             2,800,000                4,338,177               2,075,000
   Principle payments - line of credit                                 ( 4,650,000)             ( 4,838,177)             (2,125,000)
   (Increase)  decrease in amounts due from affiliates                 (   202,178)                 379,454              (  235,551)
   Increase (decrease) in long-term debt                                   135,904              (   370,655)             (  513,293)
   Increase in notes payable - Peter Dornau and affiliates                     -                  1,150,000                      -
   Common stock transactions                                               145,620                   92,919                  229,674
                                                                       ------------             ------------             -----------
   Net cash provided (used) by financing activities                    ( 1,765,446)                 751,718              (  569,170)
                                                                       ------------             ------------             -----------
Increase (decrease) in cash prior to effect of
   exchange rate on cash                                               (   137,022)             (   808,774)                912,724

   Effect of exchange rate on cash                                           3,559                   25,211                  32,459
                                                                       ------------             ------------             -----------
Net increase (decrease) in cash                                        (   133,463)             (   783,563)                945,183

Cash at beginning of year                                                  204,543                  988,106                  42,923
                                                                       ------------             ------------             -----------
Cash at end of year                                                    $    71,080              $   204,543              $  988,106
                                                                       ============             ============             ===========
Supplemental information - disclosure of cash transactions:
  Cash paid for interest during year                                   $   680,572              $   499,433              $  307,840
                                                                       ============             ============             ===========
  Cash paid for income taxes during year                                       -                        -                $  149,000
                                                                       ============             ============             ===========

Supplemental information - disclosure of non - cash transactions:
  Compensation cost associated with stock options and warrants         $    74,178              $  310,898               $   178,332
                                                                       ============             ============             ===========
  Conversion of the Company's indebtedness to P. Dornau to equity      $ 1,241,000              $      -                 $       -
                                                                       ============             ============             ===========
  Foregiveness of indebtedness to an affiliate                         $   295,752              $      -                 $       -
                                                                       ============             ============             ===========
The Company had no cash equivalents at December 31, 2006, 2005, and 2004.

The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Note 1 - Organization and summary of significant accounting policies:

     Organization - The Company was incorporated during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products principally under the Star brite brand to the marine, automotive and recreational vehicle aftermarkets.

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

     Collectibility of accounts receivable - Included in the consolidated balance sheets as of December 31, 2006 and 2005 are allowances for doubtful accounts aggregating approximately $192,700 and $131,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2006, 2005 and 2004 aggregated approximately $71,000, $32,000 and $66,000, respectively.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. The composition of inventories at December 31, 2006 and 2005 are as follows:

                                         2006             2005
                                         ----             ----
                  Raw materials      $3,423,030       $3,235,086
                  Finished goods      2,224,903        3,025,727
                                     ----------       ----------
                                     $5,647,933       $6,260,813
                                     ==========       ==========

At December 31, 2006 and for the year then ended, $20,000 is reflected in the accompanying consolidated financial statements as a reserve for slow moving inventory.

     Prepaid expenses - During the years ended December 31, 2006, 2005 and 2004, the Company introduced certain new products to its customers. In connection therewith, the Company produced new product collateral materials to be distributed over a period of time of approximately one year. Accordingly the Company follows the policy of amortizing these costs over a one-year basis. At December 31, 2006 and 2005, the accumulated cost of collateral materials on hand and other deferred promotional costs that were or will be charged against the subsequent year's operations amounted to approximately $15,400 and $16,500, respectively.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.


     Stock based compensation - The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, The Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB  25")  and  the  disclosure   alternative  prescribed  by  SFAS  No.  123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."
Accordingly, The Company presents pro- forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006.


     Use of estimates - The preparation of financial statements in conformity with U.S.generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 59%, 43% and 55% of consolidated gross revenues for the years ended December 31, 2006, 2005 and 2004; and 57% and 26% of consolidated accounts receivable at December 31, 2006 and 2005, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

     Concentration of cash - At various times of the year and at December 31, 2006, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - The Company and its subsidiaries file consolidated federal and state income tax returns. The Company has adopted Statement of Financial
Accounting Standards No. 109 in the accompanying consolidated financial statements. The primary temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

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

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial statements for the years ended December 31, 2005 and 2004 have been reclassified to conform with the 2006 presentation.

Note 2 - Property, plant and equipment:

         The Company;s property, plant and equipment consisted of the following:

                                           Estimated
                                     Useful Life - Years
                                     -------------------      December 31,
                                                          2006           2005
                                                          ----           ----
  Land                                                 $  278,325     $  278,325
  Building                                 30 years     4,389,155      4,390,894
  Manufacturing and warehouse equipment  6-20 years     6,521,010      6,044,138
  Office equipment                        3-5 years       678,537        652,940
  Construction in process                                  47,798        278,239
  Leasehold improvement                 10-15 years       145,505        145,505
                                                       ----------     ----------
                                                       12,060,330     11,790,041

           Less accumulated depreciation                5,260,154      4,479,401
                                                       ----------     ----------
  Total property, plant and equipment, net             $6,800,176     $7,310,640
                                                       ==========     ==========

     Depreciation  expense for the years ended December 31, 2006, 2005 and 2004,
which  includes   amortization   of  capitalized   lease  assets,   amounted  to
approximately $780,800, $762,900 and $735,100, respectively.

     Included in property, plant and equipment are the following assets at the Company's Alabama subsidiary and which are substantially held under capitalized leases securing certain City of Montgomery, AL Industrial Development Bonds:


         December 31,
                                                          2006           2005
                                                          ----           ----
         Land                                          $  278,325     $  278,325
         Building                                       4,389,154      4,390,894
         Manufacturing and warehouse equipment          6,564,504      5,747,411
         Construction in process                           23,391        274,843
                                                       ----------     ----------
                                                       11,255,374     10,691,473
         Less accumulated depreciation                  4,598,825      3,557,788
                                                       ----------     ----------
           Total                                       $6,656,549     $7,133,685
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

Note 3 - Note payable, bank:

     During 2002, the Company secured a revolving line of credit, which provided a maximum of $6 million of working capital from the commercial bank providing the financing for the expansion discussed in Note 2, above. The line carries interest based on the 30 day LIBOR rate plus 275 basis points (approximately 8.10% and 7.14% at December 31, 2006 and 2005 respectively) payable monthly and is collateralized by the Company's inventory, trade receivables, and intangible assets. During May, 2004, the Company and its commercial bank agreed to increase the maximum allowed borrowing under the line to $6 million. The remaining terms including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios were substantially unchanged. At December 31, 2006 the Company was in compliance with all financial covenants of the loan agreement. At December 31, 2005 the bank had waived the Company's non-compliance with certain of its financial covenants. This financing matures on May 31, 2007.

     As of December 31, 2006 and 2005 the Company was obligated to its commercial lender under this arrangement in the amounts of $2,150,000 and $4,000,000 respectively. The average outstanding loan balances and interest incurred for the years ended December 31, 2006 and 2005 were approximately $4,081,000, $4,552,000 and $321,500 and $283,000, respectively.

Note 4 - Long-term debt:

     Long-term debt at December 31, 2006 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2006, $1,783,108 and $2,960,000 were outstanding attributable to the 1997 and 2002 series, respectively. At December 31, 2006 and 2005, $2,125,000 and $3,080,000 were outstanding, respectively.
During the year ended December 31, 2005 interest rates ranged between 1.8% and 3.3%. During the year ended December 31, 2006 interest rates ranged between 3.08% and 4.24%. Interest expense for 2006 and 2005 was approximately $188,200 and $156,600, respectively. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment. During 2006 and 2005, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $57,300 and $56,300, at December 31, 2006, and 2005 respectively, have varying maturities through 2010 and carry interest rates ranging from 7% to 12% for both years. Interest expense for 2006 and 2005 was approximately $5,200 and $3,700 respectively.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby the bank advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at December 31, 2006 and 2005 were approximately $ 333,300 and 433,300, respectively. The interest rate is calculated at prime plus 2.5% per annum, respectively or 10.75% at December 31, 2006. Such obligation matures on April 15, 2010. Interest incurred for 2006 and 2005 was approximately $29,100 and $22,000, respectively.

     In 2005 Mr. Dornau loaned of the Company $1.5 million in order to bolster working capital. In connection with such loan, the Company issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants were exercisable 500,000 shares at $1.13 and 500,000 shares at $.863.
The  exercise  prices were  determined  by the closing bid of our stock plus ten
(10) percent on each date of grant. In addition, he had the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert the $1.5 million loan made to the Company into 1.5 million shares. Such transaction was approved unanimously by the members of our Board of Directors (with Mr. Dornau abstaining from the vote).

     The composition of these obligations at December 31, 2006 and 2005 were as follows:

                                                            Current Portion                   Long Term Portion
                                                           2006          2005              2006         2005
                                                       ----------     ----------       ----------     ----------
                                                                      (Restated)                      (Restated)
         Industrial Development Bonds                  $  460,000     $  460,000       $4,283,107     $4,745,000
         Notes payable                                     99,996         99,996          233,344        331,448
         Capitalized equipment leases                      26,064         20,856           33,739         35,408
         Subordinated note payable-P. Dornau                  -              -                -        1,150,000-
                                                       ----------     ----------       ----------     ----------
                                                          586,060        580,852        4,550,190      6,261,856
         Less imputed interest                                -              -                -          310,898
                                                       ----------     ----------       ----------     ----------
                                                       $  586,060     $  580,852       $4,550,190     $5,950,958
                                                       ==========     ==========       ==========     ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

        Year ending December 31,
                           2007              $  586,060
                           2008                 579,490
                           2009                 572,051
                           2010                 495,540
                           2011                 460,000
                       Thereafter             2,443,109
                                             ----------
                            Total            $5,136,250
                                             ==========
Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:

                                                           2006          2005             2004
                                                       ----------     ----------       ----------
    Income tax provision (benefit):                                   (Restated)       (Restated)
               Federal - current                       $   -          ( $274,500)      $   47,600
                       - deferred                          -          (  260,000)          54,400
               State                                       -                 -              5,000
                                                       ----------     -----------      ----------
                            Total                      $   -          ($ 534,500)        $107,000
                                                       ==========     ===========      ==========

     The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows: Year ended December 31,

                                                           2006          2005             2004
                                                       ----------     ----------       ----------
    Computed at statutory rate                              34.0%     (    34.0%)           34.0%
    State tax, net of federal benefit                                                        5.5%
    Not being able to utilize entire tax benefit
        as a carry-back*                              (     34.0)          11.2%              -
    Other, principally deferred income
             taxes attributable to depreciation             -                                46.7
                                                       ----------     -----------      ----------
           Effective tax rate                               -         (    22.8%)           86.2%
                                                       ==========     ===========      ==========

* The reduction from the statutory rate for the year ended December 31, 2006 represents the Income Tax effect of operating loss carryovers to offset the current year's Taxable Income.

     At December 31, 2006 the Company had available tax loss carryovers available as offsets against future taxable income aggregating approximately $265,800 and $1,923,600 for federal and Florida purposes, respectively expiring in 2025. If fully utilizable, such carryovers would result in a deferred tax asset of approximately $90,400 and $264,100 as of December 31, 2006 and 2005, respectively. There is no assurance that the Company will ever avail itself of all or a portion of such carryovers, accordingly, a valuation allowance has been established against this deferred asset.

     The Company's deferred tax asset and liability accounts consisted of the following at December 31:

                                                          2006           2005
                                                       ----------     ----------
               Deferred tax asset                      $   90,400     $  264,100
               Less valuation allowance                (   90,400)    (  264,100)
               Deferred Tax Liability                         -              -
                                                       ----------     -----------
                            Total                      $      -       $      -
                                                       ==========     ===========

     During the year ended December 31, 2005, we reversed deferred income taxes payable aggregating $260,000 as the underlying reason for such deferral was the timing differences between our financial statement and income tax treatment of depreciation expense and such differences are anticipated to reverse during the available time of existing income tax loss carryovers.

Note 6 - Related party transactions:

     At December 31, 2006 and 2005, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $231,200 and $29,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus an amount to cover manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales to affiliates aggregated approximately $622,300, $826,900, and $616,800 during the years ended December 31, 2006, 2005, and 2004, respectively; and allocable administrative fees aggregated $350,000, $300,000 and $300,000, respectively for such periods.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000 to be repaid in monthly installments of $3,357 plus prevailing interest at prime plus 1%. During March 2006 when the principal balance outstanding amounted to $295,752, the Company received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company had no further obligation associated with this debt. The Company recognized additional paid-in capital attributable to this transaction in the amount of $295,752.

Note 7 - Commitments

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2006. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations during the years ended December 31, 2006, 2005, and 2004 amounted to approximately $100,500 each year.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $306,000 and $336,800 at December 31, 2006 and 2005, respectively, is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases:

           Year ending December 31,
                                          2007         $  106,597
                                          2008            108,729
                                    Thereafter                -
                                                       ----------
                                    Total              $  215,326
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

     During 1994, the Company adopted a non-qualified employee stock option plan covering 400,000 shares of its common stock (this plan has expired and no further awards can be made under its provisions). During 2002, the Company adopted a qualified employee incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.

     The following schedule reflects the status of outstanding options under the Company's three stock option plans as of December 31, 2006, as adjusted for the Company's stock dividend distributions of 2000 and 2002.

                                                                                                             Weighted
                           Date             Options         Exercisable       Exercise        Expiration      average
           Plan            granted          outstanding       options           price            date       remaining life
           1994            10/26/04           159,500           63,800          $1.050        10/25/09         2.83
           2002            10/22/02           125,000          100,000          $1.260        10/21/07          .75
           2002            03/02/04           140,000           56,000          $1.620        03/01/09         2.25
           2002            11/09/06           135,000              -            $0.930        11/08/11         4.83
           2002  NQ        10/22/02            35,000           35,000          $1.260        10/21/12         5.75
           2002  NQ        06/20/03            40,000           40,000          $1.030        06/19/13         6.50
           2002  NQ        05/25/04            40,000           40,000          $1.460        05/04/14         7.50
           2002  NQ        04/03/06            40,000              -            $1.090        04/02/16         9.50
                                              -------          -------          ------                         ----
                                              714,500          478,000                                         3.86
                                              =======          =======                                         ====

     In addition to the foregoing, on March 25, 1999, the Company granted two officers a five-year option for 115,500 shares each, as adjusted for the Company's stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009.

     Prior to January 1, 2006, the Company accounted for its stock based compensation plans as permitted by SFAS No. 123 (R), using the intrinsic value method prescribed by APB No. 25 and made pro-forma disclosures required by SFAS 148 for the years ended December 31, 2005 and 2004. All options granted under the Company's various stock option plans had exercise prices equal to the fair market value of the underlying common stock on the dates of grants. Statement of Financial Accounting Standards No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro forma net income and earnings per share as if such Statement had been applied. The following table is presented pursuant to such requirement.

                                                      Year ended December 31,
                                                       2005             2004
                                                    ------------      ----------
                                                     (Restated)       (Restated)

  Net (loss) income               As reported       ($1,813,193)      $ 17,222
                                  Pro forma         ($1,858,710)      ($18,604)

  Earnings (loss) per share       As reported       ($      .32)      $    -
                                  Pro forma         ($      .32)      $    -

     A summary of the Company's stock options as of December 31, 2006, 2005 and 2004, and changes during the years ending on these dates, is presented below:

                                          2006                           2005                                  2004
                                     ---------------                  ----------------                      ------------------
                                              Weighted                          Weighted                                Weighted
                             Optioned         average          Optioned          average             Optioned            average
                              Shares       exercise price       shares         exercise price         shares          exercise price
                            ----------     --------------     -----------      --------------       ----------
    Options outstanding
     at beginning of year         964,500      $1.12         1,183,000          $1.12             1,106,210             $ .95
    Granted                       175,000                                          -                412,500
    Expired                 (      51,000)                   (  59,000)                           (  19,240)
    Exercised               (     143,500)                   ( 159,500)                           ( 316,470)
                            --------------     -----         ----------         -----             ----------            ------
    Options outstanding at
      end of year                 945,500      $1.11           964,500          $1.12             1,183,000             $ 1.12
                            ==============     =====         ==========         =====             ==========            ======

     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised. Compensation cost recognized during the year ended December 31, 2006 attributable to stock options amounted to $74,178.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2006, 2005 and 2004; risk free rate ranging from 4.35% to 4.84%, no dividend yield for all years, expected life from five years to ten years and volatility of approximately 35.2% to 48.8%.

     As of December 31, 2006 there was approximately $156,200 of unrecognized compensation cost related to un-vested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2012.

  Note 9 - Major customers:

     The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated gross revenue for the years ended December 31, 2006, 2005, and 2004. Sales to this customer represented approximately 43%, 26% and 39% of consolidated gross revenues for such periods, respectively.

     The Companys top five customers represented approximately 59%, 43%, and 55% of consolidated revenues and 57% and 26% of consolidated trade receivables for the years ended December 31, 2006, 2005, and 2004, and at the balance sheet date for the years then ended, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

Note 10 - Earnings per share:

     Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004:

                                   2006                2005              2004
                                ---------           ---------          ---------
           Basic                6,207,983           5,700,774          5,356,316
           Diluted              7,214,326           5,700,774          5,500,113

     In 2005, the Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

Note 11- Shareholders' equity:

     During the years ended December 31, 2006, 2005 and 2004 the Company awarded 129,000, 122,000 and 140,500 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $119,400, $97,300 and $87,800 for each period, respectively.

     During December 2006 and August 2005, certain employees of the Company exercised stock options scheduled to expire during the respective current year covering 143,500 and 159,500 shares of its common stock respectively. The aggregate exercise price of such transactions amounted to approximately $147,000 and $92,900 and is reflected in the accompanying financial statements as additional paid-in capital.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000 to be repaid in monthly installments of $3,357 plus prevailing interest at prime plus 1%. During March 2006 when the principal balance outstanding amounted to $295,752, the Company received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company had no further obligation associated with this debt. The Company recognized additional paid-in capital attributable to this transaction in the amount of $295,752.

     On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert the $1.5 million loan made to the Company into
1.5 million shares of the Company's common stock. Such transaction was approved unanimously by the members of our Board of Directors (with Mr. Dornau abstaining from the vote). Mr. Dornau loaned the Company $1.5 million in order to bolster working capital. In connection with such loan, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants were exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. The Company recognized additional paid-in capital attributable to this transaction in the amount of $1,240,940.

Note 12 - Restatements:

Year ended December 31, 2005:

     During the fourth quarter of 2005, we finalized a financing arrangement with our President and Chief Executive Officer, Peter G. Dornau. The terms of such financing are disclosed above in Note 4 - Long-term debt and Note 11 - Shareholders' Equity. In our original Form 10-K filing we treated all of the proceeds we received from draws against this revolving loan as debt. At that time we did not compute the fair value of the warrants issued to Mr. Dornau and reclassify such amount as additional paid-in capital along with a related "compensation cost" or imputed interest to be amortized over the five year life of the obligation. Utilizing a Black-Scholes pricing model, the allocation that should have been made during December 2005 aggregates $310,898. This reclassification, incorporated herein, did not impact our previously reported cash flows or operating results for the year ended December 31, 2005. However, had the reclassification been made on a timely basis, long-term obligations would have been reduced and shareholders' equity would have been increased by the $310,898 at December 31, 2005.

Year ended December 31, 2004:

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

     The effect of the foregoing on our consolidated balance sheet and the consolidated statement of operations as of December 31, 2005 and 2004 and the years then ended is as follows:

     Consolidated Balance Sheet at December 31, 2005 and 2004:

                                                                        Long- term debt                   Shareholders' equity
                                                                      2005         2004                   2005           2004
                                                                   -----------  ----------              ----------    ----------
      As originally reported                                       $6,261,856   $5,580,250              $4,290,697    $5,888,495

      Reclassification of imputed interest associated
        with warrants issued pursuant to Subordinated
        Revolving Note Payable                                     (  310,898)         -                   310,898       -

      Recognition of compensation cost associated with
        stock options granted to Messrs. Dornau and
        Tieger as to which certain terms were modified                 -               -                    61,000        61,000
                                                                   ----------   ----------              ----------    ----------
      As restated                                                  $5,950,958   $5,580,250              $4,662,595    $5,949,495
                                                                   ==========   ==========              ==========    ==========

     Consolidated  Statement of Operations  for year ended December 31, 2005 and
2004:

                                                                            2005                                  2004
                                                                          ---------                           -------------
      Income (loss) before provision for income taxes,
             as originally reported                                            ($2,347,693)                           $  302,554

      Recognition of compensation cost associated with
        stock options granted to Messrs. Dornau and Tieger
        as to which  certain terms were modified                                       -                                 178,332
                                                                               ------------                           ----------
      Income (loss) before provision for income taxes,
             as restated                                                       ( 2,347,693)                              124,222

      Provision (benefit) for Income Taxes, as originally
      reported                                                     ($ 534,500)                          $  168,000

        Reduction in provision for Income Taxes attributable
             to the foregoing                                             -    (   534,500)            (   61,000)      107,000

                                                                   ----------  ------------            -----------    ----------
      Net income (loss), as restated                                           ($1,813,193)                           $   17,222
                                                                               ============                           ==========
      Earnings (loss) per share:
                                                                      Basic       Diluted                 Basic        Diluted
                                                                   ----------   -----------             ----------    ----------

      As originally reported                                       ($     .32)  ($     .32)             $      .00    $      .00

      Adjustment for "compensation cost"                                   -            -               (      .00)   (      .00)
                                                                   ----------   -----------             -----------   -----------
      As restated                                                  ($     .32)  ($     .32)             $      -      $       -
                                                                   ===========  ===========             ===========   ===========

Note -13 Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No.159 to its consolidated financial statements.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, ("FIN 48"). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the impact of adopting FIN No. 48 but does not anticipate that the impact will be material to its consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140 , regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.