Form 10-Q
period 2007-03-31
OCEAN BIO CHEM INC
filed 2007-05-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934), or a non-accelerated filer

  Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer [x]

     Indicate the number of shares outstanding of each class of the Issuer's common stock, as of the latest practicable date::

           $.01 par value common stock, 10,000,000 shares authorized, 7,621,316 shares issued and outstanding at March 31, 2007

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                             Page
 -----------------------                                                   ----
Part I - Financial Information:

  Item 1. -  Financial Statements:
        Consolidated balance sheets as of March 31, 2007
          and December 31, 2006                                             3
        Consolidated statements of operations for
          the three months ended March 31,
          2007 and 2006                                                     4
        Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 2007 and 2006                                     5
        Consolidated statements of cash flows
          for the three months ended March 31,
          2007 and 2006                                                     6

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                     7-11

  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                     11

  Item 4 - Controls and Procedures                                          11

Part II - Other Information:

  Item 1. - Legal Proceedings                                               11
  Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds     11
  Item 3. - Defaults upon Senior Securities                                 11
  Item 4. - Submission of Matters to a Vote by Security Holders             11
  Item 5. - Other Matters                                                   11
  Item 6. - Exhibits                                                        11

Signatures                                                                  12

Certifications                                                             13-15

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      MARCH 31,          DECEMBER 31,
                                                                        2007                2006
                                                                     ------------        ------------
                                                                     (UNAUDITED)
Current assets:
  Cash                                                               $   470,920         $    71,080
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately  $36,700 at March 31,
    2007 and $192,700 at December 31, 2006, respectively               2,105,609           2,026,870
  Inventories, net                                                     6,435,673           5,647,933
  Prepaid expenses and other current assets                              235,010             218,151
                                                                     ------------        ------------
      Total current assets                                             9,247,212           7,964,034
                                                                     ------------        ------------
  Property, plant and equipment, net                                   6,646,939           6,800,176
                                                                     ------------        ------------
Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                           330,439             330,439
  Due from affiliated companies, net                                     229,052             231,200
  Deferred Charges, Deposits and other assets                            206,108             203,510
                                                                     ------------        ------------
      Total other assets                                                 765,599             765,149
                                                                     ------------        ------------
      Total assets                                                   $16,659,750         $15,529,359
                                                                     ============        ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                           $ 1,435,402         $   943,907
  Note payable - bank                                                  3,049,996           2,150,000
  Current portion of long term debt                                      486,559             586,060
  Accrued Expenses Payable & Taxes                                       499,848             363,669
                                                                     ------------        ------------
      Total Current Liabilities                                        5,471,805           4,043,636
                                                                     ------------        ------------
Long term debt, less current portion                                   4,403,363           4,550,190
                                                                     ------------        ------------
Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares authorized;
     7,621,316 shares issued and outstanding at
     March 31, 2007 and December 31, 2006, respectively                   76,213              76,213
  Additional paid-in capital                                           7,268,833           7,257,447
  Foreign currency translation adjustment                            (   175,298)        (   176,094)
  Deficit                                                            (   376,971)        (   213,838)
                                                                     ------------        ------------
                                                                       6,792,777           6,943,728
  Less cost of common stock in treasury, 7,519 shares
     at March 31, 2007 and December 31, 2006                         (     8,195)        (     8,195)
                                                                     ------------        ------------

                                                                       6,784,582           6,935,533
                                                                     ------------        ------------
   Total liabilities and shareholders' equity                        $16,659,750         $15,529,359
                                                                     ============        ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                        2007                2006
                                                                     ------------        ------------
Gross sales                                                          $ 4,419,657         $ 4,788,822

Less discounts, returns and Allowances                                   397,249             379,230
                                                                     ------------        ------------

Net sales                                                              4,022,408           4,409,592

Cost of goods sold                                                     2,847,509           3,060,522
                                                                     ------------        ------------

Gross profit                                                           1,174,899           1,349,070
                                                                     ------------        ------------

Operating expenses:
    Advertising and promotion                                            206,652             186,920
    Selling and administrative                                         1,034,142             828,086
    Interest expense                                                      97,238             142,510
                                                                     ------------        ------------

       Total operating expenses                                        1,338,032           1,157,516
                                                                     ------------        ------------

Operating profit (loss)                                              (   163,133)            191,554

Interest and other income                                                    -                 1,286
                                                                     ------------        ------------

Income (loss) before provision (benefit)
   for income taxes                                                  (   163,133)            192,840

Provision (benefit) for income taxes                                       -                     -
                                                                     ------------        ------------
Net income (loss)                                                    (   163,133)            192,840


Other comprehensive income:
    Foreign currency translation,
     Net of taxes                                                            796               5,499
                                                                     ------------        ------------

Comprehensive income (loss)                                          ($  162,337)        $   198,339
                                                                     ============        ============

PER SHARE AMOUNTS:
    Basic and diluted (loss) income
       per common share                                              ($      .02)        $       .03
                                                                     ============        ============
    Basic and diluted average number
        of common and common equivalent
        shares outstanding                                             7,621,316           5,849,316
                                                                     ============        ============

The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                               Foreign       Retained
                          Common stock         Additional     currency        earnings      Treasury
                     Shares        Amount   paid-in capital   adjustment     (deficit)       stock         Total
                    ---------      -------  ---------------   ----------     ---------      --------     ---------
January 1,
   2007             7,621,316      $76,213     $7,257,447     ($176,094)     ($213,838)     ($8,195)     $6,935,533

Net loss                                                      ( 163,133)                                 (  163,133)

Compensation Costs
   Associated with
    Stock Options                                  11,386                                                    11,386

Foreign currency
  translation
  adjustment                                                        796                                         796
                    ---------      -------     ----------     ----------     ---------      --------     ----------
March 31,
  2007              7,621,316      $76,213     $7,268,833     ($175,298)     ($376,971)     ($8,195)     $6,784,582
                    =========      =======     ==========     ==========     ==========     ========     ==========


January 1,
   2006             5,849,316      $58,493     $4,908,615     ($179,653)     ($488,563)     ($8,195)     $4,290,697

Net income                                                                     192,840                      192,840

Debt forgiveness -
   Affiliate                                      295,752                                                   295,752

Foreign currency
  translation
  adjustment                                                      5,499                                       5,499
                    ---------      -------     ----------     ----------     ---------      --------     ----------
March 31,
  2006              5,849,316      $58,493     $5,204,367     ($174,154)     ($295,723)     ($8,195)     $4,784,788
                    =========      =======     ==========     ==========     ==========     ========     ==========




                       OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)


                                                                        2007                2006
                                                                     ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                                 ($  163,133)        $   192,840

   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
       Depreciation and amortization                                     193,237             193,637
       Compensation cost associated with
         option modifications                                             11,386                 -
         (Increase) decrease in accounts receivable -
         allowance for doubtful account                              (   156,000)                -
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                       77,261         (   143,918)
         (Increase) decrease in inventory                            (   787,740)        (   638,645)
         (Increase) decrease in prepaid expenses                     (    19,459)             38,859
         (Decrease) increase in accounts payable
           and accrued taxes and other                                   627,675             630,166
                                                                     ------------        ------------
   Net cash provided (used) by operating activities                  (   216,772)            272,939
                                                                     ------------        ------------
   Cash flows used by investing activities:
        Purchases of property, plant and equipment                   (    40,000)        (   155,855)
                                                                     ------------        ------------
   Net cash used by investing activities                             (    40,000)        (   155,855)
                                                                     ------------        ------------
    Cash flows from financing activities:
        Borrowings line of credit                                      1,400,000             550,000
        Principal payments - line of credit                          (   500,004)        (   700,000)
        (Increase)  decrease in amounts due from affiliates                2,149               2,189
        Increase (decrease) long-term debt                           (   246,329)        (    58,728)
        Common stock transactions                                            -                   -
                                                                     ------------        ------------
    Net cash provided (used) by financing activities                     655,816         (   206,539)
                                                                     ------------        ------------
Increase (decrease) in cash prior to effect of
      exchange rate on cash                                              399,043         (    89,455)
Effect of exchange rate on cash                                              796               5,499
                                                                     ------------        ------------
Net increase (decrease) in cash                                          399,839         (    83,956)

Cash at beginning of period                                               71,080             204,543
                                                                     ------------        ------------
Cash at end of period                                                  $   470,920         $   120,587
                                                                     ============        ============

Supplemental disclosure of cash transactions:
  Cash paid for interest during period                               $    97,238         $    83,656
                                                                     ============        ============
  Cash paid for income taxes during period                           $       -           $       -

Non-cash investing and financing activities:

  Forgiveness of indebtedness to an affiliate                        $       -           $    295,752
                                                                     ============        ============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with
Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2007 or the full year ending December 31, 2007 due to seasonal fluctuations in our business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

     Certain financial statement items for the quarter ended March 31, 2006 have been reclassified to conform to the 2007 presentation.


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

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. A valuation allowance for slow moving inventory is reflected in the balance sheets at March 31, 2007 and December 31, 2006. The composition of inventories at March 31, 2007 and December 31, 2006 were as follows:

                        March 31, 2007    December 31, 2006
                        --------------    -----------------
    Raw materials       $ 2,414,999         $ 3,423,030
    Finished goods        4,021,174           2,224,903
                        -----------          ----------
                        $ 6,435,673         $ 5,647,933
                        ===========         ===========

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

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Over the past two years, our five largest customers historically represented a range of approximately 79% to 75% of consolidated gross revenues and 54% to 56% of consolidated accounts receivable, respectively. We have experienced a longstanding relationship with each of these entities and have always collected open receivable balances in a timely manner. However, the loss of any of these customers could have an adverse impact on our operations.

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

Recent Accounting Pronouncements:

     During September 2006 the FASB issued SFAS 157, Fair Value Measurements. This pronoucement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of the SFAS are effective as January 1, 2008.

     During February 2007, the FASB issued SFAS 159, The Fair VAlue OPtion for Financial Assets and Financial Liabilities. Such pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of the SFAS are effective January 1, 2008.

     The Company has determined that these recent accounting pronoucements will not have a material effect on its financial statements.

Liquidity  and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2007, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 8.07% at March 31, 2007) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of March 31, 2007, we were obligated under this arrangement in the amount of $3,050,000. Based on discussions with our bank, we expect, but cannot give assurance , that such line will be renewed on May 31, 2007.

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

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the three months ended March 31, 2007 such bonds carried interest ranging between 3.70% and 3.91% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at March 31, 2007 were approximately $333,340 and 2.5% per annum, respectively). The maturity on this obligation is April 15, 2010.

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

     As of March 31, 2007 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Corporate management has enhanced its analysis, supervision and overall involvement with our manufacturing facility. We have identified several areas that require improvement and through increased on-site management presence, major personnel changes, adoption of certain strategic enhancements to our manufacturing process, and a renewed commitment from our team in Alabama to strive for improved efficiency and cost savings, we believe that we will achieve a material reduction in manufacturing cost thereby improving product margins and operating results at Kinpak during 2007.

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

                 Quarter ended
                    March 31,       Net sales         Net income (loss)
                    ---------     -----------         -----------------
                     2007         $ 4,022,408          ($ 163,133)
                     2006           4,409,592             192,840
                     2005           3,095,778          (  571,216)
                     2004           3,437,586          (  205,541)
                     2003           2,870,767          (  682,058)

     The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Results of Operations:

     NET SALES for the three months ended March 31, 2007 were $4,022,408, a decrease of $387,184 (8.8%) compared to net sales of $4,409,592 for the corresponding period in 2006. The decreases in sales were primarily due to two reasons: In the 1st quarter of 2006 a major customer ( West Marine ) resumed buying products in a more normalized buying pattern, resulting in larger quantities purchased after their 2005 inventory reduction program. This significantly curtailed purchasing of our products in the 4th quarter of 2005 by West Marine. The 1st quarter sales of 2007 to West Marine represented a more normal buying pattern. We expect to continue the 1st quarter 2007 West Marine buying trend in the future. In addition the inclement weather in the northeast and mid west parts of the United States has delayed the start of the boating season, resulting in slower sales of our products.

     GROSS PROFIT for the three months ended March 31, 2007 was $1,174,899, a decrease of $174,171 (13%) as compared to $1,349,070 for the corresponding period of 2006. Gross profit as a percentage of sales for the first quarter of 2007 declined to 29.2% compared to 30.6% for the same period of 2006. The decrease in gross profit margin is mostly due to lower factory overhead absorption resulting from reduced sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2007 were $1,034,142, an increase of $206,056 (25%) as compared to $828,086 for the corresponding period of 2006. During the first quarter of 2007 the Company hired two new executives, the Chief Financial Officer and the Vice President of Marketing & Advertising. These executives transitioned with their predecessors, resulting in higher salaries. In addition, there were higher consulting fees, outside services, other professional fees and outsourced data processing services.

     ADVERTISING AND PROMOTION expenses for the three months ended March 31, 2007 were $206,652, an increase of $19,733, (10.6%) as compared to $186,920 for the corresponding period of 2006. This was the result of increased television and radio adverting. We strategically started promoting our Startron enzyme fuel additive. These expenses were partially offset by lower customer catalog and promotion allowances.

     INTEREST EXPENSE for the three months ended March 31, 2007 was $97,238, a decrease of $45,272 (32%) as compared to $142,510 for the corresponding period of 2006. The interest expense decreased significantly due to the lower debt levels for comparative periods. This is a result of our Chief Executive Officer, President Peter Dornau converting $1,500,000 of debt to equity in the 4th quarter of 2006.

     INCOME TAX EXPENSE -There was no provision for income taxes in the current quarter as the Company had sufficient net operating loss carryover amounts to offset any potential taxes that would otherwise be due on the earnings.

     The net loss for the quarter ended March 31, 2007 amounted to $163,133 compared income of $192,840 for the comparable period in 2006, a decrease of $355,974.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

     Interest rate risk

     As of March 31, 2007, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of March 31, 2007 the interest rate on our $4,900,000 outstanding balance of industrial revenue bonds was approximately 3.7% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at March 31, 2007 was 8.07 %). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2007.

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

            There have been no material changes

Item 2. - Unregistered Sales of Equity Securities:  Not applicable

Item 3. - Defaults Upon Senior Securities:  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders:  Not applicable

Item 5. - Other Information:

     On April 2, 2007, the Company's Board of Directors elected Jeffrey S. Barocas, Gregor M. Dornau and William W. Dudman to serve as a member of the Board.

     On January 25, 2007 and April 16, 2007 Jeffrey J. Tieger and Edward Anchel, respectively resigned their positions as officers of the Company. Mr. Tieger also resigned his seat on the Board of Directors; Mr. Anchel will continue to serve on the Board.

     On April 16, 2007 the Company's Board of Directors approved adopting the 2007 Incentive Stock Option Plan covering an amount not to exceed 400,000 shares ofcommon stock.

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

   OCEAN BIO-CHEM, INC.

Date:          May 14, 2007                  /s/ Peter G. Dornau
                                             ------------------------
                                             Peter G. Dornau
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                             /s/ Jeffrey S.Barocas
                                             ------------------------
                                             Jeffrey S. Barocas
                                             Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2007;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(i) and 15d-15(f) for the Registrant and have:

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


Dated:    May 14, 2007                       /s/ Peter G. Dornau
                                             ------------------------
                                             Peter G. Dornau
                                             Chairman of the Board and
                                             Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

 1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2007;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(i) and 15d-15(f) for the Registrant and have:

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


Dated:    May 14, 2007                       /s/ Jeffrey S. Barocas
                                             ------------------------
                                             Jeffrey S. Barocas
                                             Chief Financial Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION

     Pursuant to 18 U.S.C.Section 1350, the undersigned officers of Ocean Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May  14, 2007                        /s/ Peter G. Dornau
                                             ------------------------
                                             Peter G. Dornau
                                             Chairman of the Board and
                                             Chief Executive Officer



                                             /s/ Jeffrey S. Barocas
                                             ------------------------
                                             Jeffrey S. Barocas
                                             Chief Financial Officer