Form 10-Q
period 2007-06-30
OCEAN BIO CHEM INC
filed 2007-08-14
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           $.01 par value common stock, 10,000,000 shares authorized, 7,723,316 shares issued and outstanding at August 9, 2007

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


   Description                                                            Page

Part I - Financial Information:

  Item 1. -  Financial Statements:
      Consolidated balance sheets as of June 30, 2007
        and December 31, 2006                                               3
      Consolidated statements of operations for
        the three and six month periods ended June 30,
        2007 and 2006                                                       4
      Consolidated statements of changes in
        shareholders' equity for the six months
        ended June 30, 2007 and 2006                                        5
      Consolidated statements of cash flows
        for the six months ended June 30,
        2007 and 2006                                                       6
       Notes to consolidated financial statements                         7-12

  Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                   12-16

  Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                  16-17

  Item 4 - Controls and Procedures                                       17-18

Part II - Other Information:

  Item 1. - Legal Proceedings                                               18
  Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds     18
  Item 3. - Defaults upon Senior Securities                                 18
  Item 4. - Submission of Matters to a Vote by Security Holders             18
  Item 5. - Other Matters                                                   18
  Item 6. - Exhibits                                                        18

Signatures                                                                  18

Certifications                                                           19-21

                         PART I - Financial Information

 Item l.  Financial Statements:

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               JUNE 30,              DECEMBER 31,
                                                                                2007                     2006
                                                                             -----------             ------------
                                                                             (UNAUDITED)
 Current assets:
  Cash                                                                       $   840,508             $     71,080
  Trade accounts receivable net of allowance for doubtful
    accounts of approximately  $50,300 and $192,700 at June 30,
    2007 and December 31, 2006, respectively                                   2,479,135                2,026,870
  Inventories (net)                                                            6,513,007                5,647,933
  Prepaid expenses and other current assets                                      269,486                  218,151
                                                                             -----------             ------------
      Total current assets                                                    10,102,136                7,964,034
                                                                             -----------             ------------
 Property, plant and equipment, net                                            6,486,378                6.800,176
                                                                             -----------             ------------
 Other assets:
  Trademarks, trade names and patents, net
   of accumulated amortization                                                   331,695                  330,439
  Due from affiliated companies, net                                                -                     231,200
  Deposits and other assets                                                      177,569                  203,510
                                                                             -----------             ------------
     Total other assets                                                          509,264                  765,149
                                                                             -----------             ------------
      Total assets                                                           $17,097,778             $ 15,529,359
                                                                             ===========             ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                   $ 1,235,278             $    943,907
  Note payable - bank                                                          3,000,000                2,150,000
  Current portion of long term debt                                              586,555                  586,060
  Accrued expenses payable                                                       719,192                  363,669
                                                                             -----------             ------------
       Total Current Liabilities                                               5,541,025                4,043,636
                                                                             -----------             ------------
Long term debt, less current portion                                           4,256,911                4,550,190
                                                                             -----------             ------------
  Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares authorized;
     7,723,316 and 7,621,316 shares issued and outstanding at
     June 30, 2007 and December 31, 2006, respectively                            77,233                   76,213
   Additional paid-in capital                                                  7,423,121                7,257,447
   Foreign currency translation adjustment                                   (   209,939)            (    176,094)
   Retained earnings (deficit)                                                    17,622             (    213,838)
                                                                               7,308,037                6,943,728
                                                                             ------------            -------------
Less treasury stock, 7,519 shares at cost                                    (     8,195)            (      8,195)
                                                                             ------------            -------------
                                                                               7,299,842                6,935,533

Total liabilities and shareholders' equity                                   $17,097,778             $ 15,529,359
                                                                             ============            =============

                              OCEAN BIO-CHEM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                          ENDED JUNE 30,

                                                    2007                 2006                2007           2006
                                                 ----------           -----------       -----------       -----------
Gross sales                                      $5,968,738           $4,658,995        $10,388,395       $9,447,817

Allowances                                          534,735              327,486            931,984          706,716
                                                 ----------           -----------       -----------       -----------
Net sales                                         5,434,003            4,331,509          9,456,411        8,741,101

Cost of goods sold                                3,275,260            3,154,032          6,122,769        6,214,554
                                                 ----------           -----------       -----------       -----------
Gross profit                                      2,158,743            1,177,477          3,333,642       2,526,547
                                                 ----------           -----------       -----------       -----------
Costs and expenses:
  Advertising and promotion                         467,380              285,437            674,032          472,357
  Selling and administrative                      1,190,910              912,685          2,225,052        1,740,771
  Interest expense                                  105,860              192,591            203,098          335,102
                                                 ----------           -----------       -----------       -----------
    Total cost and expenses                       1,764,150            1,390,713          3,102,182        2,548,230
                                                 ----------           -----------       -----------       -----------
Operating Income (loss)                             394,593           (  213,236)           231,460       (   21,683)

Other income                                           -                    -                  -               1,287
                                                 ----------           -----------       -----------       -----------
 Income (loss) before income taxes                  394,593           (  213,236)           231,460       (   20,396)

Income taxes (benefit)                                 -                    -                  -                -
                                                 ----------           -----------       -----------       -----------
Net Income (loss)                                   394,593           (  213,236)           231,460       (   20,396)

Other comprehensive income (loss), net of tax
   Foreign currency translation adjustment           34,912                8,23         (    33,845)          13,732
                                                 ----------           -----------       -----------       -----------
Comprehensive income (loss)                      $  429,505           ($ 205,003)       $   197,615       ($   6,664)
                                                 ==========           ===========       ============      ===========

Income (loss) per common share - basic           $      .06           ($     .03)       $       .03       $      .00
                                                 ==========           ===========       ============      ===========

Income (loss) per common share - diluted         $      .05           ($     .03)       $       .02       $      .00
                                                 ==========           ===========       ============      ===========

     The Company has adopted Statement of Financial Accounting Standards No. 130 that requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                      Foreign     Retained
                                   Common stock       Additional     currency     earnings     Treasury
                               Shares      Amount   paid-in capital adjustment    (deficit)      stock         Total
                             ---------    -------   --------------- ----------    ---------     -------     -----------
January 1,
   2007                      7,621,316    $76,213     $7,257,447    ( $176,094)   ($ 213,838)    ($8,195)    $6,935,533

Net Income                                                                           231,460                    231,460

Common stock
  issuances                    102,000      1,020        142,902                                                143,922

Stock based compensation                                  22,772                                                 22,772

Foreign currency
  translation
  adjustment                                                        (   33,845)                              (   33,845)
                             ---------    -------     ----------    -----------   -----------    --------    -----------
June 30,
  2007                       7,723,316    $77,233     $7,423,121    ($ 209,939)   $   17,622     ($8,195)    $7,299,842
                             =========    =======     ==========    ===========   ===========    ========    ===========


January 1, 2006,
   as previously
    reported                 5,849,316    $58,493     $4,908,615    ($179,653)    ($ 488,563)    ($8,195)    $4,290,697

Compensation cost
   associated with the
   modification of stock
   options                                                178,332                 (  178,332)

Compensation cost
   associated with
   stock warrants                                        310,898                                                310,898

January 1, 2006,             ---------    -------     ----------    -----------   -----------    --------    -----------
  as restated                5,849,316     58,493      5,397,845    (  179,653)   (  666,895)    ( 8,195)     4,601,595

Net loss                                                                          (   20,396)                (   20,396)

Debt forgiveness -
   affiliate                                             295,752                                                295,752

Common stock
  issuances                    129,000      1,290        118,132                                                119,422

Stock based compensation                                  23,257                                                 23,257

Foreign currency
  translation  adjustment                                               13,732                                   13,732

June 30,                     ---------    -------     ----------    -----------   -----------    --------    -----------
  2006                       5,978,316    $59,783     $5,834,986    ($ 165,921)   ($ 687,291)    ($8,195)    $5,033,362
                             =========    =======     ==========    ===========   ===========    ========    ===========



                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                                2007                    2006
                                                                             ------------            -------------
Cash flows from operating activities:
   Net income (loss)                                                         $   231,460             ($    20,396)

   Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
       Depreciation and amortization                                             388,498                  388,174
       Compensation cost associated with stock
          options and stock awards                                               166,694                  142,679
       Amortization of imputed interest                                             -                      31,090
         Decrease in accounts receivable -
          allowance for doubtful account                                         142,431                   46,600
   Changes in assets and liabilities:
         (Increase)  in accounts receivable                                  (   594,696)            (     65,511)
         (Increase)  in inventory                                            (   865,075)            (    842,872)
         (Increase) decrease in prepaid expenses                             (    26,650)                  98,768
         Increase in accounts payable
           and accrued taxes and other                                           644,898                  228,519
                                                                             ------------            -------------
   Net cash provided by operating activities                                      87,560                    7,051
                                                                             ------------            -------------
   Cash flows used by investing activities:
        Purchases of property, plant and equipment                           (    74,700)            (    219,478)
                                                                             ------------            -------------
   Net cash used in investing activities                                     (    74,700)            (    219,478)
                                                                             ------------            -------------
    Cash flows from financing activities:
        Borrowings line of credit                                              1,300,000                1,000,000
        Principal payments - line of credit                                  (   448,002)            (    800,000)
        Decrease in amounts due from affiliates                                  231,200                   80,091
        Increase in Long-term debt                                                  -                     125,000
        Principal payments long-term debt                                    (   292,785)            (    263,305)
                                                                             ------------            -------------
    Net cash provided (used) by financing activities                             715,713                  141,786
                                                                             ------------            -------------
Increase (decrease) in cash prior to effect of
      exchange rate on cash                                                      803,273             (     70,641)
Effect of exchange rate on cash                                              (    33,845)                  13,732
                                                                             ------------            -------------
Net increase (decrease) in cash                                                  769,428             (     56,909)

Cash at beginning of year                                                         71,080                  204,543
                                                                             ------------            -------------
Cash at end of period                                                        $   840,508             $    147,634
                                                                             ============            =============
Supplemental disclosure of cash transactions:
  Cash paid for interest during period                                       $   208,579             $    304,012
                                                                             ============            =============
  Cash paid for income taxes during period                                   $      -                $       -
                                                                             ============            =============
Supplemental information-disclosure of non-cash
transactions:
  Compensation cost associated with stock options and warrants               $    22,772             $     23,257
                                                                             ============            =============
  Forgiveness of indebtedness to an affiliate                                $      -                $    295,752
                                                                             ============            =============
The Company had no cash equivalents at June 30, 2007, and 2006.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF ACCOUNTING POLICIES



Interim Reporting


     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2007 or the full year ending December 31, 2007 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cost of goods sold/Selling, general and administrative expenses

     Cost of goods sold includes all of the direct and indirect costs of manufacturing our products. Included therein specifically are warehousing costs of both raw and finished materials, in-bound freight, out-bound freight (in those instances that we absorb such costs), purchasing, receiving, and inspection costs. Other costs of the distribution network are reflected in Selling, General and Administrative expenses. Also included therein are managerial and clerical wages and related expenses, office and administrative occupancy costs, taxes, professional fees, insurance coverage's and other related expenses.

Inventories

     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at June 30, 2007 and December 31, 2006 were as follows:

                                            2007                    2006
                                            ----                    ----
    Raw materials                     $   2,252,656             $ 3,423,030
        Finished goods                    4,310,351               2,244,903
        Less Inventory Reserve        (      50,000)            (    20,000)
                                      --------------            ------------
    Inventory - net                   $   6,513,007             $ 5,647,933
                                      ==============            ============

Stock Based Compensation

     At June 30, 2007, The Company had options outstanding under four stock-based compensation plans, which are described below. On January 1, 2006, The Company adopted Statement of Financial Accounting Standards No. 123, "Share Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

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

Stock Compensation Plans

     Under various plans, The Company may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Company's Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant, except for options granted to Mr. Dornau, our President and CEO, which are generally granted at a premium of 10% above the market price of the underlying common stock, and no option is exercisable after the expiration of five or ten years from the date of grant, depending on the Plan under which it was awarded. The stock options outstanding under our qualified or incentive plans were generally granted for terms of five years and vest on a straight line basis over such period. The stock options outstanding under our 2002 non qualified plan were generally granted for terms of ten years and vested immediately. No employee compensation expense was recognized in the financial statements upon either the grant or exercise of these stock options.

     As of June 30, 2007, the number of options outstanding and the number of shares available for grant under each Stock Option Plan and non-plan options is presented below: ptions outstanding

  Plan                          Options outstanding  Options available for grant
  -----------------------       -------------------  ---------------------------
  1994 Plan           159,500 shares       None - terminated 2004
  2002 Plan           400,000 shares       None
  2002 Non-qualified
        Plan          155,000 shares        45,000 shares
  2007 Plan           164,500 shares       235,500 shares
  Non-plan options    231,000 shares       N/A

                    ---------
                    1,110,000 shares
                    =========

Information with respect to our Stock Option Plan activity is as follows:

                                                               Weighted average
                                            Shares              exercise price

     Outstanding at December 31, 2006       945,500                 $1.21

     Granted                                164,500                 $1.66

     Exercised                                 -                      -

     Forfeited                                 -                      -
                                          ---------                 -----
     Outstanding at June 30, 2007         1,110,000                 $1.27
                                          =========                 =====

     For the six-month period ended June 30, 2007, The Company recognized $22,772 in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of June 30, 2007, The Company had $224,467 of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 5 years.

     The following information applies to options outstanding and exercisable as of June 30, 2007:

                                              Options               Exercisable       Exercise               Weighted
                                            outstanding               06/30/07         price                  years
         Options:                           -----------             -----------       --------               --------
         Non Plan Options                     231,000               231,000             .760
         1994 Plan                            159,500                63,800            1.050                    2.3
         2002 Plan                            125,000               100,000            1.260                    0.3
         2002 Plan                            140,000                84,000            1.620                    1.7
         2002 Plan                            135,000                  -               0.930                    4.4
         2007 Plan                            164,500                  -               1.660                    5.0
         2002 Plan (NQ)                        35,000                35,000            1.260                    5.4
         2002 Plan (NQ)                        40,000                40,000            1.030                    6.1
         2002 Plan (NQ)                        40,000                40,000            1.460                    6.9
         2002 Plan (NQ)                        40,000                40,000            1.090                    8.9
                                            ---------               -------                                     ---
                                            1,110,000               633,800                                     3.6
                                            =========               =======                                     ===

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

Restricted Stock Awards as Compensation:

     During May 2007 we issued 102,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.66 each. Shares were awarded as follows:

Officers:
   Peter G. Dornau, President and CEO                15,000 shares
   Jeffrey Barocas, Vice President and CFO            5,000 shares
   William Dudman, Vice President                    15,000 shares
   Gregor M. Dornau                                  15,000 shares
                                                    -------
                                                     50,000 shares

   Other employees, as a group (16 individuals)      52,000 shares
                                                    -------
                Total restricted shares awarded     102,000 shares
                                                    =======

     These restricted stock awards were approved by our shareholders at our Annual Meeting of Shareholders held on August 3, 2007.The Company recorded approximately $144,000 of compensation expense in the second quarter 2007. In the second quarter ended June 30,2006 the Company issues 129,000 shares of restricted stock at market value of $1.08 per share, bearing a restricted legend to certain officers and other key employees as a component of their compensation. 105,000 shares were issues to officers and 24,000 shares were issues to other employees

2.  PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at June 30, 2007 and December 31, 2006:

                                                 Estimated
                                                  Useful
                                                Life- Years           2007         2006

   Land                                              N/A          $   278,325              $    278,325
   Building                                           30            4,389,154                 4,389,154
   Manufacturing and warehouse equipment            6-20            6,563,590                 6,521,010
   Office equipment and furniture                    3-5              707,420                    678,537
   Construction in process                           N/A               20,307                    47,798
   Leasehold improvement                           10-15              178,403                   145,505
                                                                  -----------              ------------
                                                                   12,137,199                12,060,329

   Less accumulated depreciation                                    5,650,821                 5,260,153
                                                                  -----------              ------------
   Total property, plant and equipment, net                       $ 6,486,378              $  6,800,176
                                                                  ===========              ============

3. LONG-TERM DEBT

     Long-term debt at June 30, 2007 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At June 30, 2007, $1,613,108 and $2,900,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the six months ended June 30, 2007 interest rates ranged between 3.3% and 3.7%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     The company, through its subsidiary, Kinpak Inc., is obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $26,559 at June 30, 2007, have varying maturities through 2009 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced $500,000 to the Company in order to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2007 were approximately $283,300 and 7.6% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At June 30, 2006 the gross obligation aggregating $1,150,000 was outstanding pursuant to this obligation, which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the six months ended June 30, 2006, amortization of $31,090 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

     On November 10, 2006, our President and CEO, Peter G. Dornau indicated that he was exercising his right to convert our indebtedness to him into common stock pursuant to the terms of the Subordinated Revolving Line of Credit he entered into with the Company. Our total long-term debt was reduced and shareholders' equity was increased by approximately $1,241,000, respectively.

     The composition of these obligations at June 30, 2007 and December 31, 2006 were as follows:

                                             Current Portion                 Long Term Portion
                                             ---------------                 -----------------
                                           2007          2006              2007          2006
                                      ----------    ----------        ------------     ------------
  Industrial Development Bonds        $  460,000    $  460,000        $  4,053,108     $  4,283,107
  Notes payable                           99,996        99,996             183,346          233,344
  Capitalized equipment leases            26,559        26,064              20,457           33,739
                                      ----------    ----------        ------------     ------------
                                      $  586,555    $  586,060        $  4,256,911     $  4,550,190
                                      ==========    ==========        ============     ============

     Required principal payment obligations as of June 30, 2007 attributable to the foregoing are tabulated below:


                                 2007             $  586,555
                                 2008                579,490
                                 2009                572,051
                                 2010                495,540
                                 2011                460,000
                           Thereafter               2,149,830
                                                  ----------
                                Total             $4,843,466
                                                  ==========
4. RELATED PARTY TRANSACTIONS

     At June 30, 2007 and December 31, 2006, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating a net payable of approximately $ 5,524 and receivable of $231,200 respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $270,934 and $404,109 during the six months ended June 30, 2007 and 2006, and $74,256 and 110,109 for the three months ended June 30, 2007 and 2006, respectively.

     During March 2006, an affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, such amount was credited to Additional paid-in capital and increased the net amount due from affiliates.

Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2006. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $53,500 and $50,200 during the six months ended June 30, 2007 and 2006, and $25,100 and $25,100 during the three months ended June 30, 2007 and 2006 , respectively.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $290,000 and $306,000 at June 30, 2007 and 2006 and December 31, 2006, respectively is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

           Year ending December 31,:
                    2007            $ 106,597
                    2008               36,243
                    2009                 -
                    2010                 -
              Thereafter                 -
                                    ---------
             Total                  $ 142,840
                                    =========
5. EARNINGS (LOSS) PER SHARE

                                               Three months                            Six months
                                               ended   June 30,                       ended June 30,
                                             2007              2006              2007              2006
                                          ---------         ---------         ---------         ---------
Weighted-average common
  shares outstanding                      7,689,316         5,978,316         7,655,316         5,913,816

Dilutive effect of stock plans,
  other options & conversion rights         883,060           523,476           838,060           956,710
                                          ---------         ---------         ---------         ---------
Diluted weighted-average shares
  outstanding                             8,572,376         6,501,792         8,538,376         6,870,526
                                          =========         =========         =========         =========

Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry; reliance on certain key customers; consumer demand for marine recreational vehicle and automotive products; advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Prepaid advertising and promotion - In any given year we introduce certain new products to our customers. We produce new promotional items to be distributed over a period of time. We follow the policy of amortizing these costs as a promotional expense as they are consumed. Advertising is expensed in the period the advertisement is run.

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

     Income taxes - We file consolidated federal and state income tax returns. We have adopted Statement of Financial Accounting Standards No. 109 and FIN 48 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

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

Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2008, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 7.9% at June 30, 2007) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of June 30, 2007, we were obligated under this arrangement in the amount of $3,000,000.

     In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997 aggregating approximately $5 million. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements, maturing on July 31, 2008, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the six months ended June 30, 2007 such bonds carried interest ranging between 3.3% and 3.7% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2007 were approximately $283,300. The maturity on this obligation is April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At June 30, 2006, the gross obligation aggregating was $1,275,000 outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing. During the six months ended June 30, 2006, amortization of $31,090 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

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

     As of June 30, 2007 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000.00 to be repaid in monthly installments of $3,356.79 plus prevailing interest at prime plus 1%. On March 9, 2006 we received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company has no further obligation associated with this debt. At that date the principal balance outstanding amounted to $295,752 and such amount is reflected on the accompanying consolidated statement of shareholders' equity as additional paid-in capital.

Results of Operations:


     For The Three Months Ended June 30, 2007 compared to the Three Months ended June 30, 2006

     Net sales increased approximately $1,102,000 or 25.5 % for the quarter ended June 30, 2007 compared to the same quarter of the preceding year. The consolidated net sales aggregated approximately $5,434,000 and $4,331,500 respectively. Sales increases were a result of the improved boating weather in the 2nd quarter of 2007, in addition to increased sales of newer products in both the boating and auto care markets.

     Cost of goods sold amounted to approximately $3,275,000 or 60.3 % of net sales for the three months ended June 30, 2007 compared to $3,154,000 or 72.8% of net sales for the quarter ended June 30, 2006. These results were favorably effected by increased sales volume and changes in the sales mix with higher sales of the Company's higher margin products. In addition, the cost of sales were favorably impacted as the result of spreading fixed element of manufacturing overhead over increased volume during the current quarter.

     Selling and administrative expenses increased approximately $278,000 to $1,191,000 or 21.9% of sales when comparing the quarters ended June 30, 2007 compared to $912,685 for 2006. The significant increases were a charge to income in the quarter for compensation expense relating to the awarding of Ocean Bio-Chem stock to employees of approximately $144,000. In addition to increased personnel costs, consulting fees, outside services, other professional fees and outsourced data processing services.

     Advertising and promotion increased to approximately $467,000 an increase of $182,000 or approximately 63.7 % from $285,400 for 2006. The increased spending correlated with increased sales and the resulting customer co-operative advertising programs related to sales. In addition, the Company placed increased levels of TV media and print advertising during the current three month period.

     Interest expense decreased by approximately $86,700 comparing the quarter ended June 30, 2007 compared to the corresponding quarter in 2006. This principally resulted from conversion of a loan to equity in the 4th quarter 2006, to our Company by our president and CEO, Peter G. Dornau, reducing debt by $1,241,000 and associated interest expense.

     Our net income for the quarter ended June 30, 2007 amounted to $394,593 compared to a loss of $213,236 for the comparable period in 2006. There was no provision or benefit for income taxes in the current quarter due to consideration of avaiable Income Tax carryovers.

     For the Six Months Ended June 30, 2007 Compared To The Six Months Ended June 30, 2006

     Net sales increased 8.2% to approximately $9,456,400 for the six months ended June 30, 2007 compared to approximately $8,741,100 for the six months ended June 30, 2006. The significant increase in year to date sales were in the second quarter 2007 as discussed above.

     Cost of goods sold decreased to 64.6% of net sales for the six months ended June 30, 2007 compared to 71.1% of net sales for the six months ended June 30, 2006. This change resulted was attributed improved sales mix and volume along with spreading our fixed element of manufacturing overhead over the higher sales levels experienced during the six current month period.

     Advertising and promotion expenses increased to $674,000 or 7.1% of sales for the 2007 compared to 472,400 or 5.4% of net sales for the previous year. This increase in the current year was the result of increased sales and the resulting co-operative advertising programs related to sales. In addition, the Company placed increased levels of media and print advertising during the six month period.

     Selling and administrative expenses increased to approximately $2,225,000 for the six months ended June 30, 2007 compared to $1,740,800 the six months ended June 30, 2006 an increase of $484,281 or 27.8%. The significant increase was charge to income of $ 144,000 for the awarding of stock of Ocean Bio-Chem to employees. In addition personnel costs, consulting fees, outside services, other professional fees and outsourced data processing services increased from prior year.

     Interest expense for the 2007 decreased $123,600 when compared to the same six month period of 2006. This principally resulted the conversion of a loan made by our President, Peter G. Dornau, to the Company to equity during the quarter ended December 31, 2006. Such conversion reduced long-term debt by approximately $1,241,000 along with a related reduction in our interest expense.

     The profit was approximately $231,460 for the six months ended June 30, 2007 compared to a net loss of approximately $20,400 for the six months ended June 30, 2006.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of June 30, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest rate risk

     As of June 30, 2007, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of June 30, 2007 the interest rate on our approximate $4,513,100 outstanding balance of industrial revenue bonds was approximately 3.7% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at June 30, 2007 was 7.9%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2007.

Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 59%, and 57% of consolidated gross revenues for the six months ended June 30, 2007 and 2006; and 64% and 56% of consolidated accounts receivable at June 30, 2007 and 2006, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

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

Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Chief Operating Officer and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

     Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). Such pronoucement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

     In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, or "FSP FIN 48-1," which clarifies when a tax position is considered settled under FIN
48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

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

     There have been no material changes

Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds:

     During May 2007 we issued 102,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.66 each.

Item 3. - Defaults Upon Senior Securities:  Not applicable

Item 4. - Submission of Matters to Vote of Security Holders:

     On August 3, 2007, at our annual meeting of shareholders, nine directors; Peter G. Dornau, Edward Anchel, Jeffrey S. Barocas, Greg Dornau, William Dudman, Laz L. Schneider, James M. Kolisch, John B. Turner, and Sonia B. Beard were elected, shareholders ratified issuances of restricted common stock to certain employees, approval of the 2007 Incentive Stock OPtion Plan,and approved Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants & Consultants, as independent auditors for the year ending December 31, 2007.

The tabulation of voting for the foregoing was as follows:
                                                                   For              Against/abstain
 Election of directors                                          6,967,321               6,532
 Approve 2007 Incentive stock option plan                       5,246,986              64,765
 Approve and ratify grants of the Company's restricted stock    5,246,994              64,823
 Ratify appointment of Berenfeld, Spritzer, Shechter & Sheer    6,967,437               6,461
   as independent CPA through December 31, 2007

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

   OCEAN BIO-CHEM, INC.
   Date:    August 14, 2007               /s/ Peter G. Dornau
                                              --------------------------
                                              Peter G. Dornau
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


                                          /s/ Jeffrey S. Barocas
                                              --------------------------
                                              Jeffrey S. Barocas
                                              Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2007;


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


Dated: August 14, 2007                    /s/ Peter G. Dornau
                                          ----------------------------
                                          Peter G. Dornau
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:



     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2007;

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


Dated: August 14, 2007                    /s/ Jeffrey S. Barocas
                                          ------------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  August 14, 2007


                                          /s/ Peter G. Dornau
                                          -----------------------------
                                          Peter G. Dornau
                                          Chairman of the Board of
                                          Directors  and Chief Executive Officer




                                          /s/ Jeffrey S. Barocas
                                          -----------------------------
                                          Jeffrey s. Barocas
                                          Chief Financial Officer