Form 10-Q
period 2007-09-30
OCEAN BIO CHEM INC
filed 2007-11-13
CIK 350737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

                                Yes [ ]           No [x ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934), or a non-accelerated filer

Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer [ x ]

     Indicate the number of shares outstanding of each class of the Issuer's common stock, as of the latest practicable date:

           $.01 par value common stock, 10,000,000 shares authorized, 7,723,316 shares issued and outstanding at November 1, 2007

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


     Description                                                          Page

     Part I - Financial Information:

     Item 1. -  Financial Statements:

     Consolidated balance sheets as of September 30, 2007
       and December 31, 2006                                                3

     Consolidated statements of operations for the three
       months and nine months ended September 30, 2007 and 2006             4

     Consolidated statements of changes in shareholders' equity
       for the nine  months ended September 30, 2007 and 2006               5

     Consolidated statements of cash flows for the nine months
       ended September 30, 2007 and 2006                                    6

     Notes to consolidated financial statements                            7-12

     Item 2. - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                12-16

     Item 3 - Quantitative and Qualitative Disclosures about
        Market Risk                                                       16-17

     Item 4 - Controls and Procedure                                        17

     Part II - Other Information                                            18

     Item 1. - Legal Proceeding                                             18

     Item 2. - Unregistered Sales of Equity Securities and Use
        of Proceeds                                                         18

     Item 3. - Defaults upon Senior Securities                              18

     Item 4. - Submission of Matters to a Vote by Security Holders          18

     Item 5. - Other Matters                                                18

     Item 6. - Exhibits                                                     18

     Signatures                                                             18

     Certifications                                                       19-21

                         PART I - Financial Information

Item 1.  Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September         December
                                                                                     30, 2007         31, 2006
                                                                                   ------------     -------------
                                     ASSETS                                        (UNAUDITED)
Current Assets:
Cash                                                                               $   754,251      $     71,080
Trade accounts receivable net of allowance for doubtful
   accounts of approximately $88,337 and $192,700 at September 30,
   2007 and December 31, 2006 respectively                                           4,282,133         2,026,870
Inventories (net)                                                                    6,254,877         5,647,933
Prepaid expenses and other current assets                                              391,675           218,151
                                                                                   ------------     -------------

     Total current assets                                                           11,682,936         7,964,034
                                                                                   ------------     -------------

Property, plant and equipment, net                                                   6,389,393         6,800,176

Other assets:
Trademarks, trade names and patents, net
   of accumulated amortization                                                         331,695           330,439
Due from affiliated companies, net                                                      48,712           231,200
Deposits and other assets                                                              158,962           203,510
                                                                                   ------------     -------------
     Total Other Assets                                                                539,369           765,149

   Total Assets                                                                    $18,611,698      $ 15,529,359
                                                                                   ============     =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                        $ 1,266,181      $    943,907
   Note payable - bank                                                               3,750,000         2,150,000
   Current portion of long term debt                                                   591,926           586,060
   Accrued expenses payable                                                            953,462           363,669
                                                                                   ------------     -------------

     Total Current Liabilities                                                       6,561,569         4,043,636
                                                                                   ------------     -------------

Long term debt, less current portion                                                 4,140,819         4,550,190
                                                                                   ------------     -------------

Shareholders' equity:
   Common stock - $.01 par value, 10,000,000 shares authorized;
       7,723,316 and 7,621,316 shares issued and outstanding at
       September 30, 2007 and December 31, 2006, respectively                           77,233            76,213
   Additional paid in capital                                                        7,434,506         7,257,447
   Foreign currency translation adjustment                                            (276,550)         (176,094)
   Retained earnings (deficit)                                                         682,316          (213,838)
                                                                                   ------------     -------------

                                                                                     7,917,505         6,943,728
Less cost of common stock in treasury, 7,519 shares
   at September 30, 2007 and December 31, 2006                                     (     8,195)     (      8,195)
                                                                                   ------------     -------------
                                                                                     7,909,310         6,935,533
  Total Shareholders' equity
                                                                                   ------------     -------------
Total Liabilities and Shareholders' equity                                         $18,611,698      $ 15,529,359
                                                                                   ============    ==============

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                           --------------------                   -------------------
                                                        2007               2006               2007                2006
                                                    ------------       ------------       -------------       -------------
Gross Sales                                         $ 7,517,154        $ 8,491,859        $ 17,905,549        $ 17,939,676

Allowances                                              566,210            766,770           1,498,194           1,473,486
                                                    ------------       ------------       -------------       -------------

Net sales                                             6,950,944          7,725,089          16,407,355          16,466,190

Cost of goods sold                                    4,722,777          5,606,551          10,845,546          11,821,106
                                                    ------------       ------------       -------------       -------------

Gross profit                                          2,228,167          2,118,538           5,561,809           4,645,084

Expenses:
   Advertising and promotion                            571,524            428,254           1,245,556             900,611
   Selling and administrative                           965,655            889,005           3,190,707           2,629,776
   Interest expense                                      44,891            141,914             247,989             477,015
                                                    ------------       ------------       -------------       -------------

     Total expenses                                   1,582,070          1,459,173           4,684,252           4,007,402
                                                    ------------       ------------       -------------       -------------

Operating Income                                        646,097            659,365             877,557             637,682

Other income                                             18,597             11,316              18,597              12,603
                                                    ------------       ------------       -------------       -------------

Income before income taxes                              664,694            670,681             896,154             650,285

Income taxes (benefit)                                      -                  -                   -                   -
                                                    ------------       ------------       -------------     --------------

Net Income                                              664,694            670,681             896,154             650,285

Other comprehensive (loss) income, net of tax
   Foreign currency translation adjustment          (    66,611)             1,042        (    100,456)             14,774
                                                    ------------       ------------       -------------     --------------

Comprehensive income                                $   598,083        $   671,723        $    795,698        $    665,059
                                                    ============       ============       =============       =============

Income per common share - basic                      $     0.09        $      0.11        $       0.12        $       0.11
                                                    ------------       ------------       -------------       -------------

Income per common share - diluted                    $     0.08        $      0.11        $       0.10        $       0.10
                                                    ------------       ------------       -------------       -------------

Weighted average shares - basic                       7,723,316          5,978,316           7,677,983           5,935,316
                                                    ------------       ------------       -------------       -------------
Weighted average shares - diluted                     8,759,009          6,369,933           8,886,256           6,106,214
                                                    ------------       ------------       -------------       -------------

     The Company has adopted Statement of Financial Accout requires items of comprehensive income to be stated as part of the basic financial statements. The only item of comprehensive income that the Registrant has is its foreign currency translation adjustment.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                      Foreign     Retained
                                   Common stock       Additional     currency     earnings     Treasury
                               Shares      Amount  paid-in capital  adjustment    (deficit)      stock         Total
                             ---------    -------   --------------- ----------    ---------      -------     ----------
January 1,
   2007                      7,621,316    $76,213     $7,257,447    ( $176,094)   ($ 213,838)    ($8,195)    $6,935,533


Net Income                                                                           896,154                    896,154


Common stock, issuances        102,000      1,020        142,902                                                143,922


Stock based compensation                                  34,157                                                 34,157

Foreign currency
translation adjustment                                              (  100,456)                              (  100,456)
                             ---------    -------     ----------    -----------   -----------    --------    -----------


September 30, 2007           7,723,316    $77,233     $7,434,506    $( 276,550)   $  682,316     $(8,195)    $7,909,310
                             =========    =======     ==========    ===========   ==========     ========    ===========

January 1, 2006
 as restated                 5,849,316     58,493      5,397,845    (  179,653)   (  605,895)    ( 8,195)     4,662,595


Net Income                                                                           650,285                    650,285

Debt forgiveness -
affiliate                                                295,752                                                295,752


Common stock, issuances        129,000      1,290        118,132                                                119,422


Stock based compensation                                  58,468                                                 58,468

Foreign currency
translation adjustment                                                  14,774                                   14,774
                             ---------    -------     ----------    -----------   -----------    --------    -----------


September 30, 2006           5,978,316    $59,783     $5,870,197    $( 164,879)   $   44,390     $(8,195)    $5,801,296
                             =========    =======     ==========    ===========   ==========     ========    ===========

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                       2007             2006
                                                                                   ------------     -------------
Cash flows from operating activities:

Net income                                                                         $   896,154      $    650,285
   Adjustment to reconcile net income
   to net cash provided used by operations:

      Depreciation and amortization                                                    588,965           582,971
      Amortization of imputed interest                                                       -            46,636
      Compensation cost associated with stock
      options and stock awards                                                         171,025           177,890
      Accounts Receivable - allowance for doubtful accounts                            180,499           190,876

   Changes in assets and liabilities:

      Accounts Receivable                                                           (2,435,763)     (  3,732,127)
      Inventory                                                                       (606,944)          393,257
      Prepaid Expenses                                                                (130,232)          298,704
      Accounts Payable and accrued taxes and other                                     947,415      (    216,005)
                                                                                   ------------     -------------

Net cash used in operating activities                                                 (388,881)     (  1,607,513)
                                                                                   ------------     -------------

Cash flows from investing activities:

   Purchases of property, plant and equipment                                         (181,870)     (    252,065)
                                                                                   ------------     -------------

Net cash used in investing activities                                                 (181,870)     (    252,065)
                                                                                   ------------     -------------

Cash flows from financing activities:

   Borrowings line of credit                                                         4,550,000         2,625,000
   Principal payments - line of credit                                              (2,950,000)     (  1,100,000)
   Amounts due from affiliates                                                         189,814           366,605
   Principal payments - Long-term debt                                                (435,436)     (    160,243)
                                                                                   ------------     -------------

Net cash provided by financing activities                                            1,354,378         1,731,362
                                                                                   ------------     -------------
Cash prior to effect of exchange rate on cash                                          783,627          (100,456)
   Effect of exchange rate on cash                                                    (100,456)           14,774
                                                                                   ------------     -------------
Net cash effected by exchange rate                                                     683,171      (    113,442)

Cash at beginning of period                                                             71,080           204,543
                                                                                   ------------     -------------
Cash at end of period                                                              $   754,251      $     91,101
                                                                                   ============     =============


Supplemental disclosure of cash transactions:
   Cash paid for interest during period                                            $   270,154      $     539,874
                                                                                    -----------     -------------
   Cash paid for income taxes during period                                        $       -        $        -
                                                                                   ------------     -------------

Supplemental disclosure of non-cash transactions:

   Forgiveness of indebtedness to an affiliate                                     $       -         $    295,752
                                                                                   ------------     -------------


The company had no cash equivalents at September 30, 2007 and 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF ACCOUNTING POLICIES

     Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2007 or the full year ending
December 31, 2007 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

     Cost of goods sold/Selling, general and administrative expenses

     Cost of goods sold includes all of the direct and indirect costs of manufacturing our products. Included therein specifically are warehousing costs of raw materials, in-bound freight, out-bound freight (in those instances that we absorb such costs), purchasing, receiving, and inspection costs. Other costs of the distribution network are reflected in Selling, General and Administrative expenses. Also included therein are managerial and clerical wages and related expenses, office and administrative occupancy costs, taxes, professional fees, insurance coverage's and other related expenses.

     Inventories

     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in first-out method. The composition of inventories at September 30, 2007 and December 31, 2006 are as follows:


                                   2007                      2006
                            --------------            --------------

Raw Materials               $    2,535,460            $    3,423,030
Finished Goods                   3,784,417                 2,244,903
Less Inventory Reserve             (65,000)                  (20,000)
                            ---------------           ---------------
Inventory - Net             $    6,254,877            $    5,647,933
                            ===============           ===============

     Income Taxes

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FFN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30,2007 as a result of implementing FIN 48, or FIN 48-1.

     Stock Based Compensation

     At September30, 2007, the Company had options outstanding under four stock-based compensation plans, which are described below. On January 1, 2006, The Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

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

     Under various plans, The Company may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant, except for options granted to Mr. Dornau, our President and CEO, which are generally granted at a premium of 10% above the market price of the underlying common stock, and no option is exercisable after the expiration of five or ten years from the date of grant, depending on the Plan under which it was awarded. The stock options outstanding under our qualified or incentive plans were generally granted for terms of five years and vest on a straight line basis over such period. The stock options outstanding under our 2002 non qualified plan were generally granted for terms of ten years and vested immediately. No employee compensation expense was recognized in the financial statements upon either the grant or exercise of these stock options. Prior to January 1, 2006 we followed the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, to record compensation costs.

     As of September 30, 2007, the number of options outstanding and the number of shares available for grant under each Stock Option Plan and non-plan options is presented below:
                                Plan Options           Options available
                                 Outstanding              for grant
                                ------------            -----------------
1994 Plan                          159,500  shares          None
2002 Plan                          400,000  shares          None
2007 Plan                          164,500  shares          235,500 shares
2002 Non-qualified plan            155,000  shares           45,000 shares
Non-plan options                   231,000  shares          N/A
                                 ----------
Total                            1,110,000  shares
                                 =========

     Information with respect to our Stock Option Plan activity is as follows:
                                            Weighted average
                                Shares       exercise price
                                ------      ----------------
Options outstanding at
  January 1, 2007              945,600         $  1.21
Options granted                164,500            1.68
Options exercised                  -                -
Options forfeited                  -                -
                             ---------         -------
Options outstansing at
  September 30, 2007         1,110,000         $  1.28
                             =========         =======

     For the nine-month period ended September 30, 2007, The Company recognized $34,157 in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No.SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2007, The Company had $168,425 of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.9 years.

     The following information applies to options outstanding and exercisable as of September 30, 2007:

OPTIONS:                    OPTIONS           EXERCISABLE             EXERCISE             WEIGHTED
                           OUTSTANDING          09/30/07               PRICE                YEARS
-----------------           ----------         ----------             ---------          -----------
NON PLAN OPTIONS             231,000             231,000               $ 0.760                1.5
1994 PLAN                    159,500              63,800                 1.050                2.1
2002 PLAN                    125,000             100,000                 1.260                  -
2002 PLAN                    140,000              84,000                 1.680                1.4
2002 PLAN                    135,000                 -                   0.930                4.1
2007 PLAN                    164,500                 -                   1.660                4.6
2002 PLAN (NQ)                35,000              35,000                 1.260                5.1
2002 PLAN (NQ)                40,000              40,000                 1.030                5.7
2002 PLAN (NQ)                40,000              40,000                 1.460                6.7
2002 PLAN (NQ)                40,000              40,000                 1.090                8.5
                          -----------            --------                                 -------
                           1,110,000             633,800                                      3.2
                          ===========            =======                                  =======

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

     Restricted Stock Awards as Compensation

     During May 2007 we issued 102,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of award the shares had a market value of $1.68 each.

     Shares were awarded as follows:

     Officers:
     Peter G. Dornau, President and CEO                       15,000  shares
     Jeffrey Barocas, Vice President and CFO                   5,000  shares
     William Dudman, Vice President, Operations               15,000  shares
     Gregor M. Dornau, Vice President, Marketing
       and Sales                                              15,000  shares
                                                            -------
                                                              50,000  shares
     Other employees, as a group (16 individuals)             52,000  shares
                                                            -------
     Total restricted shares awarded                         102,000  shares
                                                            =======

     These restricted stock awards were approved by our shareholders at our Annual Meeting of Shareholders held on August 3, 2007. The Company recorded approximately $144,000 of compensation expense in the second quarter 2007. In the second quarter ended June 30, 2006 the Company issued 129,000 shares of restricted stock at market value of $1.08 per share, bearing a restricted legend to certain officers and other key employees as a component of their compensation. 105,000 shares were issued to officers and 24,000 shares were issued to other employees. Approximately $118,400 of compensation expense was recorded in the comparable period of 2006.

     2. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at September 30, 2007 and December 31, 2006:

                                                                     Estimated
                                                                  Useful Life-Years           2007             2006
                                                                  -----------------      ------------     ------------
Land                                                                   N/A               $    278,325     $    278,325
Building                                                                30                  4,389,154        4,389,154
Manufacturing and warehouse
  equipment                                                           6-20                  6,611,339        6,521,010
Office equipment and furniture                                         3-5                    743,172          678,537
Construction in process                                                N/A                     40,291           47,798
Leasehold improvements                                               10-15                    178,402          145,505
                                                                                        -------------     ------------
                                                                                           12,240,683       12,060,329
Less Accumulated depreciation                                                               5,851,290        5,260,153
                                                                                        -------------     ------------
Total property, plant and equipment - net                                               $   6,389,393     $  6,800,176
                                                                                        =============     ============

     3. LONG-TERM DEBT

     Long-term debt at September 30, 2007 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At September 30, 2007, $1,530,000 and $2,870,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the nine months ended September 30, 2007 interest rates ranged between 3.3% and 4.1%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     The Company, through its subsidiaries, Kinpak Inc., and Starbrite Distributing, Inc. are obligated pursuant to various capital lease agreements covering manufacturing and office equipment utilized in the Company's facilities. Such obligations, aggregating approximately $74,400 at September 30, 2007, have varying maturities through 2010 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced the Company $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at September 30, 2007 were approximately $258,350 and 7.8% per annum, respectively) through maturity on April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At September 30, 2006 the gross obligation aggregating $1,150,000 was outstanding pursuant to this obligation, which was due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863 with an expiration date of March 25, 2009. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau.

     The initial amount of such allocation was $310,898 which will be amortized and charged against operations as additional interest expense over the sixty
(60) month term of this financing. During the nine months ended September 30, 2006, amortization of $46,600 was charged against operations. This obligation was subordinate to all borrowings from Regions Bank. As of December 4, 2006 all loans have been converted into equity.

     On November 10, 2006, our President and CEO, Peter G. Dornau indicated that he was exercising his right to convert our indebtedness to him into common stock pursuant to the terms of the Subordinated Revolving Line of Credit he entered into with the Company. Our total long-term debt was reduced and shareholders' equity was increased by approximately $1,241,000, respectively.

     The composition of these obligations at September 30, 2007 and December 31, 2006 were as follows:

                                     Current Portion               Long Term Portion
                                ----------------------      ---------------------------
                                    2007        2006             2007          2006
                                ---------    ---------      -----------     -----------
Industrial Development Bonds    $ 460,000    $ 460,000      $ 3,940,000     $ 4,283,107
Notes Payable                      99,996       99,996          158,347         233,344
Capitalized equipment leases       31,930       26,064           42,472          33,739
                                ---------    ---------      -----------    ------------
                                $ 591,926    $ 586,060      $ 4,140,819     $ 4,550,190
                                =========    =========      ===========    ============

     Required principal payment obligations attributable tabulated below:

     Year Ending December 31,

             2007            $ 591,926
             2008              579,490
             2009              572,051
             2010              495,540
             2011              460,000
       Thereafter            2,033,738
                            ----------
       Total                $4,732,745
                            ==========


     4. RELATED PARTY TRANSACTIONS

     At September 30, 2007 and December 31, 2006, the Company had amounts receivable from affiliated companies, which are directly or beneficially owned by the Company's president, aggregating $ 48,712 and of $231,200 respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $ 39,700, $ 46,700 during the three months ended September 30, 2007 and 2006, and $ 310,600, $ 290,700 for the nine months ended September 30, 2007 and 2006, respectively.

     During March 2006, an affiliate offered to forgive the Company's indebtedness to such entity in the approximate amount of $295,000. Accordingly, during the first quarter of 2006, such amount was credited to Additional paid-in capital and increased the net amount due from affiliates.

     Commitments:

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $94,800 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2007. The lease has been renewed for an additional ten year period expiring May 1, 2018 with the same terms as contained in the original lease. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $ 27,800, $ 25,100, during the three months ended September 30, 2007 and 2006 and $ 81,400, and $ 75,400, for the nine months ended September 30, 2007 and 2006, respectively. The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $ 282,300 and $ 307,000 at September 30, 2007 and December 31, 2006, respectively is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

     Year Ending December 31,

           2007        $   26,649
           2008            94,800
           2009            94,800
           2010            94,800
           2011            94,800
     Thereafter           600,400
                       ----------
     Total             $1,006,249
                       ==========

     5. EARNINGS (LOSS) PER SHARE

                                           Three months ended                Nine months ended
                                             September 30,                     September 30,
                                          2007             2006             2007         2006
                                       ---------         ---------       ---------     ---------
Weighted-average common shares
 outstanding                           7,723,316         5,978,316       7,677,983     5,935,316

Dilutive effect of stock plans,
  other options & conversion rights    1,035,693           391,617       1,208,273       170,898
                                       ---------         ---------       ---------     ---------

Dilutive weighted-average
  shares outstanding                   8,759,009         6,369,933       8,886,256     6,106,214
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

     Stock based compensation - The Company follows the provisions of Statement of Financial Accounting Standards No. 123R to record such compensation costs.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 51%, and 52% of consolidated gross revenues for the nine months ended September 30, 2007, and 2006; and 55% and 62% of consolidated accounts receivable at September 30, 2007 and 2006, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

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

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2008, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 8.3% at September 30, 2007) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of September 30, 2007, we were obligated under this arrangement in the amount of $ 3,750, 000.

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

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the nine months ended September 30, 2007 such bonds carried interest ranging between 3.3% and 4.1% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at September 30, 2007 were approximately $258,350. The maturity on this obligation is April 15, 2010.

     During the quarter ended December 31, 2005, we finalized a $ 1.5 million revolving credit facility with our president and CEO, Peter G. Dornau. At September 30, 2006, the gross obligation aggregating was $ 1,275,000 outstanding pursuant to this obligation which is due in October 2010 along with accrued interest at the rate of prime plus 2%. In connection with his offering this financing arrangement to the Company, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants are exercisable 500,000 shares at $1.13 and 500,000 shares at $.863.

     The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he has the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. The gross obligation was reduced by an allocation of imputed interest associated with the warrants issued to Mr. Dornau. The initial amount of such allocation was $ 310,898 which will be amortized and charged against operations as additional interest expense over the sixty (60) month term of this financing During the nine months ended September 30, 2006, amortization of $ 46,600 was charged against operations. This obligation is subordinate to all borrowings from Regions Bank.

     On November 10, 2006, our President and CEO, Peter G. Dornau indicated that he was exercising his right to convert our indebtedness to him into common stock pursuant to the terms of the Subordinated Revolving Line of Credit he entered into with the Company. Our total long-term debt was reduced and shareholders' equity was increased by approximately $ 1,241,000, respectively.

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

     As of September 30, 2007 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $ 400,000.00 to be repaid in monthly installments of $3,356.79 plus prevailing interest at prime plus 1%. On March 9, 2006 we received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company has no further obligation associated with this debt. At that date the principal balance outstanding amounted to $ 295,752 and such amount is reflected on the accompanying consolidated statement of shareholders' equity as additional paid-in capital.

     Results of Operations:

     For The Three Months Ended September 30, 2007 compared to the Three Months ended September 30, 2006

     The consolidated net sales aggregated approximately $6,951,000 and $7,725,000, respectively. Net sales decreased approximately $ 774,000 or 10.0% for the quarter ended September 30, 2007, compared to the same quarter of the preceding year. The consolidated net sales aggregated approximately $ 6,951,000, and $ 7,725,000 respectively. The primary reason for the decreased sales, was on a comparative basis the 3rd quarter of 2006, was a strong quarter for our winterizing products (antifreeze). We are cautiously optimistic, that as the weather turns colder, in the northern parts of the United States, the Company will increase sales in these products in the 4th quarter 2007.

     Cost of goods sold amounted to approximately $ 4,722,800 or 67.9 % of net sales for the three months ended September 30, 2007, compared to $ 5,543,700 or 71.8% of net sales for the quarter ended September 30, 2006. The cost of sales percent improvement was a result of several factors including improved sales mix with higher sales of the Company's higher margin products. The Company also had lower operating expenses, in our Kinpak manufacturing facilities, in addition to lower material cost as a percentage of sales.

     Selling and administrative expenses increased approximately $ 77,000 to $ 966,000 or 17.9% of sales for the quarters ended September 30, 2007, compared to $889,000 for comparative 2006. The significant increases were an increase in sales expenses relating to the addition of a new VP of sales. In addition the Company increased administrative personnel costs and outsourced computer services.

     Advertising and promotion expenses increased to approximately $572,000, an increase of $143,000 or approximately 33.5% from approximately $ 428,000 in 2006. The Company continued, in the 3rd quarter to run print and TV media advertising for its products, in boating, auto and industrial farming magazines.


     Interest expense decreased by approximately $159,900, comparing the quarter ended September 30, 2007 to the corresponding quarter of 2006. This principally resulted from conversion of a loan to equity in the 4th quarter 2006, to the Company by our president and CEO, Peter G. Dornau, reducing debt by $1,241,000 and associated interest expense.

     Our net income for the quarter ended September 30, 2007 amounted to $ 665,000 compared to $ 671,000 for the comparable period in 2006. There was no provision or benefit for income taxes in the current quarter.

     For the Nine Months Ended September 30, 2007 Compared To The Nine Months Ended September 30, 2006

     Net sales were approximately $16,407,000 for the nine months ended September 30, 2007 compared to approximately $16,466,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 higher sales of marine chemical and auto products were offset by lower sales of antifreeze products.

     Cost of goods sold decreased to 66.1% of net sales for the nine months ended September 30, 2007, compared to 71.8% of net sales for the nine months ended September 30, 2006. This change resulted was attributed improved sales mix, with higher sales of the Company's higher margin products. In addition to lower operating expenses in our manufacturing facilities, and lower material cost as a percentage of sales.

     Advertising and promotion expenses increased to approximately $1,245,600 or 7.6% of sales for the 2007, compared to $900,600 or 5.5% of net sales for the previous year. The Company placed increased levels of TV media and print advertising during the nine month period of 2007, as discussed above.

     Selling and administrative expenses increased to approximately $ 3,190,700 for the nine months ended September 30, 2007, compared to $2,629,800 for the nine months ended September 30, 2006, an increase of $560,900 or 21.3%. The expenses were in higher relating to the addition to a new VP of sales in addition to increased administrative expenses relating to increased personnel expenses and computer services.

     Interest expense for 2007 decreased $ 292,000 to $ 248,000 from $540,000 for the same nine month period of 2006. This principally resulted the conversion of a loan to equity by our president and CEO, Peter G. Dornau in December 2006 in addition to improved cash flow and less need for borrowings..

     The net income was approximately $ 896,000 for the nine months ended September 30, 2007 compared to a net income of approximately $ 650,000 for the nine months ended September 30, 2006.

     Item 3.Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity, principally petroleum based raw materials, market prices and interest rates. We are exposed to market risk in the areas of changes in borrowing rates in the United States and changes in foreign currency exchange rates. Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

   Interest rate risk

     As of September 30, 2007, we had floating interest rates on our industrial development revenue bonds and our working capital line of credit facility. As of September 30, 2007 the interest rate on our approximate $ 4,400,000 outstanding balance of industrial revenue bonds was approximately 3.7% per annum and the interest rate on our line of credit facility was based on the 30 day LIBOR rate plus 275 basis points (the effective interest rate at September 30, 2007 was 4.1%). We do not expect any changes in interest rates to have a material impact on our operations during the year ending December 31, 2007.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 51%, and 52% of consolidated gross revenues for the nine months ended September 30, 2007, and 2006; and 55% and 62% of consolidated accounts receivable at September 30, 2007 and 2006, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

   Foreign currency risk

     We sell products in Canada, based on the Canadian dollar. Thereby, we have exposure to changes in exchange rates. Changes in the Canadian dollar / U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian dollar.

   Concentration and credit risk

     We maintain cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, our cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Chief Operating Officer and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

     Recent Accounting Pronouncements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact, if any, that SFAS 159 will have on the consolidated financial statements.


     In September 2006, the FASB issued Statement 157 ("SFAS 157"), Fair Value Measurements . This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company's 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

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

     There have been no material changes

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

     Item 3. - Defaults Upon Senior Securities: Not applicable

     Item 4 - Submission of Matters to a Vote by Security Holders -Not applicable

     Item 5 - Other Matters - Not applicable


     Item 6.- Exhibits:

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

   OCEAN BIO-CHEM, INC.

Date:   November 09, 2007          /s/ Peter G. Dornau
                                   Peter G. Dornau
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer


                                   /s/  Jeffrey S. Barocas
                                   Jeffrey S. Barocas
                                   Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2007;

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


     Dated:       November 09, 2007       /s/ Peter G. Dornau
                                          Peter G. Dornau
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

     I, Jeffrey S. Barocas certify that:


    1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2007;

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


Dated:       November 09, 2007            /s/ Jeffrey S. Barocas
                                          Jeffrey S. Barocas
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:    November 09, 2007


                                          /s/ Peter G. Dornau
                                          Peter G. Dornau
                                          Chairman of the Board of
                                          Directors  and Chief Executive Officer




                                          /s/ Jeffrey S. Barocas
                                          Jeffrey s. Barocas
                                          Chief Financial Officer