Form 10-K
period 2007-12-31
OCEAN BIO CHEM INC
filed 2008-03-31
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2007
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission file number 0-11102

                              OCEAN BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

   Florida                             59-1564329               2842,2899,2891
(State or other jurisdiction         (IRS Employer           (Primary Standard
of incorporation or organization)   Identification No.)    Industrial Classific-
                                                            ation Code Number)

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of " large accelerated filer", "accelerated filer"' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer                Accelerated filer
    Non-accelerated filer |X|              Smaller Reporting   [X]
Company [X]

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

     As of March 20, 2008, the number of shares of the registrant's Common Stock outstanding was 7,871,816. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 2008 was approximately $1,855,119 based on a closing sale price of $1.41 for the Common Stock on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                Part iii incorporates Definitive Proxy Statement

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Item 1.      Business                                                         2
Item 1A.     Risk Factors                                                     5
Item 2.      Properties                                                       6
Item 3.      Legal Proceedings                                                6
Item 4.      Submission of Matters to a Vote of Security Holders              6

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                            6
Item 6.      Selected Financial Data                                          7
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     9-13
Item 8.      Financial Statements and Supplementary Data                      13
Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            14
Item 9A.     Controls and Procedures                                          14

                                    PART III

Item 10.     Directors, Executive Officers of the Registrant               14-17
Item 11.     Executive Compensation                                        17-19
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     20
Item 13.     Certain Relationships and Related Transactions, and
               Director Independence                                          21
Item 14.     Principal Accounting Fees and Services                           22

                                     PART IV
Item 15. Exhibits and Financial Statement Schedules                        22-23

..

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

     Explanatory note - Restatements:

     The Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of approximately $70,000 to the opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share-based compensation and contingent legal liabilities in 2006.

     In 2007, the Company made certain revisions in the valuation of stock option grants that vested in 2006. The revised valuation resulted in an increase in compensation expense of approximately $40,000 for 2006. Also in 2007, the Company discovered that a liability in the amount of approximately $30,000 for legal costs incurred in 2006 should have been recorded as of December 31, 2006 under the criteria of Statement of Financial Accounting Standards No. 5. There was no corporate tax effect for the adjustments due to the Company's tax position in 2006.

     The above matters are more fully discussed in Note 12 - Restatements, to the Consolidated Financial Statements.

     We have also included the aforementioned restated amounts in Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations. Along with the foregoing, we have updated our Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 presented as Exhibits 31.1 and 31.2 to conform with the current language requirements.

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

     Products:

     Set forth below is a general description of the products that we manufacture and market:

     Marine: Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite(R) brand name as well as private label formulations of these and other products. The line also includes motor oils, various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

     Automotive: We manufacture a line of automotive products under the Star brite(R) brand name including StarTron(R) enzyme fuel treatment for both diesel and gas engines, brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite(R) brand as well as under private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

     Recreational vehicle: Our recreational vehicle products are made up of cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, water proofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.

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

     Marketing: Our marine and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Boater's World. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 34% of consolidated revenues for the year ended December 31, 2007. Sales to our five largest customers for the year ended December 31, 2007 amounted to approximately 51% of consolidated gross revenues and outstanding accounts receivable balances due us at December 31, 2007 from our five largest customers aggregated approximately 44% of consolidated trade receivables. We market our products through internal salesmen and approximately 250 sales representatives who work on an independent contractor-commission basis. Our officers also participate in sales presentations and trade shows. In addition, we aid marketing through advertising campaigns in national magazines, TV advertising and product catalogs. Our products are distributed primarily from our manufacturing and distribution facility in Alabama.

     Backlog, seasonality, and selling terms: We had no significant backlog of orders as of December 31, 2007. We do not give customers the absolute right to return product. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

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

     Automotive: The automotive marketplace into which the Company began selling various products over the past six years is the largest in which we operate. There are many entities, both national and regional, which represent competition to us. Many are more established and have greater financial resources than we do. However, the market is so large that even a minimal market share could be significant to us. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. We believe that we can establish a reasonable market share through our present methods of advertising and distribution.

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

     Financial  Information  Relating to Approximate Domestic and Canadian Gross
Sales:

                                    Year ended December 31,
                                 2007                  2006
                                 ----                  ----
United States:
        Northeast           $ 4,411,000               $ 4,240,000
        Southeast             6,630,000                 6,296,000
        Central               6,142,000                 6,158,000
        West Coast            5,130,000                 4,950,000
                           ------------              -------------
                             22,313,000                21,644,000

Canada (US Dollars)             996,000                   694,000
                           ------------              -------------

                           $ 23,309,000               $22,338,000
                           ============               ===========


     Personnel: We employ approximately 23 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, sales and accounting functions. In addition, we employ manufacturing , fabrication and warehouse personnel in both Florida and Alabama.

     The following is a tabulation of the full time number of personnel working for the Company and/or its subsidiaries as of December 31, 2007:

                                                                      Full-time
Location                         Description                          Employees
Fort Lauderdale, Florida         Administrative                           23
Fort Lauderdale, Florida         Manufacturing and distribution           10
Montgomery, Alabama              Manufacturing and distribution           66
                                                                          --
                                                                          99
                                                                          ==

     Item 1A. Risk factors

     N/A

     Item 2. Properties

     Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity fifty percent each owned by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and former Vice President-Advertising, respectively. The lease covers approximately 12,700 square feet of office and warehouse space. On July 12, 2006 we renewed our lease agreement for a term of ten years. The lease required an initial annual rental of $ 100,500 and provides for a maximum increase of 2% per annum on the annual anniversary of the lease for the term thereof, which has been waived thru December 31, 2007. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. Rent charged to operations during the years ended December 31, 2007, 2006 and 2005 amounted to approximately $ 100,500 each year.

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

     Item 3. Legal Proceedings

     We were not involved in any significant litigation at December 31, 2007.

     Item  4.   Submission   of   Matters   to  a  Vote  of   Security   Holders

     No matter was submitted for a vote of shareholders during the fourth quarter of 2007.

                                     Part II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Capital Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2007 and 2006 is presented below.

     Market Range of
     Common Stock Bid:    1st Qtr.        2nd Qtr.        3rd Qtr.      4th Qtr.
                          --------        --------        --------      --------
2007    High              $ 5.11          $ 2.78          $ 2.55        $ 1.98
        Low               $ 1.80          $ 1.64          $ 1.73        $ 1.27

2006    High              $ 1.21          $ 1.85          $ 1.75        $ 4.03
        Low               $  .90          $ 1.00          $  .85        $  .80

     A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     B. The number of record holders of our Common Stock owners was approximately 200 at December 31, 2007. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

     C. We have not paid any cash dividends since it has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

     D. Securities authorized for issuance at December 31, 2007 under equity compensation plans

                                                                                                      Number of securities
                                          Number of securities             Weighted average            remaining available
                                           to be issued upon               exercise price of            for future issuance
                                        exercise of outstanding          outstanding options,           under equity com-
                                       options, warrants & rights         warrants & rights              pensation plans
Equity compensation plans approved by security holders:
       Plan stock options granted (1)           930,500                    $ 1.31                         96,000
       Non plan stock options granted (2)       231,000                       .76                              -

Warrants (3)                                  1,000,000                       .88                              -
                                              ---------                    ------                         ------


Total equity compensation plans
  approved and not approved by
  security holders                            2,161,500                    $ 1.20                         96,000
                                              =========                    ======                         ======


     (1) Includes 270,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 185,000 options under the 2002 Non-Qualified Stock Option Plan, 154,500 options under the 1994 Qualified Stock Option Plan (this plan has expired and no further awards can be made under its provisions), and 321,000 options under the 2007 qualified incentive stock option plan.

     (2) Includes 231,000 options granted to Messrs. Peter G. Dornau and Jeffrey
J. Tieger in conjunction with a loan made to the Company by an entity 50% owned by each of them

     (3) Includes 1,000,000 warrants issued to Peter G. Dornau in connection with a $ 1.5 million Subordinated Revolving Line of Credit he extended to the Company during 2005. Such warrants are exercisable 500,000 at $ 1.03 per share and 500,000 exercisable at $ .88 per share. The exercise price is equal to 110% of the fair value of the underlying security at the close of business one day prior to the date of grant.

     Item 6. Selected Financial Data

     N/A

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated financial statements contained herein as Item 15.

     The Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of approximately $70,000 to the opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share-based compensation and contingent legal liabilities in 2006.

     In 2007, the Company made certain revisions in the valuation of stock option grants that vested in 2006. The revised valuation resulted in an increase in compensation expense of approximately $40,000 for 2006. Also in 2007, the Company discovered that a liability in the amount of approximately $30,000 for legal costs incurred in 2006 should have been recorded as of December 31, 2006 under the criteria of Statement of Financial Accounting Standards No. 5. There was no corporate tax effect for the adjustments due to the Company's tax position in 2006.

     Overview:

     We are a leading manufacturer and distributor of chemical formulations serving the appearance and functional categories of the marine, automotive, recreational vehicle and home care markets. We were founded in 1973 and have conducted operations within the aforementioned categories since then. During 1984, we changed our corporate name to Ocean Bio-Chem, Inc. (the parent company) from our former name, Star brite Corporation. Our operations were conducted as a privately owned company through March, 1981 when we completed our initial public offering of common stock. 8


     Critical accounting policies and estimates:

     Principles of consolidation - Our consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

     Collectibility of accounts receivable - Included in the consolidated balance sheets as of December 31, 2007 and 2006 are allowances for doubtful accounts aggregating approximately $47,000 and $192,700, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2007 and 2006 aggregated approximately $ 24,000 and $ 71,000 respectively.

     Revenue recognition - Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, or market using the first-in, first-out method,

     Prepaid expenses - In any given year we introduce certain new products to our customers. In connection therewith, we produce new collateral materials to be distributed over an introduction period of time. We follow the policy of Statement of Position (SOP) 93-7 amortizing these costs based on actual usage. Advertising expenses are expensed in the period the advertising either is aired on TV or in the month a advertisement appears in a magazine in accordance with SOP 93-7.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

     Stock based compensation - At December 31, 2007, the Company had options outstanding under four stock-based compensation plans and one non-qualified plan, which are described below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment". ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

     Concentration of cash - At various times of the year and at December 31, 2007, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Income taxes - We file  consolidated  federal and state income tax returns.
We have adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The temporary differences included therein are attributable to differing methods of reflecting depreciation and stock based compensation for financial statement and income tax purposes. We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, on January 1, 2007. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, we have determined that these intangible assets have indefinite lives and therefore we no longer recognize amortization expense. In addition, we own two patents that we believe are valuable in limited product lines, but not material to our success or competitiveness in general. There are no capitalized costs of these two patents.

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

     Performance Comparisons

     N/A

     Item 7A. Quantitative and Qualitative Disclosures about Market RisK

     Liquidity and Capital Resources:

     Cash increased significantly in the year increasing to $ 751 thousand dollars from approximately $71 thousand dollars, an increase of approximately $679 thousand dollars. The increase in cash is a result of increased cash flow from operations, managements' decisions to invest prudently in capital expenditures and improved cash management.

     The amount of short-term borrowings  outstanding at December 31, 2007 was $
1.75 million dollars. This is a reduction of $ 400 thousand dollars from the December 31, 2006, balance of $ 2.15 million dollars.

     During the year ended December 31, 2007 the Company focused on programs to more effectively manage working capital. Accounts receivable at December 31, 2007 and 2006 aggregated approximately $ 2.0 million dollars respectively. In 2007, net sales increased $ 885 thousand dollars or 4.3%, without a comparative increase in accounts receivable.

     In addition, inventory levels increased, from approximately $5.6 million dollars to $6.0 million dollars, comparing December 31, 2007 and 2006, an increase of approximately $300 thousand or 6.0%. The increase was mainly attributable to the timing of year purchases of materials, against a January 1st price increases from our vendors on key raw materials.

     Accounts  payable at December  31, 2007  increased  to  approximately  $1.0 million dollars from $944 thousand dollars. The increase is reflective of year end vendor invoices for purchases of raw materials.

     As a result of the above in 2007, the Company continued to improve its current ratio, to 2.3 to 1 at December 31, 2007, from 2.0 to 1 at December 31, 2006.

     At December 31, 2007 the Company was in compliance with its debt covenants.

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2008, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 6.03% at December 31, 2007) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of December 31, 2007, we were obligated under this arrangement in the amount of $1,750,000. The Company plans on renewing the line of credit upon maturity to be used to finance our working capital as needed.

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

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2008, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the year ended December 31, 2007 such bonds carried interest ranging between 3.56% and 4.27% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations. The bonds maturity date is April 15, 2010.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at December 31, 2007 was $233,344 and interest rate is LIBOR plus 2.5% per annum (or 5.78%).

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

     In the year ended December 31, 2007 the Company recorded a $33 thousand foreign currency translation adjustment as a result of the strengthening of the Canadian dollar in relationship to the US dollar, in the conversion of the Company's Canadian subsidiary balance sheet to US dollars.

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

     As of December 31, 2007 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     The cost of petroleum and related products, major components in many of our products, which were already in an increasing cost spiral, became even more unstable in 2007. The practical dynamics of our business do not afford us the same pricing flexibility with our customers, available to our suppliers. We cannot as immediately as our suppliers pass along the price increases to our national retailers and distributors.

     Results of Operations:

     Years ended December 31, 2007 and 2006:

     For the year ended December 31, 2007, compared to December 31, 2006 both revenue and profits increased principally due to the factors enumerated below.

     Net sales increased to $21.3 million dollars from $20.4 million dollars, an increase of $885 thousand dollars or 4.3%. The increase sales to customers were Wal-Mart, West Marine - Starbrite's branded products, Donovan Marine and Boaters World partially offset by lower sales to Kellogg Marine and other customers. The Company with the support of advertising programs increased sales of StarTron, Mildew Stain Remover Wax Polishes and other products.

     Cost of Sales and Gross Margins - For the year, gross profit increased approximately $1.1 million dollars or 19.8%, increasing from approximately $5.7 million dollars in 2006, to approximately $6.8 million dollars in 2007. Gross margin percentages also increased from approximately 28% to 32%, an improvement of approximately 4%. This increase is mainly attributable to improved sales mix, increasing sales of higher margin products, i.e. StarTron and Mildew Stain Remover, in addition to improved margins of anti freeze products. The gross margin benefited from lower sales of lower margin products i.e. motor oils.

     Cost of Sales - Cost of sales decreased as a percentage of sales as a result sales mix discussed above, in addition to improved margins from our wholly owned manufacturing facility - Kinpak. In 2008 we will continue management's initiatives to decrease plant operating costs and saving in raw material costs at Kinpak. . Operating Expenses - For the year, operating expenses aggregated approximately $5.9 million dollars, an increase of approximately $590 thousand dollars from 2006. As a percentage of sales operating expenses increased from 26.2% to 27.8%. Major increases - Advertising & Promotion increased $419 thousand dollars. This increase was a result of managements' initiatives to promote/advertise StarTron/Starbrite products in both the TV Media as well as target advertising in specific industry magazines. Selling, general & administrative expenses increased approximately $437 thousand dollars. The primary increase was in compensation expense, computer services and professional fees. During the year the Company, added key personnel in the sales and marketing/computer support areas. In addition the Company recorded an non cash compensation expense of approximately $147 thousand dollars under FASB Statement 123R -Share based Payments, which requires the measurement and recognition of compensation expense for all share based awards made to employees and directors based on estimated fair values. The Company also improved its' computer software systems using third party vendors which were expensed in the current year.

     The interest expense decreased approximately $326 thousand dollars to $355 thousand in 2007, compared to $681 thousand in 2006. Increased cash flow from operations in addition to improved cash management resulted in the decreased borrowings and decreased interest expense.

     Income from operations - Income from operations increased to approximately $907 thousand dollars in 2007 from an operating profit of approximately $373, thousand in 2006, an increase of $534 thousand dollars or 143%.

     Income Taxes - The Company fully utilized its net operating losses (NOL's) in the current year. As a result the Company had a tax provision of $140 thousand dollars.

     Net Income - increased to approximately $785 thousand dollars in 2007, from a net income of approximately $ 392 thousand in 2006 an increase of $385 thousand dollars or 120%.

     Contractual obligations:

     The following table reflects our contractual obligations for the years ended December 31:

                                         Total              2008        2009-2012       2013 and thereafter
                                       ----------       ----------     ------------    --------------------
  Long-term debt obligations           $6,268,344      $2,309,996      $1,958,348        $2,000,000
  Capital leases                           60,540          29,910          30,630              -
  Operating leases                        939,900         102,500         430,914           406,486
                                       ----------       ---------      ----------        ----------

Total                                  $7,268,784      $2,442,406      $2,419,892        $2,406,486
                                       ==========      ==========      ==========        ==========


     Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     N/A

     Item 8. Financial Statements and Supplementary Data

     The audited  financial  statements of the Company required pursuant to this
Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

     Item 9A. Controls and Procedures:

     Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the forth quarter 2007 that has materially affected, or reasonably likely to materially affect , our internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting was effective as of December 31, 2007. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in the Annual Report on Form 10-K.


                                    Part III

     Item 10. Executive Officers and Directors of the Registrant

     The following tables set forth the name and ages of our elected directors and officers, as of December 31, 2007.

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


     NAME                              OFFICER/DIRECTOR                                                  AGE

Peter G. Dornau                     President, Chief Executive Officer, and                               68
                                      Director since 1973

Jeffrey Barocas                     Vice President-Finance, Chief Financial                               60
                                      Officer and Director since 2007

William W. Dudman                   Vice President-Operations and Director since 2007                     43

Gregor M. Dornau                    Executive Vice President-Sales & Marketing and Director               39
                                      since 2007

Edward Anchel                       Director since 1998                                                   61

James M. Kolisch                    Director since 1998                                                   57

Laz L. Schneider                    Director since 1998                                                   69

John B. Turner                      Director since 2000                                                   61

Sonia B. Beard                      Director since 2002                                                   37


     Peter G. Dornau is our co-founder and has served as our President, CEO and Chairman of Board of Directors since 1973.

     Jeffrey Barocas joined our company in December 2006 and was elected Vice President-Finance and Chief Financial Officer in April 2007. For the five years immediately preceding his employment, he was an officer of both public and privately owned companies. He was initially elected to serve as a Director of the Company in June 2007.

     William  W.  Dudman  joined  our  company  in  February  2004  as our  Vice
President-Operations and Director in 2007. For the five years immediately preceding his employment he had held various management positions within the marine industry, most recently with West Marine, Inc., our largest customer.

     Gregor M. Dornau is the son of Peter G. Dornau, our President and Chief Executive Officer. He has been employed by the Company as a salesman since 1990 and in 2005 was elected to serve as Executive Vice President-Sales and Director in 2007.

     Edward Anchel was elected to serve as an outside Director of the Company in May 1998. He joined the Company as Vice President-Finance and Chief Financial Officer in March 1999, which he held until his retirement on April 1, 2007.

     James M. Kolisch joined our Board of Directors as an outside director in May 1998. During the past five years, provides most of our insurance coverages. Mr. Kolisch serves on the Board of Directors' Audit Committee.

     Laz L. Schneider is, and has been for the past five years, an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner at Berger, Singerman, P.A., a law firm that serves as our lead counsel in various corporate, SEC and litigation matters.

     John B. Turner joined our Board of Directors in June 2002. During the past five years, Mr. Turner has been retired. Prior to his retirement, he was an insurance executive. In addition to his insurance credentials, Mr. Turner held a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years. Mr. Turner serves on the Board of Directors' Audit Committee.

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

     Audit Committee

     We have an Audit Committee, which consists of Sonia B. Beard, John B. Turner and James M. Kolisch as of December 31, 2007. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and serves as its chairperson. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the NASDAQ Capital Market.

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

     Item 11. Executive Compensation

     The following table sets forth the amount of compensation for the fiscal years ended December 31, 2007 and 2006, for Peter G. Dornau and each of our executive officers, whose aggregate compensation exceeded $100,000 on an annual basis (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE
  Name and
  Principal Position                                Annual compensation                 Long term compensation
                                                                                       Restricted     Options/
                                                                                       Stock
                                    Year           Salary           Bonus              Awards         SARs
                                    ----           ------           -----              ------
  Peter G. Dornau, CEO              2007           $104,166         $    -             $25,200(1)     40,000
                                    2006           $105,249         $    -             $27,540(2)     15,000


  Gregor M. Dornau, VP              2007           $107,600         $    -             $25,200(1)     40,000
                                    2006           $ 94,790         $    -             $13,770(2)     21,000
                                                                                                           -

  Jeffrey S. Barocas, CFO           2007           $100,000         $    -             $ 8,400(1)     25,000
                                    2006           $   -                               $     -            -
                                                   -

  William Dudman, VP                2007           $ 90,000         $    -             $25,200(1)     40,000
                                    2006           $ 87,555         $    -             $13,770(2)     22,000
                                                                                                       -


     (1) Represents the aggregate value on the date of grant of restricted stock awards made during May, 2007 with respect to 15,000 shares of the Company's common stock granted to each of Messrs. Peter Dornau, William W. Dudman and Gregor Dornau, and 5,000 shares of the Company's common stock granted to Mr. Jeffrey S. Barocas based on the closing price of the shares on the day prior to the award date.

     (2) Represents the aggregate value on the date of grant of restricted stock awards made during April, 2006 with respect to 30,000 shares of the Company's common stock granted to each of Messrs. Peter Dornau and 15,000 shares of the Company's common stock granted to each of Messrs. William W. Dudman and Gregor Dornau, based on the closing price of the day prior to the award date.

     Option Grants in Last Fiscal Year

     On May 17, and December 17, 2007 Incentive stock options were granted to our Named Executive Officers as well as an additional twenty-one (21) other employees. The total awarded options aggregated 321,000 shares of which Messrs. Peter G. Dornau, Jeffrey S. Barocas, William Dudman, and Gregor Dornau each received options representing 40,000, 25,000, 40,000, and 40,000 respectively.

     On December 17, 2007 the Company's outside directors, received compensation in the form of non-qualified common stock options. Each outside director received 10,000 non-qualified common stock options, or a total of 50,000 non-qualified options.

     The following table sets forth information as to the exercise of stock options during the fiscal year ended December 31, 2007, by our Named Executive Officers and the fiscal year-end values of unexercised options.



                           Shares                       Number of options/SAR's/             Value of in-the-money options/
                           acquired      Value          Warrants at end of fiscal year       SAR'S at end of fiscal year (1)
Name                       by exercise   realized       exercisable        unexercisable     exercisable         unexercisable
----                       -----------   --------       -----------        -------------     -----------         -------------
Peter G. Dornau               25,000       $34,650         1,148,500             72,000         $416,940            $   6,550
Jeffrey S. Barocas               -              -                 -              25,000              -                    150
William W. Dudman                -              -             13,400             63,600            4,280                8,920
Gregor M. Dornau              20,000        25,200            34,200             76,800            5,880                9,520
                             -------       -------         ---------            -------         --------             --------

                              45,000       $59,850         1,196,100            237,400         $427,100             $ 25,140
                             =======       =======         =========            =======         ========             ========

     (1) The value of unexercised "in-the-money" options at December 31, 2007 was calculated by determining the difference between $1.33, the fair market value of the underlying Common Stock at December 31, 2007 and the option price. An option is "in-the-money" when the fair market value of the underlying Common Stock exceeds the exercise price of the option.

     Stock Option Plans

     We have four stock options plans: the 1994, 2002 and 2007 Incentive Stock Option Plans and the 2002 Non-Qualified Stock Option Plan. All of our employees are eligible to be selected to participate in our 1994, 2002 and 2007 Qualified Plans and in our 2002 Non-Qualified Stock Option Plan. The Plans are administered by the Board of Directors, which selects individuals to be participants and determines the type and number of awards to be granted.

     The option price for stock options granted under all Plans is stipulated to be not less than the fair market value of Common Stock on the date of grant and the term of each option is fixed by the Committee. Options become exercisable as determined by the Board of Directors.

     Other Benefits

     We provide our executive officers and employees with group health, hospitalization and life insurance plans, which are contributory by the employees. We also maintain a SAR/SEP Savings Plan and a 401(k) savings plan which are sponsored by two of our subsidiaries, Star brite Distributing, Inc. and Kinpak Inc., respectively. Both plans are non-contributory by the Company and are entirely funded by employee contributions.

     Securities authorized for issuance at December 31, 2007 under equity compensation plans:

                                                                                                      Number of securities
                                          Number of securities             Weighted average            remaining available
                                           to be issued upon               exercise price of            for future issuance
                                        exercise of outstanding          outstanding options,           under equity com-
                                       options, warrants & rights         warrants & rights              pensation plans
Equity compensation plans approved by security holders:
       Plan stock options granted (1)           930,500                    $ 1.31                         96,000
       Non plan stock options granted (2)       231,000                       .76                              -

Warrants (3)                                  1,000,000                       .88                              -
                                              ---------                    ------                         ------


Total equity compensation plans
  approved and not approved by
  security holders                            2,161,500                    $ 1.20                         96,000
                                              =========                    ======                         ======


     (1) Includes 270,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 185,000 options under the 2002 Non-Qualified Stock Option Plan, 154,500 options under the 1994 Qualified Incentive Stock Option Plan (this plan has expired and no further awards can be made under its provisions), and 321,000 options under the 2007 Qualified Incentive Stock Option Plan.

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

     Restricted Stock Awards as Compensation

     During May 2007 we issued 102,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $1.66 each. Shares were granted as follows:

Officers:
  Peter G. Dornau, President and CEO                      15,000  shares
  Jeffrey S. Barocas, Vice President and CFO               5,000  shares
  William Dudman, Vice President                          15,000  shares
  Gregor M.  Dornau, Vice President                       15,000  shares
                                                        --------
                                                          50,000  shares
  Other employees, as a group (16 individuals)            52,000  shares
                                                         -------
  Total restricted shares awarded                        102,000  shares
                                                         =======

     These restricted stock awards were approved by our shareholders at our Annual Meeting of Shareholders held on August 3, 2007. In addition, the Company issued 3,500 restricted shares on October 08, 2007, at the market price of $1.87 as an additional incentive of employment for two new employees.

     Compensation of Outside (Independent) Directors

     Our outside directors, those other than officers of the Company, receive compensation only in the form of non-qualified common stock options. Such options are generally awarded for a ten year period, with an exercise price equal to the closing market price on the date of award. And are fully vested at time of grant. The following table reflects awards made during the three years ended December 31, 2007:

                      Number of options granted during the
                             year ended December 31,
         Director          2007             2006
         --------          ----             ----
         Edward Anchel        10,000          -     shares
         Sonia B. Beard       10,000       10,000   shares
         James M. Kolisch     10,000       10,000   shares
         Laz L. Schneider     10,000       10,000   shares
         John B. Turner       10,000       10,000   shares
                              ------       ------

                              50,000       40,000   shares
                              ======       ======

     Compensation Committee

     We do not have a standing Compensation Committee of the Board of Directors. Our Company is controlled by one shareholder, our President and CEO, Peter G. Dornau. Mr. Dornau is actively involved in the recurring operations and has relied on setting compensation arrangements in consultation with other key executives of the Company. All decisions reached by this group are disclosed in various filings with the United States Securities and Exchange Commission and are submitted to our shareholders as a component of our annual Proxy materials. Accordingly, we have reached the decision that, given the size of our Company and Board, not to have a standing committee for this purpose

     Certain additional disclosures required under this section are incorporated by reference to portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2007 covering our Annual Meeting of Shareholders which will be held on or about July 1, 2008.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at December 31, 2007 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of                   Name and Address of                                  Amount and Nature of      Percent
Class                      Beneficial Owner                                     Beneficial Ownership      of Class

Common            Peter G. Dornau, President, CEO,
                     Chairman Board of Directors
                     Fort Lauderdale, FL 33317                                      5,566,368 (1)            63.0%

Common            Edward Anchel
                     Director
                     Boynton Beach, FL 33437                                          326,451 (2)             3.7%

Common            Jeffrey S. Barocas,
                     Chief Financial Officer, Director
                     Weston, Fl 33326                                                   5,000 (3)              .1%

Common            William W. Dudman, V. P.-Operations, Director
                     Fort Lauderdale, Fl 32314                                         77,700 (4)              .9%

Common            Gregor M. Dornau, Vice President-Sales, Director
                     Fort Lauderdale, FL 33315                                        304,980 (5)             3.5%

Common            James M. Kolisch, Director
                     Coral Gables, FL 33114                                            66,167 (6)              .7%

Common            Laz L. Schneider, Director
                     Fort Lauderdale, FL 33305                                         50,000 (7)              .6%

Common            John B. Turner, Director
                           Miami, FL 33186                                             79,463 (8)              .9%

Common            Sonia B. Beard, Director
                           Merritt Island, FL 32952                                    40,000 (9)              .5%
                                                                                    ---------                -----
Common            All directors and officers as a group                             6,556,129 (10)           73.9%
                    10 individuals                                                  =========                =====

     (1) Includes 1,148,500 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2007.

     (2) Includes 43,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (3) Includes no shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (4) Includes 13,400 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (5) Includes 34,200 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (6) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (7) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (8) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007

     (9) Includes 20,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2007.

     (10) Includes 1,409,100 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2007.

     Item 13. Certain Relationships and Related Transactions

     In 2005 Mr. Dornau loaned the Company $1.5 million in order to bolster working capital. In connection with the loan we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants were exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. In addition, he had the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert the $1.5 million loan into
1.5 million shares of our common stock. Such transactions were approved unanimously by the Board of Directors (with Mr. Peter Dornau abstaining from the vote).

     On May 1, 1998, we entered into a ten-year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity fifty percent owned each by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and former Vice President-Advertising, respectively. On July 12, 2006 we renewed our lease agreement for a term of ten years. The lease required a minimum rental of $100,500 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived thru December 31, 2007. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. We believe that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the years ended December 31, 2007 and 2006 amounted to approximately $100,500 each year.

     We acquired the rights to the Star brite(R) trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite(R) products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2007 and 2006, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $109,000 and $231,000, respectively.

     Sales to such affiliates were sold at cost of material and labor plus an amount to cover manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales to affiliates aggregated approximately $732,000 and $622,300 during the years ended December 31, 2007 and 2006, respectively; and allocable administrative fees aggregated $333,000 and , $350,000, respectively for such periods.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2007 and 2006 under such relationship.

     Mr. Kolisch a Director of the Company sources most of the Company's insurance needs at a arms length basis.

     Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with our upcoming annual shareholders' meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2007.

                                     Part IV

     Item 15. Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

     (A) Exhibits

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

     4.5 Trust Indenture dated as of July 22, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 Taxable IDB Bonds Series 2002*

     10.1 Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery ("IDB Board") and Kinpak, Inc.*

     11 First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc.*

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

     10.14 Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on June 20, 2007).

     10.24 Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc and renewal of lease dated

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

                 OCEAN BIO-CHEM, INC.
                 Registrant

                 By:      /s/ Peter G. Dornau
                    -------------------------------------------------
                         PETER G. DORNAU
                         Chairman of the Board of Directors
                         and Chief Executive Officer
                         March 28, 2008

                 By:      /s/ Jeffrey S. Barocas
                    -------------------------------------------------
                         Jeffrey S. Barocas
                         Chief Financial Officer
                         March 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                            Date
----------                  ------------                        -----
/s/ Peter G. Dornau         President, Chief Executive          March 28, 2008
---------------------        Officer and Director
Peter G. Dornau

/s/Jeffrey S. Barocas       Chief Financial Officer             March 28, 2008
---------------------         and Director
Jeffrey S. Barocas

/s/Greg Dornau              Vice President Sales & Marketing    March 28, 2008
---------------------         and Director
Greg Dornau

/s/William Dudman           Vice President Operations           March 28, 2008
---------------------         and Director
William Dudman

/s/ Edward Anchel           Director                            March 28, 2008
---------------------
Edward Anchel

/s/ James M. Kolisch        Director                            March 28, 2008
---------------------
James M. Kolisch

/s/ Laz L. Schneider        Director                            March 28, 2008
---------------------
Laz Schneider

/s/ John B. Turner          Director                            March 28, 2008
---------------------
John B. Turner

/s/ Sonia B. Beard          Director                            March 28, 2008
---------------------
Sonia B. Beard

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

                                                                  EXHIBIT 32.1/2

                                  CERTIFICATION

     Pursuant to 18U.S.C. Section 1350, the undersigned officers of Ocean Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that 5he information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 28, 2008

/s/ Peter G. Dornau
-------------------------
Peter G. Dornau
Chairman of the Board of
Directors  and Chief
Executive Officer



/s/ Jeffrey S. Barocas
-------------------------
Jeffrey S. Barocas
Chief Financial
Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


         I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-K of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2007;

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


Dated:    March 28, 2008            /s/ Peter G. Dornau
                                    -------------------
                                    Peter G. Dornau
                                    Chairman of the Board and
                                    Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-K of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2007;

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


Dated:    March 28, 2008            /s/ Jeffrey S. Barocas
                                    ----------------------
                                    Jeffrey S. Barocas
                                    Chief Financial Officer

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                                       Page

  Report of independent registered public accounting firm               F-2

  Consolidated balance sheets                                           F-3

  Consolidated statements of operations                                 F-4

  Consolidated statements of shareholders' equity                       F-5

  Consolidated statements of cash flows                                 F-6

  Notes to consolidated financial statements                       F-8 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

     We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Berenfeld Spritzer Shechter & Sheer LLP
Certified Public Accountants

March 31, 2008
Ft. Lauderdale, Florida

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                     ASSETS
                                                                                    2007                          2006
                                                                                   -------                       -------


  Current Assets:
    Cash                                                                         $   750,901                   $    71,080
    Trade accounts receivable net of allowance for
      doubtful accounts of approximately $47,000
      and $192,700, respectively                                                   1,974,654                     2,026,870
    Inventories                                                                    5,993,657                     5,647,933
    Prepaid expenses and other current assets                                        285,126                       218,151
                                                                                 -----------                   -----------

          Total current assets                                                     9,004,338                     7,964,034
                                                                                 -----------                   -----------

  Property, plant and equipment, net                                               6,235,812                     6,800,176
                                                                                 -----------                   -----------

  Other assets:
    Trademarks, trade names, and patents                                             330,439                       330,439
     Due from affiliated companies                                                   109,310                       231,200
    Deposits and other assets                                                        253,718                       203,510
                                                                                 -----------                   --------------
         Total other assets                                                          693,467                       765,149
                                                                                 -----------                   ------------

         Total assets                                                            $15,933,617                   $15,529,359
                                                                                 ===========                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable trade                                                      $ 1,010,263                   $   943,907
     Note payable bank                                                             1,750,000                     2,150,000
     Current portion of long-term debt                                               589,906                       586,060
     Accrued expenses payable                                                        511,758                       363,669
                                                                                 -----------                   -----------
         Total current liabilities                                                 3,861,927                     4,043,636
                                                                                 -----------                   ------------


  Long-term debt less current portion                                              3,988,978                     4,550,190
                                                                                 -----------                   ------------

  Commitments and contingencies                                                         -                            -

  Shareholders' equity:
  Common stock - $.01 par value, 10,000,000 shares authorized,
    7,871,816 and 7,621,316 shares issued and outstanding at December
    31, 2007 and 2006, respectively                                                   78,718                        76,213
  Additional paid-in capital                                                       7,780,547                     7,257,447
  Foreign currency translation adjustment                                        (   209,049)                  (   176,094)
  Retained earnings (deficit)                                                        440,691                   (   213,838)
                                                                                 -----------                   ------------
                                                                                   8,090,907                     6,943,728
  Less treasury stock 7,519 shares, at cost                                      (     8,195)                  (     8,195)
                                                                                 ------------                  ------------
         Total shareholders' equity                                                8,082,712                     6,935,533
                                                                                 ------------                  ------------

         Total liabilities and shareholders' equity                              $15,933,617                   $15,529,359
                                                                                 ============                  ============



      The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                  2007                           2006
                                                                  ----                           ----

      Gross Sales                                               $23,308,891                   $22,338,500

      Less discounts, returns and allowances                      1,996,635                     1,911,368
                                                                -----------                   -----------
      Net sales                                                  21,312,256                    20,427,132

      Cost of goods sold                                         14,470,397                    14,719,006
                                                                -----------                   -----------
      Gross profit                                               6,841,859                      5,708,126
                                                                -----------                   -----------

      Operating expenses:
         Advertising and promotion                                1,562,423                     1,143,420
         Selling and administrative                               4,018,150                     3,510,715
         Interest                                                   354,622                       680,572
                                                                -----------                   -----------
         Total operating expenses                                 5,935,195                     5,334,707
                                                                -----------                   -----------

      Income from operations                                        906,664                       373,419

      Interest and other income                                      18,597                        18,638
                                                                -----------                   -----------

      Income  before provision
         for income taxes                                           925,261                       392,057

      Provision for income taxes                                    200,260                           -
                                                                -----------                   -----------

      Net income                                                    725,001                       392,057

      Other comprehensive income (loss):
         Foreign currency translation,
         net of taxes                                           (    32,955)                        3,559
                                                                -----------                   -----------

      Comprehensive income                                      $   692,046                   $   395,616
                                                                ===========                   ===========

      Earnings per share:
         Basic                                                  $       .09                   $       .06
                                                                ===========                   ===========
         Diluted                                                $       .08                   $       .05
                                                                ===========                   ===========

      Weighted average shares- basic                              7,690,191                      6,207,983
                                                                ===========                   ===========
      Weighted average shares - diluted                           8,826,259                     7,214,326
                                                                ===========                   ===========

      The accompanying notes are an integral part of these financial statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                        Foreign         Retained
                              Common stock           Additional         currency        earnings        Treasury
                            Shares      Amount       paid-in capital    adjustment(deficit)             stock             Total
                            --------   -------       ---------------    --------------------            ----------        -----


January 1,
 2006                       5,849,316  $ 58,493      $5,397,845         ($ 179,653)     ($605,895)      ($8,195)         $4,662,595


Net income                                                                                392,057                           392,057

Forgiveness of debt- affiliates                         295,752                                                             295,752

P Dornau con-
   version of debt          1,500,000    15,000       1,225,920                                                           1,240,920

Bonus shares to
   employees                  129,000     1,290         118,132                                                             119,422

Exercise of stock
   options                    143,000     1,430         145,620                                                             147,050

Stock based compensation                                 74,178                                                              74,178

Foreign currency
   translation
   adjustment                                                                3,559                                            3,559
                            ---------  --------      ----------         ----------      ----------      --------         -----------
December 31,
   2006                     7,621,316    76,213       7,257,447          ( 176,094)     ( 213,838)      ( 8,195)          6,935,533

Adjustment for SAB 108
  implementation                                         40,200                         (  70,472)                          (30,272)

Net Income                                                                                725,001                           725,001

Bonus shares to employees     105,500     1,055         146,850                                                             147,905

Exercise of stock options     145,000     1,450         189,066                                                             190,516

Stock based compensation                                146,984                                                             146,984

Foreign currency translation
adjustment                                                              (   32,955)                                      (   32,955)
                            ---------  --------      ----------         ----------      ----------      --------         -----------

December 31,                7,871,816   $78,718      $7,780,547         ($ 209,049)     $ 440,691       ($8,195)         $8,082,712
2007                        =========  ========      ==========         ===========     ==========      ========         ===========










The accompanying notes are an integral part of these financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                         2007               2006
                                                                         ----               ----
  Cash flows from operating activities:
       Net Income                                                     $  725,001         $  392,057
  Adjustment to reconcile net income to net cash
    provided by operations
  Depreciation and amortization                                          785,064            780,753
       Stock based compensation                                          294,889            195,030
       Accounts receivable allowance for doubtful accounts               168,874         (   61,408)
  Changes in assets and liabilities:
       Accounts receivable                                            (  197,916)            61,700
       Inventory                                                      (  345,724)           612,879
       Deposit and other assets                                       (   50,210)               -
       Recoverable income taxes                                             -               274,500
       Prepaid expenses                                               (   66,975)            44,242
       Accounts payable, accrued taxes, and other                        148,090         (  401,041)
                                                                      -----------        -----------
            Cash provided by operating activities                      1,461,093          1,898,712
                                                                      -----------        -----------
  Cash flows used by investing activities:
       Purchases of property, plant & equipment                       (   95,665)        (  270,289)
                                                                      -----------        -----------
            Cash (used in) investing activities                       (   95,665)        (  270,289)
                                                                      -----------        -----------
  Cash flows from financing activities:
       Borrowings (repayments) line of credit                         (  400,000)        (1,850,000)
       Proceeds from stock options exercises                             190,516            147,050
       Amounts due from affiliates                                       121,890         (  202,178)
       (Payments of) proceeds from long-term debt                     (  565,058)           139,683
                                                                      -----------        -----------
            Cash provided (used in) financing activities              (  652,652)        (1,765,445)
                                                                      -----------        -----------
  Cash prior to effect of exchange rate on cash                          712,776         (  137,022)

       Effect of exchange rate on cash                                (   32,955)             3,559
                                                                      -----------        -----------
        Net effect in cash                                               679,821         (  133,463)
       Cash at beginning of year                                          71,080            204,543
                                                                      -----------        -----------
       Cash at end of year                                            $  750,901         $   71,080
                                                                      ==========         ===========

  Supplemental disclosure of cash transactions
       Cash paid for interest during year                             $  354,621         $  680,572
                                                                      ===========        ===========
       Cash paid for income taxes during year                         $  200,000                -
                                                                      ===========        ===========
  Supplemental disclosure of non-cash transactions
       Conversion of the Company indebtedness to
           P. Dornau to equity                                        $     -            $1,241,000
                                                                      ===========        ==========
       Forgiveness of indebtedness to an affiliate                    $      -            $  295,752
                                                                     ===========        ===========






  The accompanying notes are an integral part of these financial statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

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

     Revenue recognition - Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount -receipts and payments recorded in a liability account.

     Collectibility of accounts receivable - Included in the consolidated balance sheets as of December 31, 2007 and 2006 are allowances for doubtful accounts aggregating approximately $47,000 and $192,700, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2007 and 2006 aggregated approximately $22,000 and $71,000 respectively.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. The composition of inventories at December 31, 2007 and 2006 are as follows:

                              2007           2006
                              ----           ----
    Raw materials          $3,247,359    $3,423,030
    Finished goods          2,821,861     2,244,903
                           ----------    ----------
                           $6,069,220    $5,667,933

    Inventory Reserves    (    75,563)   (   20,000)
                          ------------   -----------
     Inventory Net         $5,993,657    $5,647,933
                          ============   ===========

     At December 31, 2007 and 2006 and for the years then ended, approximately $75,600 and $20,000 respectively is reflected in the accompanying consolidated financial statements as a reserve for slow moving inventory.

     Shipping and handling costs - All shipping and handling costs incurred by us are included in operating expenses on the statements of income. These costs totaled approximately $834,850 and $880,535 for the years ended December 31, 2007 and 2006 respectively.

     Prepaid expenses - During the years ended December 31, 2007 and 2006 the Company introduced certain new products to its customers. In connection therewith, the Company produced new product collateral materials to be distributed over a period of time of approximately one year. At December 31, 2007 the Company did not have any accumulated cost of collateral materials on hand. For the year 2006 the Company amortized $15,400.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.


     Stock based compensation - The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

     Staff Accounting Bulletin No. 108 - In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company's financial statements and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. At December 31, 2007, the Company recorded an adjustment under SAB No. 108.

     The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. Such adjustments do not require previously filed reports with the SEC to be amended.

     The Company adopted SAB No. 108 effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has adjusted the opening retained earnings balance for 2007 in the accompanying consolidated financial statements for adoption of SFAS No. 123-R , in addition to the recording of a contingent legal liability.

     At the end of 2007, the Company re-evaluated its Black Scholes model and the adoption of SFAS No. 123 R and recorded an adjustment to the opening retained earnings of approximately $40,000. In addition under SAB No 108 the Company recorded an adjustment to record a contingent liability of approximately $30,000 to opening retained earnings. The adjustments had no impact on income tax expense.

     The Company considers this adjustment to be immaterial as it did not impact the consolidated statements of operations and the adjustment was not material to the consolidated balance sheets in prior periods.

     The cumulative effect of the adjustment above on the opening balances of the balance sheet is as follows (in thousands):

   As of January 1, 2007
                                                               Liabilities and
   Balance Sheet Accounts as Adjusted                            Shareholders'
   Increase (Decrease)                          Assets            Equity
   -------------------------------

   Retained earnings                       $    -            $      70,472
   Additional Paid in Capital                   -            (      40,200)
   Accrued Liabilities                          -            (      30,272)
                                           -----------       --------------
        Total                              $    -            $       -
                                           ===========       =============

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 51% and 59% of consolidated gross revenues for the years ended December 31, 2007 and 2006; and 44% and 57% of consolidated accounts receivable at December 31, 2007 and 2006, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations.

     Concentration of cash - At various times of the year and at December 31, 2007, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

     Fair value of financial instruments - The carrying amount of cash approximates its fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

     Impairment of long-lived assets - Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 144, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset's carrying value.

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the twelve months ended December 31, 2007 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN 48 the Company adopted the policy of recognizing penalties in selling and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense. The tax years 2004-2007 remain subject to examinations by major tax jurisdictions.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that these intangible assets have indefinite lives and therefore we no longer recognize amortization expense. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents.

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

     Earnings per share - The Company computes earnings per share in accordance with the provisions of SFAS No. .128, "Earnings per share," which establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as their effect would be anti-dilutive. See Note 10 Earnings per share computation of basic and diluted number of shares.

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial   statements   for  the  years  ended  December  31,  2006  have  been
reclassified to conform with the 2007 presentation.

     Note 2 - Property, plant and equipment:

     The Company's property, plant and equipment consisted of the following:

                                                    Estimated
                                              Useful Life - Years

                                                                                December 31,
                                                                             2007               2006
                                                                             -----              ----
   Land                                                                   $   278,325        $  278,325
   Building                                          30 years               4,389,155         4,389,155
   Manufacturing and warehouse equipment           6-20 years               6,367,883         6,521,010
   Office equipment and furniture                   3-5 years                 509,496           678,537
   Construction in process                                                     21,079            47,798
   Leasehold improvement                          10-15 years                 122,644           145,505
                                                    -----                 -----------        ----------
                                                                           11,688,582        12,060,330
            Less accumulated depreciation                                   5,452,770         5,260,154
                                                                          -----------       -----------
   Total property, plant and equipment, net                                $6,235,812        $6,800,176
                                                                          ===========        ==========

     Depreciation expense for the years ended December 31, 2007 and 2006 which includes amortization of capitalized lease assets, amounted to $785,064 and $780,753 respectively.

     Included in property, plant and equipment are the following assets at the Company's Alabama subsidiary and which are substantially held under capitalized leases securing certain City of Montgomery, AL Industrial Development Bonds:

                                                                                   December 31,
                                                                             2007              2006
                                                                             ----              ----
   Land                                                                   $   278,325        $  278,325
   Building                                                                 4,389,154         4,389,154
   Manufacturing and warehouse equipment                                    6,340,073         6,203,283
   Construction in process                                                     21,079            23,391
   Office equipment and furniture                                             372,689           361,221
                                                                          -----------        ----------
                                                                           11,401,320        11,255,374
   Less accumulated depreciation                                            5,339,212         4,598,825
                                                                          -----------        ----------
   Total property, plant and equipment, net                               $ 6,062,108        $6,656,549
                                                                          ===========        ==========

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

     Note 3 - Note payable, bank:

     During 2002, the Company secured a revolving line of credit, which provided a maximum of $6 million of working capital from the commercial bank providing the financing for the expansion discussed in Note 2, above. The line carries interest based on the 30 day LIBOR rate plus 275 basis points (approximately 6.03% and 8.10% at December 31, 2007 and 2006 respectively) payable monthly and is collateralized by the Company's inventory, trade receivables, and intangible assets. During May 2004, the Company and its commercial bank agreed to increase the maximum allowed borrowing under the line to $6 million. The remaining terms including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios were substantially unchanged. At December 31, 2007 the Company was in compliance with all financial covenants of the loan agreement. This financing matures on May 31, 2008.

     As of December 31, 2007 and 2006 the Company was obligated to its commercial lender under this arrangement in the amounts of $1,750,000 and $2,150,000 respectively. The average outstanding loan balances and interest incurred for the years ended December 31, 2007 and 2006 were approximately $2,209,000, $4,081,000 and $177,700 and $321,500, respectively.

     Note 4 - Long-term debt:

     Long-term debt at December 31, 2007 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2007, $1,445,000 and $2,840,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31, 2007 interest rates ranged between 3.56% and 4.27%. During the year ended December 31, 2006 interest rates ranged between 3.08% and 4.24%. Interest expense for 2007 and 2006 was approximately $184,316 and $188,200, respectively. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

     Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment. During 2007 and 2006, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $60,540 and $57,300 at, December 31, 2007, and 2006 respectively, have varying maturities through 2012 and carry interest rates ranging from 7% to 12% for both years.

     On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance and interest rate on this obligation at December 31, 2007 and 2006 were approximately $233,344 and $333,300 respectively. Interest rate is calculated at libor plus 2.5% per annum, respectively or 5.78% at December 31, 2007, through the maturity on April 15, 2010. Interest incurred for 2007 and 2006 was approximately $27,000 and $29,000 respectively.

     In 2005 Mr. Dornau loaned the Company $1.5 million in order to bolster working capital. In connection with the loan, the Company issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants were exercisable 500,000 shares at $1.13 and 500,000 shares at $.863.
The  exercise  prices were  determined  by the closing bid of our stock plus ten
(10) percent on each date of grant. In addition, he had the right, at his sole discretion, to convert such debt into a maximum of 1.5 million shares of our common stock at the rate of $1.00 per share. On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert the $1.5 million loan into 1.5 million shares. Such transaction was approved unanimously by the members of our Board of Directors (with Mr. Dornau abstaining from the vote).

     The composition of these obligations at December 31, 2007 and 2006 were as follows:

                                          Current Portion                     Long Term Portion
                                          ---------------                     -----------------
                                           2007          2006                 2007              2006
                                           ----          ----                 ----              ----

   Industrial Development Bonds          $460,000       $460,000          $3,825,000        $4,283,107
   Notes payable                           99,996         99,996             133,348           233,344
   Capitalized equipment leases            29,910         26,064              30,630            33,739
                                       ==========     ==========          ==========        ==========
                                         $589,906       $586,060          $3,988,978        $4,550,190
                                       ==========       ========          ==========        ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

                                   Year ending December 31,
                           2008     $  589,906
                           2009        574,749
                           2010        501,619
                           2011        466,565
                           2012        446,045
                       Thereafter    2,000,000
                                    ----------
                            Total   $4,578,884
                                    ==========

     Note 5 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:
                                             2007             2006
                                             ----             ----

Income tax provision:
      Federal - current                    $200,260       $   -
              - deferred                         -            -
      State                                      -            -
                                           --------       --------
                            Total          $200,260       $   -
                                           ========       ========

     The reconciliation of Income Tax provision at the statutory rate to the Income Tax expense is as follows:

                                             2007          2006
                                           --------       --------
Computed at statutory rate                 $314,602       $133,280
Increase (reduction) in income taxes
 resulting from:
Change in valuation allowance              (382,237)      (262,769)
Share based compensation                    100,300        129,489
Other, permanent adjustments                116,703             -
Other permanent adjustments- state
taxes                                        50,892             -

                                           --------       ---------

                                           $200,260       $     -
                                           ========       =========


     For the year 2007 the Company had available tax loss carryovers available to offset current taxable income aggregating approximately none for federal taxes and approximately $218,000 for State tax purposes, expiring in various years through 2026.

     At December 31, 2006 the Company had available tax loss carryovers available to offset against future taxable income aggregating approximately $804,000 and $1,611,000 for federal and state tax purposes, respectively expiring in various years through 2025.

     The Company's deferred tax asset and liability accounts consisted of the following at December 31:

                                            2007            2006
                                           --------       --------
Deferred tax assets:

Depreciation of property and equipment     $  9,666       $  9,666

Reserves for bad debts and inventory
  valuation                                  43,891         76,147

Net operating loss carryforwards             11,990        361,971

                                           --------       --------
                                             65,547        447,784

Less valuation allowance                   ( 65,547)       (447,784)
                                           ---------      ---------
Net deferred tax asset                     $     -        $    -
                                           ========       ========

     The Company has provided for a valuation allowance against the deferred tax asset, as there is no assurance that the Company will generate future taxable income to derive benefit from all or a part of the deferred tax assets. The change in the valuation allowance was $382,200 in 2007.

     Note 6 - Related party transactions:

     At December 31, 2007 and 2006, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $109,000 and $231,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus an amount to cover manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales to affiliates aggregated approximately $390,410, and $622,300 during the years ended December 31, 2007, and 2006, respectively; and allocable administrative fees aggregated $333,000 and $350,000 respectively for such periods.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000 to be repaid in monthly installments of $3,357 plus prevailing interest at prime plus 1%. During March 2006, when the principal balance outstanding amounted to $295,752, the Company received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company had no further obligation associated with the debt. The Company recognized additional paid-in capital attributable to this transaction in the amount of $295,752.

     Mr. Kolisch, a Director of the Company sources most of the Company's insurance needs at a arms length competitive basis.

     Note 7 - Commitments

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of $100,500 for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2007. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations during the years ended December 31, 2007, and 2006 amounted to approximately $100,500 each year.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $273,752 and $306,936 at December 31, 2007 and 2006, respectively, is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

      Year ending December 31,
           2008                      $102,500
           2009                       104,560
           2010                       106,640
           2011                            -
           Thereafter                 626,200
                                     --------
             Total                   $939,900
                                     ========

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

     During 2007, the Company adopted a qualified employee stock option plan covering 400,000 shares of its common stock.

     The following schedule reflects the status of outstanding options under the Company's four stock option plans and non-option plan as of December 31, 2007, as adjusted for the Company's stock dividend distributions of 2000 and 2002.


                                           Summary


                                                                                           Wt. Av.
                   Date         Options      Exercisable      Exercise   Expiration      remaining
          Plan    granted     outstanding      options         price        date           life
          ----    -------     -----------      -------         -----        ----           ----
      Non Plan     03/25/99        231,000      231,000         0.76       03/24/09          1.2
          1994     10/26/04        154,500       92,700         1.05       10/25/09          1.8
          2002     03/02/04        137,000       82,200         1.62       03/01/09          1.2
          2002     11/06/06        133,000       26,600         0.93       11/08/11          3.9
          2007     05/17/07        162,500          -           1.68       05/16/12          4.4
          2007     10/08/07          2,000          -           1.87       10/07/12          4.8
          2007     12/17/07        156,500          -           1.32       12/16/07          5.0
        2002NQ     10/22/02         35,000       35,000         1.26       10/22/12          4.8
        2002NQ     06/20/03         30,000       30,000         1.03       06/20/13          5.5
        2002NQ     05/25/04         40,000       40,000         1.46       05/25/14          6.4
        2002NQ     04/03/06         30,000       30,000         1.08       04/03/16          8.3
        2002NQ     12/17/07         50,000       50,000         1.32       12/16/17         10.0
                                 ---------      -------                                     ----
                                 1,161,500      617,500                                      3.5
                                 ==========     =======                                     ====

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

     A summary of the Company's stock options as of December 31, 2007, 2006 and 2005, and changes during the years ending on these dates, is presented below:


                                              2007                        2006
                                              ----             -          ----
                                        Weighted Average         Weighted Average
                                        ----------------         -----------------
                                     Optioned     Exercise     Optioned       Exercise
                                      Shares       Price        Shares         Price
                                      -------       -----       -------         -----
              Options outstanding
             at beginning of year
                                         945,500      $1.11      964,500        $1.12
                          Granted        373,000                 175,000

                          Expired      (  12,000)              (  51,000)
                        Exercised      ( 145,000)              ( 143,500)
                                       ----------              ----------
    Options outstanding at end of

                             year      1,161,500      $1.05      945,500        $1.11
                                      ==========      =====    ==========       =====

     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised. Compensation cost recognized during the years ended December 31, 2007 and 2006 attributable to stock options amounted to $146,984 and $74,178, respectively.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2007 and 2006; risk free rate ranging from 3.57% to 4.88%, no dividend yield for all years, expected life from five years to ten years and volatility of approximately 84.9% to 107.8%.

     As of December 31, 2007 there was approximately $241,672 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2012.

     Note 9 - Major customers:

     The Company has one major customer with sales in excess of 10% of consolidated gross revenue for the years ended December 31, 2007 and 2006. Sales to this customer represented approximately 43%,and 26% of consolidated gross revenues for such periods, respectively.

     The Company's top five customers represented approximately 51% and 59%, of consolidated revenues for the years ended December 31, 2007 and 2006 and 44% and 57% of consolidated trade receivables for the years ended December 31, 2007 and 2006 at the balance sheet date for the years then ended, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations.

     Note 10 - Earnings per share:

     Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2007 and 2006:

                                                       2007              2006
                                                       ----              ----
   Basic weighted-average common shares
   outstanding                                      7,690,191          6,207,983

   Dilutive effect of stock plans, other
   options & conversion rights                      1,136,068          1,006,343
                                                    ---------          ---------
   Dilutive weighted-average shares outstanding     8,826,259          7,214,326
                                                    =========          =========

     Note 11 - Shareholders' equity:

     During the years ended December 31, 2007 and 2006 the Company granted 105,500 and 129,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $147,000 and $119,400 for each period, respectively.

     During October 2007 and December 2006, certain employees of the Company exercised stock options scheduled to expire during the respective current year covering 145,000 and 143,000 shares of its common stock respectively. The aggregate exercise price of such transactions amounted to approximately $191,000 and $147,000 and is reflected in the accompanying financial statements as common stock and additional paid-in capital.

     On March 25, 1999, the Company entered into a loan arrangement with an entity owned 50% each by our President and former Vice President - Advertising, Messrs. Peter G. Dornau and Jeffrey J. Tieger, respectively whereby we borrowed $400,000 to be repaid in monthly installments of $3,357 plus prevailing interest at prime plus 1%. During March 2006, when the principal balance outstanding amounted to $295,752, the Company received notification from the shareholders of said entity that they were forgiving this obligation and, accordingly, the Company had no further obligation associated with the debt. The Company recognized additional paid-in capital attributable to this transaction in the amount of $295,752.

     On November 10, 2006, Mr. Dornau notified the Company that he was exercising his rights to convert a $1.5 million loan made to the Company into
1.5 million shares. Such transaction was approved unanimously by the members of our Board of Directors (with Mr. Dornau abstaining from the vote). Mr. Dornau loaned the Company $1.5 million in order to bolster working capital. In connection with such loan, we issued warrants to Mr. Dornau to purchase a maximum of 1 million shares of our common stock. Such warrants were exercisable 500,000 shares at $1.13 and 500,000 shares at $.863. The exercise prices were determined by the closing bid of our stock plus ten (10) percent on each date of grant. The Company recognized additional paid-in capital attributable to this transaction in the amount of $1,295,940.

     Note 12 - Restatements to the Consolidated Financial Statements:

     Year ended December 31, 2007:

     The Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of approximately $70,000 to the opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share-based compensation and contingent legal liabilities in 2006. The adjustments were considered to be immaterial to the consolidated financial statements for the year ended December 31, 2006.

     In 2007, the Company made certain revisions in the valuation of stock option grants that vested in 2006. The revised valuation resulted in an increase in compensation expense of approximately $40,000 for 2006. Also in 2007, the Company discovered that a liability in the amount of approximately $30,000 for legal costs incurred in 2006 should have been recorded as of December 31, 2006 under the criteria of Statement of Financial Accounting Standards No. 5. There was no corporate tax effect for the adjustments due to the Company's tax position in 2006.



     Note -13 - Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measures." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our future consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our future results of operations and financial position.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("FASB No. 141(R)"). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 ("FASB No. 160")." The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FASB No. 141
(R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company's fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.