Form 10-Q
period 2008-03-31
OCEAN BIO CHEM INC
filed 2008-05-12
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-11102

                              OCEAN BIO-CHEM, INC.
             (Exact name of registrant as specified in its charter)

         Florida                                               59-1564329
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

              4041 SW 47 Avenue, Ft. Lauderdale, Florida 33314-4023
                    (Address of principal executive offices)

                                  954-587-6280
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X] No [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                     Accelerated filer          |_|
Non-accelerated filer    |_|                     Smaller reporting company  |X|.


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No.|X|

     As of May 6, 2008, there were 7,871,816 shares of Common Stock, $.01 par value of the registrant outstanding

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                                      INDEX


      Description                                                       Page

     Part I - Financial Information:

     Item 1. - Financial Statements:

     Condensed consolidated balance sheets as of
       March 31, 2008 and December 31,2007                                3

     Condensed consolidated  statements of operations
       for the three months ended March 31, 2008 and 2007                 4

     Condensed consolidated  statements of cash flows for
       the three months ended March 31, 2008 and 2007                     5

     Notes to condensed consolidated financial statements               6-10

     Item 2. - Management's  Discussion and Analysis of
       Financial  Condition and Results of Operations                  10-11

     Item 3 - Quantitative and Qualitative Disclosures
       about Market Risk                                                  11

     Item 4 - Controls and Procedures                                  11-12

     Part II - Other Information:                                         12

     Item 1. - Legal Proceedings                                          12

     Item 1A - Risk Factors                                               12

     Item 2. - Unregistered Sales of Equity Securities
       and Use of Proceeds                                                12

     Item 3. - Defaults upon Senior Securities                            12

     Item 4. - Submission of Matters to a Vote by Security Holders        12

     Item 5. - Other Matters                                              12

     Item 6. - Exhibits                                                   12

     Signatures                                                           12

     Certifications                                                    13-15

PART I - Financial Information

1. Financial Statements

              OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31, 2008     DECEMBER 31, 2007
                                                                   ----------------     -----------------
                                                                      (UNAUDITED)
                             ASSETS
Current Assets:
Cash                                                                  $    653,357         $    750,901
Trade accounts receivable net of allowance for doubtful
accounts of approximately $42,042 and $46,996 at March 31 ,
2008 and December 31, 2007 respectively                                  1,840,692            1,974,654
Income taxes receivable                                                    152,000                    -
Inventories, net                                                         7,058,042            5,993,657
Prepaid expenses and other current assets                                  158,434              285,126
                                                                      -------------        ------------
                                                                      -------------        ------------

Total current assets                                                     9,862,525            9,004,338
                                                                      -------------        ------------

Property, plant and equipment, net                                       6,170,245            6,235,812
                                                                      -------------        ------------
Other assets:
Trademarks, trade names and patents, net
of accumulated amortization                                                330,439              330,439
Due from affiliated companies, net                                         352,244              109,310
Deposits and other assets                                                  152,164              253,718
                                                                      -------------        ------------

Total Other Assets                                                         834,847              693,467
                                                                      -------------        ------------

Total Assets                                                          $ 16,867,617         $ 15,933,617
                                                                      =============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                              $  1,293,363         $  1,010,263
Note payable - bank                                                      2,700,000            1,750,000
Current portion of long term debt                                          589,314              589,906
Accrued expenses payable                                                   526,825              511,758
                                                                      -------------        ------------


Total Current Liabilities                                                5,109,502            3,861,927
                                                                      -------------        ------------

Long term debt, less current portion                                     3,853,200            3,988,978

                                                                      -------------        ------------

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
7,871,816 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively                          78,718               78,718
Additional paid in capital                                               7,810,350            7,780,547
Foreign currency translation adjustment                                   (210,359)            (209,049)
Retained earnings                                                          234,401              440,691
                                                                      -------------        ------------


                                                                         7,913,110            8,090,907

Less cost of common stock in treasury, 7,519 shares                         (8,195)              (8,195)
                                                                      -------------        ------------

Total Shareholders' Equity                                               7,904,915            8,082,712
                                                                      ----------           ------------

Total Liabilities and Shareholders' Equity                            $ 16,867,617         $ 15,933,617
                                                                      =============        ============


>
The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   2008           2007
                                                               -----------      -----------

Gross sales                                                    $3,980,519       $4,338,994

Sales allowances                                                  235,559         316,586
                                                               -----------      -----------


Net sales                                                       3,744,960        4,022,408

Cost of goods sold                                              2,873,824        2,847,509
                                                               -----------      -----------


Gross profit                                                      871,136        1,174,899
                                                               -----------      -----------

Expenses:
Advertising and promotion                                         202,346          206,652
Selling and administrative                                        927,247        1,034,142
Interest expense                                                   64,687           97,238
                                                               -----------      -----------


Total expenses                                                  1,194,280        1,338,032
                                                               -----------      -----------


Operating loss                                                   (323,144)        (163,133)

Other income                                                       11,908             -
                                                               -----------      -----------


Loss before income taxes                                         (311,236)        (163,133)

Income tax benefit                                                104,946                -
                                                               -----------      -----------


Net loss                                                         (206,290)        (163,133)

Other comprehensive income (loss) , net of tax
Foreign currency translation adjustment                            (1,310)             796
                                                               -----------      -----------


Comprehensive loss                                             ($ 207,600)      ($ 162,337)
                                                               ===========      ===========


Loss per common share - basic                                     $ (0.03)         $ (0.02)
                                                               -----------      -----------


Loss per common share - diluted                                   $ (0.03)         $ (0.02)
                                                               -----------      -----------


Weighted average shares - basic                                 7,822,066         7,621,316
                                                               -----------      -----------

Weighted average shares - diluted                               7,822,066        7,621,316
                                                               -----------      -----------



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                                         2008             2007
Cash flows from operating activities:                                 ----------       ----------

Net (loss)                                                            ($206,290)       ($163,133)
Adjustment to reconcile net loss
to net cash used in operations:

Depreciation and amortization                                           196,988          193,237
Compensation cost associated with stock
options and stock awards                                                 29,803           11,386
Change in allowance for doubtful accounts                                   223         (156,000)

Changes in assets and liabilities:

Accounts receivable                                                     133,739           77,262
Income taxes Receivable                                                 152,000               -
Inventory                                                            (1,064,385)        (787,740)
Prepaid expenses and deposits                                           228,247          (19,459)
Accounts payable and accrued taxes and other                            ( 5,833)         627,675
                                                                      ----------       ----------


Net cash used in operating activities                                  (535,508)        (216,772)
                                                                      ----------       ----------


Cash flows from investing activities:

Purchases of property, plant and equipment                             (131,421)         (40,000)
                                                                      ----------       ----------


Net cash used in investing activities                                  (131,421)         (40,000)
                                                                      ----------       ----------


Cash flows from financing activities:

Borrowings line of credit                                               950,000          899,996
Amounts due from affiliates                                            (242,935)           2,149
Principal payments - long-term debt                                    (136,370)        (246,329)
                                                                      ----------       ----------


Net cash provided by financing activities                               570,695          655,816

Cash prior to effect of exchange rate on cash                           (96,234)         399,044
Effect of foreign exchange rate on cash                                  (1,310)             796
                                                                      ----------       ----------

Net (decrease)  increase in cash                                        (97,544)         399,840

Cash at beginning of period                                             750,901           71,080
                                                                      ----------       ----------

Cash at end of period                                                 $ 653,357        $ 470,920
                                                                      ==========       ==========



Supplemental disclosure of cash transactions:
Cash paid for interest during period                                  $  64,687        $  97,238
                                                                      ----------       ----------

Cash paid for income taxes during period                              $      -         $     -
                                                                      ----------       ----------





The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

The company had no cash equivalents at March 31, 2008 and 2007

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
         NOTES TO UNADUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF ACCOUNTING POLICIES

     Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Article 8 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2008 or the full year ending
December 31, 2008 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount - receipts and payments recorded in a liability account.

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

     Inventories

     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in first-out method. The composition of inventories at March 31, 2008 and December 31, 2007 are as follows:

                                        2008               2007
                                   ------------       ------------

Raw Materials                      $ 3,689,686        $ 3,247,359
Finished Goods                       3,478,920          2,821,861
Less: Inventory Reserve               (110,564)           (75,563)
                                   ------------       ------------
Inventory - Net                    $ 7,058,042        $ 5,993,657
                                   ============       ============



     At March 31, 2008 and December 31, 2007, approximately $111,000 and $76,000 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     2. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at March 31, 2008 and December 31, 2007:

                                                   Estimated
                                                   Useful Life -
                                                      Years          2008           2007
                                                 -------------  ----------    ------------
Land                                                   N/A      $  278,325    $   278,325
Building                                                30       4,389,155      4,389,155
Manufacturing and warehouse equipment                 6-20       6,458,954      6,367,883
Office equipment and furniture                         3-5         549,813        509,496
Leasehold Improvements                                 10-15       122,644        122,644
Construction in process                                N/A          21,112         21,079
                                                               -----------    ------------
                                                                11,820,003     11,688,582
                                                               -----------    ------------
Less Accumulated depreciation                                    5,649,758      5,452,770
                                                               -----------    ------------

Total property, plant and equipment - net                      $ 6,170,245    $ 6,235,812
                                                               ===========    ============



Depreciation expense for the three month period ending March 31, 2008 and 2007 was $196,988 and $193,237 respectively.

     3. LONG-TERM DEBT

     Long-term debt at March 31, 2008 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At March 31, 2008, $1,360,000 and $2,810,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the three months ended March 31, 2008 interest rates ranged between 1.51% and 3.72%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     The Company, through its subsidiaries, Kinpak Inc., and Starbrite Distributing, Inc. are obligated pursuant to various capital lease agreements covering manufacturing and office equipment utilized in the Company's facilities. Such obligations, aggregating approximately $64,200 at March 31, 2008, have varying maturities through 2010 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced the Company $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at March 31, 2008 were $208,345 and 5.62% per annum) through maturity on April 15, 2010.


     The composition of these obligations at March 31, 2008 and December 31, 2007 were as follows:

                                           Current Portion                  Long Term Portion
                                       -----------------------        --------------------------

                                         2008          2007               2009          2008
                                       ----------   ----------        -----------   ------------


Industrial Development Bonds           $ 460,000    $ 460,000         $3,710,000    $3,825,000
Notes Payable                             99,996       99,996            108,349       133,348
Capitalized equipment leases              29,318       29,910             34,851        30,630
                                       ----------   ----------        -----------  -------------

                                       $ 589,314    $ 589,906         $3,853,200    $3,988,978
                                       ==========   ==========        ===========  =============


     Required principal payment obligations attributable to the foregoing are tabulated below:

      Twelve month period ending March 31,:
         2009                      $  589,314
         2010                         580,432
         2011                         504,607
         2012                         463,161
         2013                         415,000
         Thereafter                 1,890,000

                                  -----------

        Total                     $ 4,442,514
                                  ===========

     4. RELATED PARTY TRANSACTIONS

     At March 31, 2008 and December 31, 2007, the Company had amounts receivable from affiliated companies, which are directly or beneficially owned by the Company's president, aggregating to $ 352,244 and $109,310 respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $ 195,400 and $ 196,600 during the three months ended March 31, 2008 and 2007, respectively.

     Commitments:

     On July 12, 2006 we entered into a ten-year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity fifty percent owned each by Messrs. Peter G. Dornau and Jeffrey J. Tieger, our President and former Vice President-Advertising, respectively. On July 12, 2006 we renewed our lease agreement for a term of ten years. The lease required a minimum rental of $100,500 the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived thru December 31, 2008. Additionally, the landlord is entitled to collect from us its pro-rata share of all taxes, assessments, insurance premiums, operating charges, maintenance charges and any other expenses, which normally arise from ownership. We believe that the terms of this lease are comparable to those of similar properties in the same geographic area of the Company available from unrelated third parties. Rent charged to operations during the three month period ended March 31, 2008 and 2007 amounted to approximately $23,700 each quarter respectively.

     The Company has entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $255,000 and $274,000 at March 31, 2008 and December 31, 2007, respectively is primarily secured by the real estate leased to the Company.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

       Twelve month period ending March 31,:
           2009                    104,560
           2010                    106,640
           2011                    108,773
           Theareafter             517,427

                                 ----------
          Total                  $ 837,400
                                 ==========

[

     5. EARNINGS (LOSS) PER SHARE

                                                                     Three months ended March 31,
                                                                          2008         2007
                                                                      ----------    ----------

Weighted-average common shares outstanding                            7,822,066     7,621,316

Dilutive effect of stock plans, other options
  & conversion rights                                                       -             -

                                                                      ----------    ----------

Dilutive weighted-average shares outstanding                          7,822,066     7,621,316
                                                                      ==========    ==========

     6. RECENT ACCOUNTING PRONOUNCEMENTS:

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include trademarks and other intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our future results of operations and financial position. The adoption of this standard has not had a material effect on the consolidated results of operations and financial position of the Company for the reporting period.

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

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("FASB No. 160")." The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FASB No. 141
(R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company's fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

     Overview:

     We are a leading manufacturer and distributor of chemical formulations serving the appearance and functional categories of the marine, automotive, recreational vehicle and home care markets. We were founded in 1973 and have conducted operations within the aforementioned categories since then. During 1984, we changed our corporate name to Ocean Bio-Chem., Inc. (the parent company) from our former name, Star Brite Corporation. Our operations were conducted as a privately owned company through March, 1981 when we completed our initial public offering of common stock.

     Critical accounting policies and estimates:

     See Note 1 "Summary of  Accounting  Policies" in the Notes to the Unaudited
Condensed   Consolidated   Financial  Statements  for  a  discussion  of  recent
accounting pronouncements and their effect, if any, on the Company.

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2008, bears interest at the 30 Day LIBOR plus 275 basis points (approximately 5.87% at March 31, 2008) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of March 31, 2008, we were obligated under this arrangement in the amount of $ 2,700,000.

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

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the three months ended March 31, 2008 such bonds carried interest ranging between 1.5% and 3.7% annually. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Alabama facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at March 31, 2008 were approximately $208,345 and 5.62%. The maturity on this obligation is April 15, 2010.

     We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency.

     We do not engage in currency hedging and deal with such currency risk as a pricing issue.

     During the past few years, we have introduced various new products to our customers. At times this has required us to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to our overall operations. We believe that all required capital to maintain such increases can continue to be provided by operations and current financing arrangements. As of March 31, 2008, the inventory value was $7,058,042 a increase of $1,064,000. The inventory increase is a seasonal increase, in anticipation of the warmer weather in the northern parts of the US and the start of the boating season. In addition, there was strategic purchasing of inventory in anticipation of higher raw material prices.

     Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. We react to long-term increases by passing along all or a portion of such increases to our customers.

     As of March 31, 2008 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Results of Operations:

     Three Months Ended March 31, 2008 compared to the Three Months ended March 31, 2007

     Net sales decreased approximately $ 278,000 or 6.9% for the quarter ended March 31, 2008, compared to the same quarter of the preceding year. The consolidated net sales were approximately $ 3,745,000 and $ 4,022,000 respectively. The primary reason for the decreased sales was the unseasonably cold weather in the northern parts of the United States, which delayed the start of the boating season and the use of our products.

     Cost of goods sold amounted to approximately $ 2,874,000 or 76.7 % of net sales, a increase of 1% from the three months ended March 31, 2007, of $ 2,848,000 or 70.8% of net sales. The cost of sales percentage increased due to several factors including the increase of the Company's raw material costs that could not fully be passed on to our customers, in addition to increased outbound freight costs as a result of higher fuel costs that also could not be passed on to customers.

     Selling and administrative expenses decreased by approximately $ 107,000 to $ 927,000 or 24.7% of sales for the quarters ended March 31, 2008, compared to $1,034,000 or 25.7% of sales for the comparative 2007 period. The reduction in costs were primarily due to a reduction in outsourced computer services and a allocation of insurance costs to cost of goods sold.

     Advertising and promotion expenses were approximately the same level as 2007 spending. Expenses for 2008 were approximately $202,000 compared to approximately $ 207,000 in 2007. The Company continued in the first quarter to run print and TV media advertising for its products in boating and auto magazines.

     Interest expense for the three month period ending March 31, 2008 was approximately $65,000, compared to $97,000 in the corresponding period of 2007, a decreased of $ 32,000. This is a result of two factors, decreased interest rates and decreased borrowings.

     The net loss for the quarter ended March 31, 2008 amounted to approximately $ 206,000 compared to a net loss of $ 163,000 for the comparable period in 2007.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     N/A

     Item 4. Controls and  Procedures

     Evaluation of Disclosure Controls and Procedures

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

     Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

     Item 1. - Legal Proceedings:

     We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

     Item 1A. - Risk Factors - Not Applicable

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

     Item 3. - Defaults Upon Senior Securities: Not applicable

     Item 4 - Submission of Matters to a Vote by Security Holders -Not applicable

     Item 5 - Other Information - Not applicable

     Item 6. - Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

     32.1.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

     OCEAN BIO-CHEM, INC.

     Date:  May 12,  2008


     /s/ Peter G. Dornau
     -----------------------------------
     Peter G.  Dornau  Chairman of the
     Board of Directors and Chief Executive Officer



     /s/  Jeffrey S. Barocas
     ------------------------------------
     Jeffrey S. Barocas
     Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2008;

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


   Dated:        May 12, 2008


   /s/ Peter G. Dornau
   -------------------------------
   Peter G. Dornau
   Chairman of the Board of Directors
   and Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

     I, Jeffrey S. Barocas certify that:


     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2008;

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


   Dated:        May 12, 2008


   /s/ Jeffrey S. Barocas
   -------------------------------
   Jeffrey S. Barocas
   Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

   Dated:     May 12, 2008


   /s/ Peter G. Dornau
   ----------------------------------
   Peter G. Dornau
   Chairman of the Board of Directors
     and Chief Executive Officer



   /s/  Jeffrey S. Barocas
   ----------------------------------
   Jeffrey S. Barocas
   Chief Financial Officer