Form 10-Q
period 2008-06-30
OCEAN BIO CHEM INC
filed 2008-08-13
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

     As of August 6, 2008, there were 7,886,816 shares of Common Stock, $.01 par value of the registrant outstanding

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                      INDEX


   Description                                                            Page

Part I  Financial Information:

  Item 1. -  Financial Statements:

      Condensed consolidated balance sheets as of
        June 30, 2008 (unaudited) and December 31, 2007                       3

      Condensed consolidated statements of operations
        for the three and six month periods ended
        June 30, 2008 and 2007 (unaudited)                                    4

      Condensed consolidated statements of cash flows
        for the six months ended June 30, 2008 and
        2007(unaudited)                                                       5

      Notes to (unaudited) condensed consolidated financial
        statements                                                         6-10

  Item 2. - Management's Discussion and Analysis
              of Financial Condition and Results of Operations            10-12

  Item 3. - Quantitative and Qualitative Disclosures
              about Market Risk                                              13

  Item 4. - Controls and Procedures                                          13
Part II - Other Information:

  Item 1. - Legal Proceedings                                                13

  Item 1A. - Risk Factors                                                    13

  Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds      13

  Item 3. - Defaults upon Senior Securities                                  13

  Item 4. - Submission of Matters to a Vote by Security Holders              13

  Item 5. - Other Matters                                                    13

  Item 6. - Exhibits                                                         14

  Signatures                                                                 14

  Certifications                                                          15-17

PART I - Financial Information
1. Financial Statements (unaudited)

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30, 2008     DECEMBER 31, 2007
                                                                     ---------------     -----------------
                              ASSETS                                     (UNAUDITED)

Current Assets:
Cash                                                                    $    598,098        $    750,901
Trade accounts receivable net of allowance for doubtful
accounts of approximately $47,000 at June 30, 2008 and
 December 31, 2007 respectively                                            1,883,880           1,974,654
Income taxes receivable                                                       96,817                 -
Inventories, net                                                           7,591,081           5,993,657
Prepaid expenses and other current assets                                    152,709             285,126
                                                                        ------------        ------------

Total current assets                                                      10,322,585           9,004,338
                                                                        ------------        ------------

Property, plant and equipment, net                                         6,019,604           6,235,812
                                                                        ------------        ------------
Other assets:
Trademarks, trade names and patents, net
of accumulated amortization                                                  330,439             330,439
Due from affiliated companies, net                                           210,944             109,310
Deposits and other assets                                                    151,601             253,718
                                                                        ------------        ------------

Total Other Assets                                                           692,984             693,467
                                                                        ------------        ------------

Total Assets                                                            $ 17,035,173        $ 15,933,617
                                                                        ============        ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                                $  1,213,563        $  1,010,263
Note payable - bank                                                        2,900,000           1,750,000
Current portion of long term debt                                            589,034             589,906
Accrued expenses payable                                                     773,432             511,758
                                                                        ------------        ------------

Total Current Liabilities                                                  5,476,029           3,861,927
                                                                        ------------        ------------

Long term debt, less current portion                                       3,706,126           3,988,978
                                                                        ------------        ------------

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
7,871,816 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively                             78,718              78,718
Additional paid in capital                                                 7,840,285           7,780,547
Foreign currency translation adjustment                                 (    272,839)       (    209,049)
Retained earnings                                                            215,049             440,691
                                                                        ------------        ------------

                                                                           7,861,213           8,090,907

Less cost of common stock in treasury, 7,519 shares                     (      8,195)       (      8,195)
                                                                        ------------        ------------

Total Shareholders' Equity                                                 7,853,018           8,082,712
                                                                        ------------        ------------


Total Liabilities and Shareholders' Equity                              $ 17,035,173        $ 15,933,617
                                                                        ============        ============



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                             --------------------                       ------------------
                                                                2008              2007               2008                 2007
                                                           ------------       ------------       ------------       -------------

Gross Sales                                                $ 5,205,221        $ 5,968,738        $ 9,185,740        $ 10,388,395

Allowances                                                     214,255            534,735            449,814             931,984
                                                           ------------       ------------       ------------       -------------

Net sales                                                    4,990,966          5,434,003          8,735,926           9,456,411

Cost of goods sold                                           3,285,957          3,275,260          6,159,781           6,122,769
                                                           ------------       ------------       ------------       -------------


Gross profit                                                 1,705,009          2,158,743          2,576,145           3,333,642
                                                           ------------       ------------       ------------       -------------
Expenses:
Advertising and promotion                                      467,724            467,380            670,070             674,032
Selling and administrative                                   1,149,478          1,190,910          2,076,725           2,225,052
Interest expense                                                95,246            105,860            159,933             203,098
                                                           ------------       ------------       ------------       -------------


Total expenses                                               1,712,448          1,764,150          2,906,728           3,102,182
                                                           ------------       ------------       ------------       -------------

Operating Income (Loss)                                          (7,439)           394,593        (   330,583)            231,460
Other Income (Expense)                                            (822)              -                11,086                -
                                                           ------------       ------------       ------------       -------------


Income (Loss) before income taxes                          (     8,261)           394,593        (   319,497)            231,460

Income tax expense (benefit)                                     9,453               -           (    95,493)               -
                                                           ------------       ------------       ------------       -------------

Net Income (Loss)                                          (    17,714)           394,593        (   224,004)            231,460

Other comprehensive Income (Loss), net of tax
Foreign currency translation adjustment                    (    62,480)            34,912        (    63,790)       (     33,845)
                                                           ------------       ------------       ------------       -------------

Comprehensive Income (Loss)                                ($   80,194)         $ 429,505        ($  287,794)       $    197,615
                                                           ============       ============       ============       =============

Income (Loss) per common share - basic                     ($     0.00)            $ 0.06        ($     0.03)       $       0.03
                                                           ============       ============       ============       =============

Income (Loss) per common share - diluted                   ($     0.00)            $ 0.05        ($     0.03)       $       0.02
                                                           ============       ============       ============       =============

Weighted average shares - basic                              7,871,816          7,689,316          7,871,816           7,655,316
                                                           ============       ============       ============       =============

Weighted average shares - diluted                            7,871,816          8,572,376          7,871,816           8,538,376
                                                           ============       ============       ============       =============

The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                       OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                    (UNAUDITED)

                                                                              2008                2007
                                                                         ------------        ------------
   Cash flows from operating activities:

   Net Income (Loss)                                                    ($   224,004)       $    231,460

   Adjustments to reconcile Net income (Loss) to net cash provided by (used in) operations:

   Depreciation and amortization                                             394,598             388,498
   Compensation cost associated with stock options and stock awards           59,738             166,694
   Change in allowance for doubtful accounts                                   2,106             142,431

   Changes in assets and liabilities:

   Accounts receivable                                                        88,668        (    594,696)
   Inventory                                                            (  1,597,424)       (    865,075)
   Prepaid expenses and other assets                                         137,716             (26,650)
   Accounts payable and other accrued liabilities                            399,147             644,898
                                                                        -------------       -------------

   Net cash provided by (used in) operating activities                  (    739,455)             87,560
                                                                        -------------       -------------

   Cash flows from investing activities:

   Purchases of property, plant and equipment                           (    178,391)       (     74,700)
                                                                        -------------       -------------

   Net cash provided by (used in) investing activities                  (    178,391)       (     74,700)
                                                                        -------------       -------------

   Cash flows from financing activities:

   Borrowings line of credit, net                                          1,150,000             851,998
   Amounts due from affiliates                                          (    101,634)            231,200
   Short term borrowings, net                                           (        872)
   Principal payments - Long-term debt                                  (    282,852)       (    292,785)
                                                                        -------------       -------------

   Net cash provided by (used in) financing activities                        764,642             790,413
                                                                        -------------       -------------

   Cash prior to effect of exchange rate on cash                        (    153,204)            803,273
   Effect of exchange rate on cash                                               401        (     33,845)
                                                                        -------------       -------------

   Net (decrease) increase in cash                                      (    152,803)            769,428

   Cash at beginning of period                                               750,901              71,080
                                                                        -------------       -------------

   Cash at end of period                                                $    598,098        $    840,508
                                                                        =============       =============



   Supplemental disclosure of cash transactions:
   Cash paid for interest during period                                 $    159,933        $    208,579
                                                                        -------------       -------------

   Cash paid for income taxes during period                             $        -          $       -
                                                                        -------------       -------------



   The company had no cash equivalents at June 30, 2008 and 2007


   The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2008 or the full year ending December 31, 2008 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount - receipt and payments recorded in a liability account.

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

Inventories

     Inventories are comprised of raw materials, work-in process and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


     2. SUMMARY OF SIGNIFICANT ACCOUNTING CHANGES:

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

     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. During 2008, we continue to use the simplified method in accordance with SAB No. 110.


     3. RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("FASB No. 160")." The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FASB No. 141
(R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company's fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

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

     In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

     In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

     In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.


     4. INVENTORIES

     The composition of inventories at June 30, 2008 and December 31, 2007 are as follows:
                                                  2008                2007
                                               -----------        -----------
      Raw materials                            $ 4,006,752        $ 3,247,359
      Finished goods                             3,699,956          2,821,861
      Less inventory reserve                   (   115,627)       (    75,563)
                                               ------------       ------------
      Inventory - net                          $ 7,591,081        $ 5,993,657
                                               ============       ============

     At June 30, 2008 and December 31, 2007, approximately $116,000 and $76,000 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     5. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at June 30, 2008 and December 31, 2007:

                                                      Estimated
                                                       Useful
                                                     Life- Years         2008                 2007
                                                    -----------     -------------       ------------
     Land                                              N/A          $     278,325       $    278,325
     Building                                         30                4,389,154          4,389,154
     Manufacturing and warehouse equipment            6-20              6,492,622          6,367,883
     Office equipment and furniture                   3-5                 553,917            509,496
     Leasehold improvement                           10-15                122,644            122,644
     Construction in process                           N/A                 30,310             21,080
                                                                    -------------       ------------
                                                                       11,866,972         11,688,582
     Less accumulated depreciation                                    ( 5,847,368)       ( 5,452,770)
                                                                    -------------       ------------
    Total property, plant and equipment, net                        $   6,019,604       $  6,235,812
                                                                    =============       ============

     6. NOTE PAYABLE BANK

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 5.0% at June 30, 2008) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of June 30, 2008, we were obligated under this arrangement in the amount of $2,900,000.

     7. LONG-TERM DEBT

     Long-term debt at June 30, 2008 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At June 30, 2008, $1,275,000 and $2,780,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the six months ended June 30, 2008 interest rates ranged between 1.5% and 3.7%. Principal and accrued interest retiring the underlying bonds are payable quarterly through March, 2012 and July, 2017 for the 1997 and 2002 series, respectively. Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment.

     The Company, through its subsidiary, Kinpak Inc., is obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $32,529 at June 30, 2008, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced the Company $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2008 were approximately $183,346 and 5% per annum, respectively) through maturity on April 15, 2010.

     The composition of these obligations at June 30, 2008 and December 31, 2007 were as follows:

                                                   Current Portion                  Long Term Portion
                                                   ---------------                  -----------------
                                                   2008          2007             2008              2007
                                                   ----          ----             ----              ----
         Industrial Development Bonds           $460,000      $460,000        $3,595,000        $3,825,000
         Notes payable                            99,996        99,996            83,350           133,348
         Capitalized equipment leases             29,038        29,910            27,776            30,630
                                                --------      --------        ----------        ----------
                                                $589,034      $589,906        $3,706,126        $3,988,978
                                                ========      ========        ==========        ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

Twelve month period ending June 30,:
        2009                   $  589,034
        2010                      553,599
        2011                      469,795
        2012                      462,732
        2013                      440,000
        Thereafter              1,780,000
                               ----------
        Total                  $4,295,160
                               ==========

     8. RELATED PARTY TRANSACTIONS

     At June 30, 2008 and December 31, 2007, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating a net receivable of approximately $210,944 and $109,310 respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $298,679 and $270,934 during the six months ended June 30, 2008 and 2007, and $103,279 and $74,256 for the three months ended June 30, 2008 and 2007, respectively.

 Commitments:

     On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by a certain officer of the Company. The lease required a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2008. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $53,500 during the six months ended June 30, 2008 and 2007, and $25,100 for the three months ended June 30, 2008 and 2007.

     The Company had entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $274,000 at December 31, 2007. The property was refinanced in the 2nd quarter 2008, without a corporate guaranty.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

     Twelve month period ending June 30,:
        2009              $   100,823
        2010                  102,839
        2011                  104,896
        2012                  106,994
        2013                  109,134
        Thereafter            558,882
                          -----------
        Total             $ 1,083,568
                          ===========

     9. EARNINGS (LOSS) PER SHARE

                                                    Three months                               Six months
                                                    ended June 30,                            ended June 30,
                                                    --------------                            --------------
                                               2008               2007                  2008              2007
                                               ----               ----                  ----              ----
Weighted-average common
  shares outstanding                         7,871,816         7,689,316              7,871,816         7,655,316
Dilutive effect of stock plans,
  other options & conversion rights                -             883,060                    -             883,060
                                             ---------         ---------              ---------         ---------
Diluted weighted-average shares
  outstanding                                7,871,816         8,572,376              7,871,816         8,538,376
                                             =========         =========              =========         =========

     10. SUBSEQUENT EVENT

     Subsequent to June 30, 2008 the Company entered into negotiations with one of its customers to alter the manner in which it is currently transacting business. It is intended that the Company will be allowed to manage the inventory levels at its customer's warehouses and will be paid as the the products are sold by such customer. It is further expected that this new arrangement will commence on or around October 1, 2008. However, at this time, the negotiations are not finalized and the impact of this new agreement to historical or prospective operations is not currently determinable.


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


Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 5.0% at June 30, 2008) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of June 30, 2008, we were obligated under this arrangement in the amount of $2,900,000.

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

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the six months ended June 30, 2008 and 2007 such bonds carried interest ranging between 1.5% and 3.7%, and 3.3% and 3.7%, respectively. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at June 30, 2008 were approximately $183,300. The maturity on this obligation is April 15, 2010.

     We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency.

     We do not engage in currency hedging and deal with such currency risk as a pricing issue.

     During the past few years, we have introduced various new products to our customers. At times this has required us to carry greater amounts of overall inventory and has resulted in lower inventory turnover rates. The effects of such inventory turnover have not been material to our overall operations. We believe that all required capital to maintain such increases can continue to be provided by operations and current financing arrangements. As of June 30, 2008, the inventory value was approximately $7,591,000, an increase of $1,597,000. The inventory increase is a seasonal increase, in anticipation of colder weather in the northern parts of the United States and the start of the Company's winterizing programs including sale of antifreeze.

     Many of the raw materials that we use in the manufacturing process are commodities that are subject to fluctuating prices. We react to long-term increases by passing along all or a portion of such increases to our customers.

     As of June 30, 2008 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Results of Operations:

     For The Three Months Ended June 30, 2008 compared to the Three Months ended June 30, 2007

     Net sales were approximately $ 4,991,000 for the three months ended June 30, 2008 compared to $5,434,000 for the comparative quarter 2007, a decrease of $443,000 or 8.2%. Due to the unprecedented increase in petroleum prices, slowing economy, and the tightening credit market for the purchase of new boats, the recreational boating industry has been adversely affected. The manufacturing of new boats has slowed, with plants closures, in addition to the curtailed use of recreation boats due to high fuel prices. We believe we are well positioned when the industry recovers.

     Cost of goods sold as a percentage of net sales increased to 65.8% of sales compared to 60.3% for the comparative 2007 quarter. This increase in the cost of goods sold percentage of 5.6 % was a result of the unprecedented increase in oil prices and the resulting increase in the Company's raw material costs that could not be fully passed on to our customers. In addition due to higher oil prices, transportation costs increased for both inbound raw materials as well as outbound freight to our customers.

     Advertising and promotion was approximately $467,000 for both comparative quarters. Management has taken initiatives to reduce spending for advertising and promotion for the balance of the year.

     Selling and administrative expenses decreased approximately $62,600 to $1,149,000 for 2008, from $1,190,900 for 2007. Management has taken steps to reduce spending. Cost savings were realized in compensation expense as well as computer consulting services.

     Interest expense decreased to approximately $95,000 for the quarter ended June 30, 2008 compared to the corresponding quarter in 2007. Reduced borrowings and interest rates decreased interest expense 10% or approximately $10,600.

     Our net loss for the quarter ended June 30, 2008 amounted to approximately $18,000 compared to a net income of $395,000 for the comparable period in 2007. The Company has a net tax expense for the quarter of approximately $9,000, as a result of tax accruals.

     For the Six Months Ended June 30, 2008 Compared To The Six Months Ended June 30, 2007

     Net sales were approximately $8,736,000 for the six month period ending June 30, 2008 compared to approximately $9,456,000 for the 2007 comparative period, a decrease of approximately $720,000 or 7.6%. The decrease in sales for the six month period as discussed above in the current quarter MD&A narrative is related to unprecedented higher oil prices and tightened credit for the purchase of new boats, resulting in less of the Company's products being sold to boat manufacturers and less products sold at retail due to reduced usage of recreational boats from higher fuel prices.

     Cost of goods sold as a percentage of sales increased to 70.5% of sales compared to 64.7% for the comparative 2007 six month period. As discussed above in the quarterly narrative the increase in cost of goods sold percentage of 5.6 % was a result of the unprecedented increase in oil prices and the resulting increase in the Company's raw material costs that could not be fully passed on to our customers. In addition due to higher oil prices, transportation costs increased for both inbound raw materials as well as outbound freight to our customers.

     Advertising and promotion was approximately $670,000 compared to $674,000 for the comparative period of 2007. Management has taken advantage of reduced advertising rates for unsold space and will continue to avail itself of this avenue for advertising Starbrite products for the balance of the year.

     Selling and administrative expenses decreased to approximately $2,076,000 for the six months ended June 30, 2008 compared to $2,225,000 for the six months ended June 30, 2007, which corresponds to a decrease of $149,000 or 6.7%. The significant component of this decrease was caused by a reduction of commission expense in relation with reduced sales volume as well as reduced general and administrative compensation expense.

     Interest expense for 2008 decreased approximately $43,000 when compared to the same six month period of 2007. This principally resulted from reduced borrowings and interest rates for the comparative periods.

     The loss was approximately $224,000 for the six months ended June 30, 2008 compared to a net income of approximately $231,460 for the six months ended June 30, 2007.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

     Not Applicable

     Item 3. - Defaults Upon Senior Securities:

     Not Applicable

     Item 4 - Submission of Matters to Vote of Security Holders:

     On June 20, 2008, at our annual meeting of shareholders, nine directors; Peter G. Dornau, Edward Anchel, Jeffrey S. Barocas, Sonia B. Beard, Greg Dornau, William Dudman, James M. Kolisch, Laz L. Schneider and John B. Turner were elected, shareholders ratified and approved the 2008 Incentive Stock Option Plan and the 2008 Non-Qualified Stock Option Plan and approved Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants & Consultants, as independent auditors for the year ending December 31, 2008.

     The tabulation of voting for the foregoing was as follows:

                                                                   For          Against        Abstain

Election of Directors                                           6,354,240           -            4,106

Approve 2008 Incentive Stock Option Plan                        5,347,737        86,518          3,632

Approve 2008 Non-Qualified Stock Option Plan                    5,347,283        87,104          3,500

Ratify appointment of Berenfeld, Spritzer, Shechter & Sheer     6,355,873         2,190            283
 as independent CPA through December 31, 2008

     Item 5 - Other Matters - Not applicable

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

                              OCEAN BIO-CHEM, INC.


Date:   August 12, 2008            /s/ Peter G. Dornau
                                       Peter G. Dornau
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer


                                  /s/  Jeffrey S. Barocas
                                       Jeffrey S. Barocas
                                       Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2008;


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

     4. The registran's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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


Dated:  August 12, 2008               /s/ Peter G. Dornau
                                          Peter G. Dornau
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:


     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended June 30, 2008;

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

     4. The registran's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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


Dated:    August 12, 2008             /s/ Jeffrey S. Barocas
                                          Jeffrey S. Barocas
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:    August 12, 2008                 /s/ Peter G. Dornau
                                          Peter G. Dornau
                                          Chairman of the Board of
                                          Directors  and Chief Executive Officer




                                          /s/ Jeffrey S. Barocas
                                          Jeffrey s. Barocas
                                          Chief Financial Officer