Form 10-Q
period 2008-09-30
OCEAN BIO CHEM INC
filed 2008-11-10
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008

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

     As of November 6, 2008, there were 7,886,816 shares of Common Stock, $.01 par value of the registrant outstanding

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                      INDEX


Description                                                              Page

Part I - Financial Information:

Item 1. - Financial Statements:

     Condensed consolidated balance sheets
       as of September 30, 2008 and December
       31, 2007                                                            3

     Condensed consolidated statements of
       operations for the three and nine month
       periods ended September 30, 2008 and 2007                           4

     Condensed consolidated statements of cash flows
       for the nine months ended September 30, 2008 and 2007               5

     Notes to condensed consolidated financial statements                 6-12

Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                   12-15

Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                   15

Item 4 - Controls and Procedures                                          15

Part II - Other Information:

Item 1. - Legal Proceedings                                               115

Item 1A. - Risk Factors                                                   16

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3. - Defaults upon Senior Securities                                 16

Item 4. - Submission of Matters to a Vote by Security Holders             16

Item 5. - Other Matters                                                   16

Item 6. - Exhibits                                                        16

Signatures                                                                16

Certifications                                                           17-19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                              2008                 2007
                                                                        ------------------    --------------
                                                                             (UNAUDITED)

                              ASSETS
Current Assets:
Cash                                                                       $    535,123        $    750,901
Trade accounts receivable net of allowance for doubtful
accounts of approximately $42,042 and $46,996 at September 30 ,
2008 and December 31, 2007 respectively                                       3,683,825           1,974,654
Inventories, net                                                              6,827,140           5,993,657
Prepaid expenses and other current assets                                       407,775             285,126
                                                                           -------------       -------------

Total Current Assets                                                         11,453,863           9,004,338
                                                                           -------------       -------------

Property, plant and equipment, net                                            5,875,302           6,235,812
                                                                           -------------       -------------

Other Assets:
Trademarks, trade names and patents, net                                        330,439             330,439
Due from affiliated companies, net                                              330,031             109,310
Deposits and other assets                                                       143,763             253,718
                                                                           -------------       -------------
Total Other Assets                                                              804,233             693,467
                                                                           -------------       -------------

Total Assets                                                               $ 18,133,398        $ 15,933,617
                                                                           =============       =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                                   $  1,661,941         $ 1,010,263
Notes payable - bank                                                          2,650,000           1,750,000
Current portion of long term debt                                               588,934             589,906
Accrued expenses payable                                                      1,170,859             511,758
                                                                           -------------       -------------

Total Current Liabilities                                                     6,071,734           3,861,927
                                                                           -------------       -------------

Long term debt, less current portion                                          3,560,614           3,988,978
                                                                           -------------       -------------

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
7,886,816 and 7,871,816 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively                           78,868              78,718
Additional paid in capital                                                    7,887,535           7,780,547
Less cost of common stock in treasury, 7,519 shares                        (      8,195)       (      8,195)
Foreign currency translation adjustment                                    (    275,204)       (    209,049)
Retained earnings                                                               818,046             440,691

                                                                           -------------       -------------
Total Shareholders' Equity                                                    8,501,050           8,082,712
                                                                           -------------       -------------

Total Liabilities and Shareholders' Equity                                 $ 18,133,398        $ 15,933,617
                                                                           =============       =============


The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,

                                                  2008             2007             2008             2007
                                             ------------     ------------    -------------    -------------

Gross Sales                                  $ 8,911,090      $ 7,517,154     $ 18,096,830     $ 17,905,549

Allowances                                       690,082          566,210        1,139,896        1,498,194
                                             ------------     ------------    -------------    -------------

Net sales                                      8,221,008        6,950,944       16,956,934       16,407,355

Cost of goods sold                             5,905,666        4,722,777       12,065,447       10,845,546
                                             ------------     ------------    -------------    -------------

Gross profit                                   2,315,342        2,228,167        4,891,487        5,561,809

Expenses:
Advertising and promotion                        409,366          571,524        1,079,435        1,245,556
Selling and administrative                       877,023          965,655        2,953,747        3,190,707
Interest expense                                  72,386           44,891          231,882          247,989
                                             ------------     ------------    -------------    -------------

Total expenses                                 1,358,775        1,582,070        4,265,064        4,684,252
                                             ------------     ------------    -------------    -------------

Operating income                                 956,567          646,097          626,423          877,557

Other income                                      11,285           18,597           21,932           18,597
                                             ------------     ------------    -------------    -------------

Income before income taxes                       967,852          664,694          648,355          896,154

Income taxes                                     366,493                -          271,000                -
                                             ------------     ------------    -------------    -------------

Net Income                                       601,359          664,694          377,355          896,154

Other comprehensive (loss) income, net of tax

Foreign currency translation adjustment      (     2,365)     (    66,611)    (     66,155)    (    100,456)
                                             ------------     ------------    -------------    -------------

Comprehensive income                           $ 598,994        $ 598,083     $    311,200     $    795,698
                                             ============     ============    =============    =============


Income per common share - basic                   $ 0.08           $ 0.09           $ 0.05           $ 0.12
                                             ============     ============    =============    =============

Income per common share - diluted                 $ 0.07           $ 0.08           $ 0.05           $ 0.10
                                             ============     ============    =============    =============

Weighted average shares - basic                7,886,816        7,723,316        7,876,816        7,677,983
                                             ============     ============    =============    =============

Weighted average shares - diluted              8,051,744        8,759,009        8,177,452        8,886,256
                                             ============     ============    =============    =============


The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                               2008              2007
Cash flows from operating activities:

Net income                                                                 $    377,355        $  896,154
Adjustment to reconcile net income (loss)
to net cash provided by (used in) operations:

Depreciation and amortization                                                   590,954           588,965
Compensation cost associated with stock options and stock awards                107,138           171,025
Change in allowance for doubtful accounts                                         3,926           180,499

Changes in assets and liabilities:

Accounts receivable                                                        (  1,779,654)       (2,435,763)
Inventory                                                                  (    833,483)       (  606,944)
Prepaid expenses                                                           (     12,694)       (  130,232)
Accounts payable and other accrued liabilities                                1,310,780           947,415
                                                                           -------------       ------------

Net cash provided by (used in) operating activities                        (    235,678)       (  388,881)
                                                                           -------------       ------------

Cash flows from investing activities:

Purchases of property, plant and equipment                                 (    230,444)       (  181,870)
                                                                           -------------       ------------

Net cash used in investing activities                                      (    230,444)       (  181,870)
                                                                           -------------       ------------

Cash flows from financing activities:

Borrowings line of credit, net                                                  900,000         1,600,000
Amounts due from affiliates                                                (    220,721)          189,814
Short term borrowings, net                                                 (        972)              -
Principal payments - Long-term debt                                        (    428,364)       (  435,436)
                                                                           -------------       ------------

Net cash provided by financing activities                                       249,943         1,354,378

Cash prior to effect of exchange rate on cash                              (    216,179)          783,627
Effect of exchange rate on cash                                                     401        (  100,456)
                                                                           -------------       ------------
Net (decrease) increase in cash                                            (    215,778)          683,171

Cash at beginning of period                                                     750,901            71,080
                                                                           -------------       ------------
Cash at end of period                                                      $    535,123        $  754,251
                                                                           =============       ============


Supplemental disclosure of cash transactions:
Cash paid for interest during period                                       $    231,882        $  270,154
                                                                           -------------       ------------

Cash paid/(received) for income taxes during period                        ($    40,919)       $      -
                                                                           -------------       ------------




The company had no cash equivalents at September 30, 2008 and 2007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF ACCOUNTING POLICIES

     Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries ("the Company"). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Article 8 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount - receipt and payments recorded in a liability account.

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

Stock Based Compensation

     At September 30, 2008, the Company had options outstanding under four stock-based compensation plans, which are described below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

     As of September 30, 2008, the number of options outstanding and the number of shares available for grant under each Stock Option Plan and non-plan options is presented below:



          Plan                       Options Outstanding               Options Available for Grant
          -------------             ----------------------             ----------------------------
          NON-PLAN:                       231,000   shares                         N/A

          1994 PLAN                       154,500   shares                        None
          2002 PLAN                       270,000   shares                        None
          2007 PLAN                       321,000   shares                      79,000  shares
          2008 PLAN                       159,500   shares                     240,500  shares
          2002 PLAN NQ                    185,000   shares                        None
          2008 PLAN NQ                          0   shares                     200,000  shares
                                        ---------                              -------
          Total                         1,321,000   shares                     519,500  shares
                                        =========                              =======

     Information with respect to our Stock Option Plan activity is as follows:

                              Weighted Average
                                   Shares        Exercise Price
                              ----------------   --------------
       Options outstanding
       January  1, 2008          930,500           $ 1.31

       Options granted           159,500             0.97

       Options exercised             -                 -

       Options forfeited             -                 -
                               ---------           ------
       Options outstanding at
       September 30, 2008      1,090,000             1.26

       Non Plan Options          231,000             0.76
                               ---------           ------

        Totals                 1,321,000           $ 1.17
                               =========           ======

     For the nine-month period ended September 30, 2008, the Company recognized $94,386 in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2008, the Company had $403,606 of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 4.75 years.

     The following information applies to options outstanding and exercisable as of September 30, 2008:

                                OPTIONS                        EXERCISABLE                       EXC.         WEIGHTED
    OPTIONS                   OUTSTANDING                        9/30/08                        PRICE           YEARS
NON-PLAN                         231,000                          231,000                        0.76               -
1994 PLAN                        154,500                           92,700                        1.05             1.1
2002 PLAN                        137,000                          109,600                        1.62             0.4
2002 PLAN                        133,000                           26,600                        0.93             3.1
2007 PLAN                        162,500                           29,500                        1.66             4.1
2007 PLAN                          2,000                              400                        1.87             4.0
2007 PLAN                        156,500                                -                        1.33             4.2
2008 PLAN                        159,500                                -                        0.97             4.9

2002 PLAN NQ                      35,000                           35,000                        1.26             4.1

2002 PLAN NQ                      30,000                           30,000                        1.03             4.7

2002 PLAN NQ                      40,000                           40,000                        1.46             5.7

2002 PLAN NQ                      30,000                           30,000                        1.08             7.5

2002 PLAN NQ                      50,000                           50,000                        1.32             9.2
                               ---------                          -------                        ====             ---
                               1,321,000                          674,800                                         2.9
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

     3. RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("FASB No. 141(R)") FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("FASB No. 160")." The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51'sconsolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement141(R). FASB No. 160 will be effective for the Company's fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

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

     In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP142-3 on its consolidated financial position and results of operations.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented inconformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

     In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.


     4. INVENTORIES

     Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at September 30, 2008 and December 31, 2007 are as follows:

                                           2008              2007
                                           ----              ----
     Raw materials                      $3,650,688       $3,247,359
     Finished goods                      3,317,520        2,821,861
     Less Inventory Reserve            (   141,068)      (   75,563)
                                       ------------      -----------
     Inventory - net                    $6,827,140       $5,993,657
                                        ===========      ===========

     At September 30, 2008 and December 31, 2007, approximately $141,000 and $76,000 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.


     5. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at September 30, 2008 and December 31, 2007:

                                                 Estimated
                                                   Useful
                                                Life - Years              2008                  2007

     Land                                           N/A               $  278,325           $  278,325
     Building                                        30                4,389,154            4,389,154
     Manufacturing and warehouse equipment          6-20               6,512,495            6,367,884
     Office equipment and furniture                 3-5                  557,042              509,496
     Leasehold improvement                         10-15                 122,644              122,644
     Construction in process                        N/A                   59,366               21,079
                                                                      -----------          -----------
                                                                      11,919,026           11,688,582
     Less accumulated depreciation                                    (6,043,724)          (5,452,770)
                                                                      -----------          ------------
     Total property, plant and equipment, net                         $5,875,302           $6,235,812
                                                                      ===========          ===========

     6. NOTES PAYABLE TO BANK

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 6.2% at September 30, 2008) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of September 30, 2008, we were obligated under this arrangement in the amount of $2,650,000.

     7. LONG-TERM DEBT

     Long-term debt at September 30, 2008 consisted of the following:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. Repayment of the bonds was guaranteed by a Letter of Credit issued by the Company's primary commercial bank, Regions Bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment. On September 26th and October 6th, 2008 the Company was notified by Regions Bank, that both the 1997 and 2002 series bonds were being tendered. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company is now obligated to Regions Bank until which time the credit markets improve to remarket these bonds. The interest rate on the loans is prime rate plus 2% or 7%, at September 30, 2008. At September 30, 2008, $1,190,000 and $2,750,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the nine months ended September 30, 2008 interest rates ranged between 1.5% and 8.6%.

     The Company, through its subsidiary, Kinpak Inc., is obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $51,000 at September 30, 2008, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

     During April 2005 we entered into a financing obligation with Regions Bank whereby they advanced the Company $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates (the outstanding balance and interest rate on this obligation at September 30, 2008 were approximately $158,300 and 5% per annum, respectively) through maturity on April 15, 2010.

     The composition of these obligations at September 30, 2008 and December 31, 2007 were as follows:

                                                              Current Portion                  Long Term Portion
                                                              ---------------                  -----------------
                                                            2008           2007             2008              2007
                                                            ----           ----             ----              ----
   Industrial Development Bonds/Term Loans                $460,000      $460,000         $3,480,000        $3,825,000
   Notes payable                                            99,996        99,996             58,351           133,348
   Capitalized equipment leases                             28,938        29,910             22,263            30,630
                                                          --------      --------         ----------        ----------
                                                          $588,934      $589,906         $3,560,614        $3,988,978
                                                          ========      ========         ==========        ==========


     Required principal payment obligations attributable to the foregoing are tabulated below::

     12 month period ending September 30:
       2009                             $  588,934
       2010                                528,399
       2011                                466,433
       2012                                455,782
       2013                                440,000
       Thereafter                        1,670,000

                                        ----------
       Total                            $4,149,548
                                        ==========

     8. RELATED PARTY TRANSACTIONS

     At September 30, 2008 and December 31, 2007, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating a net receivable of approximately $350,000 and receivable of $119,000 respectively. Such amounts result from sales to the affiliates, allocations of expenses incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates aggregated approximately $680,000 and $622,000 during the nine months ended September 30, 2008 and 2007, and $202,000 and $185,000 for the three months ended September 30, 2008 and 2007, respectively.

     Commitments:

     On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by a certain officer of the Company. The lease required a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2008. Additionally, the landlord is entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership. Rent charged to operations aggregated approximately $80,400 and $81,400. during the nine months ended September 30, 2008 and 2007, and $25,100 for the three months ended September 30, 2008 and 2007.

     The Company had entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregating approximately $274,000 at December 31, 2007. The property was refinanced in the 2nd quarter 2008, without a corporate guaranty.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

     12 month period ending September 30,
       2009                    $  101,325
       2010                       103,352
       2011                       105,419
       2012                       107,527
       2013                       109,678
       Thereafter                 531,144
                               ----------
                               $1,058,445
                               ==========

     9. EARNINGS PER SHARE

                                                   Three months                              Nine months
                                                 ended September 30,                      ended September 30,
                                               2008               2007                  2008              2007
                                               ----               ----                  ----              ----
Weighted-average common
  shares outstanding                         7,886,816         7,723,316              7,876,816          7,677,983

Dilutive effect of stock plans,
  other options & conversion rights            164,928         1,035,693                300,636          1,208,273
                                             ---------         ---------              ---------          ---------
Diluted weighted-average shares
  outstanding                                8,051,744         8,759,009              8,177,452          8,886,256
                                             =========         =========              =========          =========

     10. SUBSEQUENT EVENTS

     The Company implemented a program with one of its customers to alter the manner in which it transacts business. The Company will manage the inventory levels at this customer's warehouses and will be paid as the products are sold by such customer. This program was initiated in the 3rd quarter 2008 and was fully implemented in November 2008. The total sales credit to the customer was approximately $300,000.

     On September 26th and October 6th, 2008 the Company was notified by Regions Bank that both the 1997 and 2002 series bonds were being tendered. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company will be obligated to Regions Bank (as these bonds were backed by a letter of credit by Regions Bank) until which time the credit markets improve, to remarket these bonds. The interest rate on the loans is prime rate plus 2% or 7%, at September 30, 2008. At September 30, 2008, $1,190,000 and $2,750,000 were outstanding attributable to the 1997 and 2002 series, respectively.

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


     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 6.2% at September 30, 2008) and is secured by our trade receivables, inventory and intangible assets. As of each year-end, December 31, we are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. As of September 30, 2008, we were obligated under this arrangement in the amount of $2,650,000.

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

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and an irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements, maturing on July 31, 2009, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the nine months ended September 30, 2008 such bonds carried interest ranging between 1.5% and 8.6%. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations.

     On September 26th and October 6th, 2008 the Company was notified by Regions Bank that both the 1997 and 2002 series bonds respectively were being tendered. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company will be obligated to Regions Bank (as these bonds were backed by a letter of credit by Regions Bank) until which time the credit markets improve to remarket these bonds. The interest rate on the term loans is prime rate plus 2% or 7% at September 30, 2008.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates; the outstanding balance and interest on this obligation at September 30, 2008 were approximately $158,300. The maturity on this obligation is April 15, 2010.

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

     As of September 30, 2008 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Results of Operations:

     For the Three Months Ended September 30, 2008 compared to the Three Months ended September 30, 2007

     Net sales were approximately $8,221,000 for the three months ended September 30, 2008 compared to $6,951,000 for the comparative quarter 2007, an increase of $1,270,000 or 18%. The Company had higher shipments of its winterizing products including antifreeze comparing the quarters. The Company had increased sales of other marine products including the Company's fuel treatment products - StarTron, in addition to other boat maintenance products.

     Cost of goods sold as a percentage of sales increased to 71.8% of sales compared to 67.9% for the comparative 2007 quarter. This increase in the cost of goods sold percentage of 3.9 % was a result of the unprecedented increase in oil prices and the resulting increase in the company's raw material costs that could not be fully passed on to our customers. In addition the Company had a higher sales mix of lower margin antifreeze products in the quarter compared to comparative prior year.

     Advertising and promotion expenses were approximately $409,000 compared to $572,000 for the comparative third quarters. Management has taken initiatives to reduce spending for advertising and promotions for the balance of 2008. Selling and administrative expenses decreased approximately $89,000 to $877,000 when comparing the quarters ended September 30, 2008 compared to $966,000 for comparative 2007quarter. Management continues to monitor all expenses to reduce spending. Cost savings were realized in the quarter for non cash compensation expense and computer consulting services.

     Interest expense increased by approximately $28,000 for the quarter ended September 30, 2008 compared to the corresponding quarter in 2007. The higher interest expense in 2008 is associated with the financing of higher levels of working capital items in connection with our seasonal ant-freeze business in 2008 compared to 2007.

     Operating income increased to approximately $968,000 from $665,000 an increase of $303,000 or 45.6%. This is a result of higher sales volume in the quarter in addition to lower operating expenses.

     Net profit for the quarter ended September 30, 2008 was approximately $601,000 compared to $665,000 for the comparable period in 2007. The Company had a tax expense for the quarter of $367,000, as a result of the Company being in a tax paying position, as compared to the comparative quarter 2007 in which the Company was utilizing a loss tax carry-forward.

     For the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

     Net sales were approximately $16,957,000 for the nine month period ending September 30, 2008 compared to $16,407,000 for the 2007 comparative period, an increase of $550,000 or 3%. The increase in sales for the nine month period as discussed above in the current quarter MD&A narrative is primarily higher sales of our winterizing products, antifreeze being the largest product in this group. In addition the Company is increasing its sales of the fuel additive StarTron that helps eliminate the E- 10 (ethanol) gasoline problems. The Company also increased the sales of other marine products.

     Cost of goods sold as a percentage of sales increased to 71.1% of sales compared to 66.1 % for the comparative 2007 nine month period. The cost of goods sold percentage increased 5.0 %. This was a result of the unprecedented increase in oil prices and the resulting increase in the company's raw material costs that could not be fully passed on to our customers. In addition, due to the higher sales mix of antifreeze which is at lower gross margin, it increased the overall cost of goods percentage of sales.

     Advertising and promotion expenses were approximately $1,079,000 for the nine month period compared to $1,246,000 for the comparative nine month period of 2007. Management has reduced the placement of ads in trade magazines to partially offset the increase in cost of goods sold.

     Selling and administrative expenses decreased to approximately $2,954,000 for the nine months ended September 30, 2008 compared to $3,191,000 for the nine months ended September 30, 2007, a decrease of $237,000 or 7%. The significant decrease was reduced general and administrative, non cash compensation expenses and computer service expenses.

     Interest expense for the 2008 period decreased approximately $16,000 when compared to the same nine month period of 2007. This principally resulted from reduced average borrowings on the Company's credit facility and lower interest rates than for the comparative nine month period.

     The net income was approximately $377,000 for the nine months ended September 30, 2008 compared to a net income of approximately $896,000 for the nine months ended September 30, 2007 a decrease of $519,000. The decrease resulted from a combination of higher costs of goods as a result of the impact of higher material cost due to higher oil prices. In addition the Company had fully utilized its tax carry forward and had an income tax provision of $271,000 in 2008, compared to no income tax provision in 2007.

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

     Item 1A. - Risk Factors

     Not Applicable

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds:

     On July 1, 2008, 15,000 shares of the Registrant's common stock were issued pursuant to the employee bonus program.

     Item 3. - Defaults Upon Senior Securities:

     Not Applicable

     Item 4 - Submission of Matters to Vote of Security Holders:

     Not applicable

     Item 5 - Other Matters

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

   OCEAN BIO-CHEM, INC.

   Date:   November 10, 2008                /s/ Peter G. Dornau
                                            Peter G. Dornau
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


                                            /s/  Jeffrey S. Barocas
                                            Jeffrey S. Barocas
                                            Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2008;

     2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially -affect, the registrant's internal control over financial reporting.

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


     Dated:  November 10, 2008                        /s/ Peter G.Dornau
                                                      Peter G. Dornau
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended September 30, 2008;

     2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     Dated:    November 10, 2008                      /s/ Jeffrey S. Barocas
                                                      Jeffrey S. Barocas
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:     November 10, 2008


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