Form 10-K
period 2008-12-31
OCEAN BIO CHEM INC
filed 2009-03-31
CIK 350737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2008
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 000-11102

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

     Indicate by check mark whether the Registrant is a well seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [ ]  No   |X|

     Indicate by check mark if the  Registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]    No   |X|

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  |X|   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       |X|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of " large accelerated filer", "accelerated filer"' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer [ ]            Accelerated filer  [ ]
    Non-accelerated filer | |              Smaller Reporting Company [X]

     Indicated  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act. Yes     No |X|

     As of March 18, 2009, the number of shares of the registrant's Common Stock outstanding was 7,699,813. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 2009 was approximately $1,505,000 based on a closing sale price of $.57 for the Common Stock on such date.

     For  purposes  of  the  foregoing  computation,   all  executive  officers,
directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information from portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2008 covering our Annual Meeting which will be held on or about June 12, 2009.

                     OCEAN BIO-CHEM, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                                    Page


PART I
Item 1.   Business                                                     4
Item 1A.  Risk Factors                                                 7
Item 2.   Properties                                                   8
Item 3.   Legal Proceedings                                            8
Item 4.   Submission of Matters to a Vote of Security Holders          8


PART II
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                       9
Item 6.   Selected Financial Data                                     10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  15
Item 8.   Financial Statements and Supplementary Data                 15
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                 15
Item 9A.     Controls and Procedures                                  15


PART III
Item 10.     Directors, Executive Officers of the Registrant          16
Item 11.     Executive Compensation                                   18
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters               19
Item 13.     Certain Relationships and Related Transactions, and
             Director Independence                                    20
Item 14.     Principal Accounting Fees and Services                   21


PART IV
Item 15. Exhibits and Financial Statements Schedules                  21

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

Explanatory note - Restatements:

     The Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of approximately $70,000 to the opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share- based compensation and contingent legal liabilities in 2006.

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


     The above matters are more fully discussed in Note 13 to 2008 Financial Statements - Restatements, to the Consolidated Financial Statements.


     We have also included the aforementioned restated amounts in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". Along with the foregoing, we have updated our Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 presented as Exhibits
31.1 and 31.2 to conform to the current language requirements.

Part I


Item 1.  Business

     General: We were organized on November 13, 1973 under the laws of the state of Florida. We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobile and aircraft under the "Star brite" and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers as well as provide custom blending and packaging services of these and other products.

     PRODUCTS: Set forth below is a general description of the products that we manufacture and market:

     Marine: Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the "Star brite" brand name as well as private label formulations of these and other products. The line also includes motor oils, various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

     Automotive: We manufacture a line of automotive products under the "Star brite" brand name including StarTron enzyme fuel treatment for both diesel and gas engines, brake and transmission fluids, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the "Star brite" brand as well as under private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

     Recreational vehicle/power sports: We also market StarTron to the winter recreational vehicle market, including snow mobiles. With the inclusion of E- 10 (ethanol) into the fuel (gasoline) snowmobilers' have found StarTron helpful to displace water in fuel in snow mobiles. Other recreational vehicle products are cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, water proofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.

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


     MARKETING:

     Our marine and recreational vehicle products are sold through national mass merchandisers such as Wal-mart and Home Depot and through specialized marine retailers such as West Marine and Bass Pro Shops. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have one customer (West Marine, Inc., which is an unrelated entity) to whom sales exceeded 37% of consolidated net revenues for the year ended December 31, 2008. Sales to our five largest customers for the year ended December 31, 2008 amounted to approximately 58% of consolidated net revenues and outstanding accounts receivable balances due to us at December 31, 2008 from our five largest customers aggregated approximately 32% of consolidated trade receivables.

     We market our products through internal salesmen and approximately 125 sales representatives who work on an independent contractor- commission basis. Our officers also participate in sales presentations and trade shows. In addition, we aid marketing through advertising campaigns in national magazines, TV advertising and product catalogs. Our products are distributed primarily from our manufacturing and distribution facility in Alabama. During 2008 the Company and one of its major customers agreed to a vendor management inventory program.

     Backlog, seasonality, and selling terms: We had no significant backlog of orders as of December 31, 2008. We do not give customers the absolute right to return product. The majority of our products is non-seasonal and is sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.


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

     Automotive: The automotive marketplace into which the Company began selling various products over the past seven years is the largest in which we operate. There are many entities, both national and regional, which represent competition to us. Many are more established and have greater financial resources than we do. However, the market is so large that even a minimal market share could be significant to us. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. We believe that we can establish a reasonable market share with unique products and through our present methods of advertising and distribution.

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


     TRADEMARKS:

     We have obtained registered trademarks for "Star brite" and other trade names used on our products. We view our trademarks as significant assets because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.


     PATENTS:

     We hold two patents which we believe are valuable in limited product lines, but not material to our success or competitiveness in general.


     NEW PRODUCTS  DEVELOPMENT:

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


     PERSONNEL:

     We employ approximately 22 full time employees at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, sales and accounting functions. In addition, we employ manufacturing, fabrication and warehouse personnel in both Florida and Alabama.

     The following is a tabulation of the full time number of personnel working for the Company and/or its subsidiaries as of December 31, 2008:

                                                                    Full-time
 Location                     Description                           Employees
 ------------------------     -------------------------------       ----------
 Fort Lauderdale, Florida     Administrative                            22
 Fort Lauderdale, Florida     Manufacturing and distribution             9
 Montgomery, Alabama          Manufacturing and distribution            59
                                                                        90

Item 1A.  Risk factors

     An investment in our common stock involves risks. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock.


     Customers and market

     The recession is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing one customer has filed for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand dollars. Their 2008 sales were approximately $672 thousand dollars. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.


     Financial Risks

     Our exposure to market risk for changes in interest rates relates primarily to the interest rates on our bonds and on our line of credit. The interest rates on our bonds are adjusted weekly. During the years ended December 31, 2008, and 2007, interest rates ranged between 1.5% and 8.6%, and 3.6% and 4.3% annually, respectively. The industrial revenue bonds when tendered bear market variable interest rates. Should the interest rates increase significantly the Company's earnings will be negatively impacted by higher interest rates.


     Internal controls

     Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.

     If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

     Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations publicly traded companies are required to assess internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, prepare a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.


     International

     We become exposed to foreign currency transactions as a result of our operations in Canada and we do not hedge such exposure.

     Common stock trading

     Given exceptional market conditions, NASDAQ has determined to suspend enforcement of the bid price and market value of publicly held shares requirements. As extended, the suspension will remain in effect through April 19, 2009. After this date, the Company has to regain compliance with the $1.00 minimum bid price for continued listing as required in Marketplace Rule 4310
(c)(4). Following the reinstatement of these rules, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days to regain compliance. If, at any time before October 20, 2009, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that it complies with the Rule.

     If compliance with this Rule cannot be demonstrated by July 20, 2009, Staff will determine whether the Company meets The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it may be granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Staff's determination to delist its securities to a Listing Qualifications Panel (the "Panel").


Item 2.  Properties

     Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity controlled by our President. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 1998, the Company entered into a ten year lease which required a minimum rental of $94,800 plus applicable taxes for the first year and provided for a maximum 2% increase on the anniversary of the lease throughout the term, which were waived through April 30, 2008. Additionally, the landlord was entitled to its reimbursement of all taxes, assessments, and any other expenses that arise from ownership. On May 1st, 2008 we renewed our lease agreement for a term of ten years, under the same terms. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6 and 9 year intervals in order to make modifications for market conditionsRent charged to operations during the years ended December 31, 2008, and 2007 amounted to approximately $100,500 each year.

     Our Alabama facility currently contains approximately 180,000 square feet of office, plant and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located approximately eleven miles from the Plant. This plant has undergone two separate expansions of 60,000 and 70,000 square feet in 1998 and 2002, respectively. We financed the facility's enhancements and related equipment needs with Industrial Development Bonds issued through the city of Montgomery, AL. Our manufacturing facility and our manufacturing equipment serves as collateral to a financial institution, which issued letters of credit to secure the bonds.


Item 3.  Legal Proceedings

We were not involved in any significant litigation at December 31, 2008.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of shareholders during the 4th quarter 2008.

Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Capital Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2008 and 2007 is presented below.


Market Range of
Common Stock Bid:     1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.

2008      High       $ 1.50       $ 1.50       $ 1.18       $ 0.95
          Low        $ 1.24       $ 1.09       $ 0.93       $ 0.62

2007      High       $ 5.11       $ 2.78       $ 2.55       $ 1.98
          Low        $ 1.80       $ 1.64       $ 1.73       $ 1.27




A. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

B. The number of record holders of our Common Stock owners was approximately 175 at December 31, 2008. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C. We have not paid any cash dividends since the Company has been organized However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

D. Securities authorized for issuance at December 31, 2008 under equity compensation plans


                                                                               Number of securities
                                   Number of securities      Weighted average  remaining available
                                     to be issued upon       exercise price of  for future issuance
                                  exercise of outstanding  outstanding options,  under equity com-
                                options, warrants & rights   warrants & rights     pensation plans
Equity compensation plans
  approved by security holders:
   Plan stock options granted (1)    1,090,000                 $1.26                   519,500
   Non plan stock options granted (2)  231,000                  0.76                         0

Warrants (3)                         1,000,000                  0.88                         0

Total equity compensation plans
  approved and not approved by
  security holders                   2,321,000                 $1.05                   519,500


(1) Includes 270,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 185,000 options under the 2002 Non- Qualified Stock Option Plan, 154,500 options under the 1994 Qualified Stock Option Plan (this plan has expired and no further awards can be made under its provisions), 321,000 options under the 2007 qualified incentive stock option plan and 159,500 under the 2008 qualified incentive stock option plan.

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

     Collectability of accounts receivable - Included in the consolidated balance sheets as of December 31, 2008 and 2007 are allowances for doubtful accounts aggregating approximately $117,600 and $47,000 respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2008 and 2007 aggregated approximately $83,500 and $ 24,000 respectively. The foregoing includes as of December 31, 2008 an additional allowance for doubtful accounts aggregating approximately $69,000 to reflect risks related to bankruptcy filings occurred in 2009 before this filing. With the economic slow down it is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred, in 2009, one customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand in total, approximately $69 thousand related to December 31, 2008 receivables. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.

     Revenue recognition - Revenue from product sales is recognized when persuasive evidence of a contract exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, or market using the first-in, first-out method,

     Prepaid expenses - In any given year we introduce certain new products to our customers. In connection therewith, we produce new collateral materials to be distributed over an introduction period of time. We follow the policy of Statement of Position (SOP) 93-7 amortizing these costs based on actual usage. Advertising expenses are expensed in the period the advertising either is aired on TV or in the month an advertisement appears in a magazine in accordance with SOP 93-7.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Stock based compensation - At December 31, 2008, the Company had options outstanding under four stock-based compensation plans and one non-qualified plan, which are described below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment". ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, The Company presents pro- forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock- based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006.

     Concentration of cash - At various times of the year and at December 31, 2008, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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


Performance Comparisons

     N/A


Liquidity and Capital Resources:

     Cash decreased in the year to approximately $ 527 thousand dollars from approximately $751 thousand dollars, a decrease of approximately $224 thousand dollars. The amount of short-term borrowings outstanding at December 31, 2008 was approximately $ 2.80 million dollars. This is an increase of $ 1.05 million dollars from the December 31, 2007, balance of approximately $ 1.75 million dollars. The decreased cash and increased borrowings are result of increased accounts receivable due from affiliated companies and an increase of inventories.

     During the year ended December 31, 2008 the Company continued to focus on programs to effectively manage accounts receivable - trade. In 2008, net sales and accounts receivable remained close to their prior year levels: trade accounts receivable aggregated approximately $ 2.0 million dollars at both December 31, 2008 and 2007.

     In addition, inventory levels increased, from approximately $6.0 million dollars to $6.5 million dollars, comparing December 31, 2008 and 2007, an increase of approximately $500 thousand or 8.3%. The increase was mainly attributable to raw material price increases (petroleum based chemicals) from our vendors on key raw materials in addition to a vendor managed inventory program for one of our customers, increasing inventories approximately $200 thousand dollars.

     Accounts payable at December 31, 2008 decreased to approximately $0.9 million dollars from $1.0 million dollars. This decrease was offset by an increase in accrued payables of approximately $0.9 million.

     The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. In 2007, the line carried interest based on the 30 day LIBOR rate plus 275 basis points (approximately 6.0% at December 31, 2007) payable monthly, and was collateralized by the Company's inventory, trade receivables, and intangible assets. This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 3.6% at December 31, 2008) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At December 31, 2008 and 2007 the Company was in compliance with its debt covenants. As of December 31, 2008, and 2007 we were obligated under this arrangement in the amount of $2.8 million dollars and $ 1.8 million dollars, respectively.

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

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2009, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. During the year ended December 31, 2008 such bonds carried interest ranging between 1.5% and 8.6% annually. The bonds when tendered by Regions Bank carry an interest rate of prime rate plus 2%. Interest and principal are payable quarterly. We believe current operations are sufficient to meet these obligations. The bonds maturity dates are March 2012 and July 2017 for the 1997 and 2002 series bonds. In September and October 2008 both bond issues were tendered due to the volatility of the credit markets. Both issues were successfully remarketed before year end.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at December 31, 2008 was approximately $133,000 and interest rate is LIBOR plus 2.5% per annum (or approximately 3.6% at December 31, 2008).

     We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. We do not engage in currency hedging and deal with such currency risk as a pricing issue.

     In the year ended December 31, 2008 the Company recorded a $71 thousand dollar foreign currency translation adjustment (decreasing shareholders equity by $71 thousand dollars) as a result of the weakening of the Canadian dollar in relationship to the US dollar, in the conversion of the Company's Canadian subsidiary balance sheet to US dollars.

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

     Many of the raw materials that we use in the manufacturing process are petroleum chemical based and commodity chemicals that are subject to fluctuating prices. The cost of petroleum and related products, major components in many of our products, which were already in an increasing cost spiral, became even more unstable in 2008. The practical dynamics of our business do not afford us the same pricing flexibility with our customers, available to our suppliers. We cannot as immediately as our suppliers pass along the price increases to our national retailers and distributors.

     As of December 31, 2008 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.


Results of Operations:

     Net sales decreased to $20.9 million dollars from $21.3 million dollars, a decrease of $394 thousand dollars or 1.85%. The 1.85% decrease in net sales was reflective of the overall slowdown of the economy, the tightening of credit markets for the financing of new/used boats and the historically high prices of fuel which directly affects recreational boat usage. Considering these factors the Company has made inroads in 2008 expanding distribution to new customers in both the boating and automotive markets. In 2008 the Company also increased its sales of StarTron(r) to both the automotive as well as the power sports markets.

     Cost of Sales and Gross Margins - For the year, gross profit decreased approximately $0.8 million dollars or 12.3%, from approximately $6.8 million dollars in 2007, to approximately $6.0 million dollars in 2008. Gross margin percentages also decreased from approximately 32% to 29%, a change of approximately 3%. This was a result of the unprecedented increase in oil prices and the resulting increase in the company's raw material costs that could not be fully passed on to our customers. In addition the Company had a higher sales mix of lower margin antifreeze products in 2008 compared to prior year. In 2009 we will continue management's initiatives to decrease raw material costs.

     Operating Expenses - For the year, total operating expenses aggregated approximately $5.6 million dollars, a decrease of approximately $359 thousand dollars from 2007. As a percentage of net sales operating expenses decreased from 27.8% to 26.7%.

     Advertising & Promotion decreased $231 thousand dollars. Reduced cost of advertising, and placement in trade magazines reduced controllable advertising expenses. Marketing has pursued' initiatives to promote and advertise StarTron/Starbrite products in both the TV Media as well as target advertising in specific industry magazines.

     Selling, general & administrative expenses remained flat between the two years. The Company reduced its non cash compensation expense for stock awards which was offset by higher operating expenses.

     Interest expense decreased approximately $96 thousand dollars to $257 thousand in 2008, compared to $355 thousand in 2007. This principally resulted from lower interest rates in 2008.

     Operating Profit - Operating profits decreased to approximately $423 thousand dollars in 2008 from an operating profit of approximately $907 thousand in 2007, a decrease of $483 thousand dollars or 53%.

     Income Taxes - The Company fully utilized its net operating losses (NOL's) in 2007. As a result the Company had a tax expense of $291 thousand dollars in 2008.

     Net Income decreased to approximately $154 thousand dollars in 2008, from a net income of approximately $725 thousand in 2007 a decrease of $571 thousand dollars. The decrease resulted primarily from a combination of higher costs of goods as a result of the impact of higher material cost due to higher oil prices. In addition the Company had fully utilized its tax carry forward in 2007 and had an income tax provision of $291 thousand in 2008, compared to $200 thousand dollar income tax provision in 2007.


Contractual obligations:

     The following table reflects our contractual obligations for the years ended December 31,


                                                                          2014 &
                              Total           2009      2010 - 2013     thereafter
                            -----------    -----------    -----------   -----------
Long-term debt obligations  $ 3,958,348    $   559,996    $ 1,838,352   $ 1,560,000
Line of credit                2,800,000      2,800,000             -             -
Capital leases                   60,680         24,541         36,139            -
Other                         1,033,324        101,828        428,089       503,407
                            -----------    -----------    -----------   -----------
                            $ 7,852,352    $ 3,486,365    $ 2,302,580   $ 2,063,407
                            ===========    ===========    ===========   ===========


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Management had no disagreements with the neither former nor current Accountants. During the years ended December 31, 2006 and 2007 and through August 20, 2008, there were no disagreements with former Accountants Berenfeld, Spritzer, Shechter & Sheer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of Berenfeld, Spritzer, Shechter & Sheer, would have caused it to make reference to the subject matter of such disagreements in its reports on the Company's financial statements for such periods and no reportable events (as defined in Item 304(a)( I )(v) of Regulation S-K).


Item 9A(T).  Controls and Procedures:

     Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls Over Financial Reporting. No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter 2008 that has materially affected, or reasonably likely too materially affect, our internal control over financial reporting.

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

     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in the Annual Report on Form 10-K.



                                    Part III


Item 10.  Executive Officers and Directors of the Registrant

The following tables set forth the name and ages of our elected directors and officers, as of December 31, 2008.

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

 NAME                       OFFICER/DIRECTOR                                       AGE

Peter G. Dornau      President, Chief Executive Officer, and                        69
                          Director since 1973

Jeffrey Barocas      Vice President-Finance, Chief Financial                        61
                            Officer and Director since 2007

William W. Dudman    Vice President-Operations and Director since 2007              44

Gregor M. Dornau     Executive Vice President-Sales & Marketing and Director        40
                                            since 2007
Edward Anchel        Director since 1998                                            62

James M. Kolisch     Director since 1998                                            58

Laz L. Schneider     Director since 1998                                            70

John B. Turner       Director since 2000                                            62

Sonia B. Beard       Director since 2002                                            38




Peter G. Dornau is our co-founder and has served as our President, CEO, and Chairman of Board of Directors since 1973.

Jeffrey Barocas joined our company in December 2006 and was elected Vice President-Finance and Chief Financial Officer in April 2007. For the five years immediately preceding his employment, he was a Financial Officer of both public and privately owned companies. He was initially elected to serve as a Director of the Company in June 2007.

William W. Dudman joined our company in February 2004 as our Vice President-Operations and Director in 2007. For the five years immediately preceding his employment he had held various management positions within the marine industry, most recently with West Marine, Inc., our largest customer.

Gregor M. Dornau is the son of Peter G. Dornau, our President, and Chief Executive Officer. He has been employed by the Company as a salesman since 1990, in 2005 was elected to serve as Executive Vice President- Sales/Marketing, and as Director in 2007.

Edward Anchel was elected to serve as an outside Director of the Company in May 1998. He joined the Company as Vice President-Finance and Chief Financial Officer in March 1999, which he held until his retirement on April 1, 2007.

James M. Kolisch joined our Board of Directors as an outside director in May 1998. During the past six years, Mr. Kolisch served as an executive of USI Insurance and provides most of our corporate insurance coverage's. Mr. Kolisch serves on the Board of Directors' Audit Committee.

Laz L. Schneider is, and has been for the past six years, an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner at Berger, Singerman, P.A., a law firm that serves as our lead counsel in various corporate, SEC and litigation matters.

John B. Turner joined our Board of Directors in June 2002. During the past six years, Mr. Turner has been retired. Prior to his retirement, he was an insurance executive. In addition to his insurance credentials, Mr. Turner held a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years. Mr. Turner serves on the Board of Directors' Audit Committee.

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


Audit Committee

     We have an Audit Committee, which consists of Sonia B. Beard, John B. Turner and James M. Kolisch as of December 31, 2008. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and serves as its chairperson. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the NASDAQ Capital Market.


Nominating Committee

     We do not have a standing Nominating Committee of the Board of Directors. During the past six years we have had to conduct only one search for a new director and each member participated in that process. Accordingly, we have reached the decision that, given the size of our Company and Board, all members of the Board will actively participate in prospective searches rather than having this function performed by a few members.


Code of Ethics

     We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the company, including our principal executive officer, our principal financial officer, our principal accounting officer or controller or other persons performing similar functions. We filed our Code of Ethics as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 and it is incorporated herein by reference. The Company will provide a copy of this Code of Ethics to any person on written request to our principal financial officer.

Compliance with Section 16(a) of the Exchange Act

     Based solely on reviews of Forms 3 and 4 furnished to us by the aforementioned individuals, it was determined that no reporting person failed to file a timely submission of ownership changes and that we were in compliance with Rule 16(a)3(e) of the Exchange Act during our most recent fiscal year.


Item 11.  Executive Compensation

     Executive Compensation is disclosed in various filings with the United States Securities and Exchange Commission and is submitted to our shareholders as a component of our annual Proxy materials for 2008. It is incorporated herein by reference.

Compensation Committee
     We do not have a standing Compensation Committee of the Board of Directors. Our Company is controlled by one shareholder, our President and CEO, Peter G. Dornau. Mr. Dornau is actively involved in the recurring operations and has relied on setting compensation arrangements in consultation with other key executives of the Company. All decisions reached by this group are disclosed in various filings with the United States Securities and Exchange Commission and are submitted to our shareholders as a component of our annual Proxy materials. Accordingly, we have reached the decision that, given the size of our Company and Board, not to have a standing committee for this purpose


Certain additional disclosures required under this section are incorporated by reference to portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2008 covering our Annual Meeting of Shareholders which will be held on or about June 12, 2009.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information at December 31, 2008 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of         Name and Address of                            Amount and Nature of          Percent
Class            Beneficial Owner                               Beneficial Ownership          of Class

Common           Peter G. Dornau, President, CEO,
                 Chairman Board of Directors
                 Fort Lauderdale, FL 33317                            5,608,870 (1)            71.8%

Common           Edward Anchel
                 Director
                 Boynton Beach, FL 33437                                348,954 (2)             4.5%

Common           Jeffrey S. Barocas,
                 Chief Financial Officer, Director
                 Weston, Fl 33326                                        11,000 (3)              .1%


Common           William W. Dudman, V. P.-Operations, Director
                 Fort Lauderdale, Fl 32314                              104,350 (4)             1.3%

Common           Gregor M. Dornau, Vice President-Sales, Director
                 Fort Lauderdale, FL 33315                              292,360 (5)             3.7%

Common           James M. Kolisch, Director
                 Coral Gables, FL 33114                                  66,167 (6)              .8%

Common           Laz L. Schneider, Director
                 Fort Lauderdale, FL 33305                               50,000 (7)              .6%

Common           John B. Turner, Director
                 Miami, FL 33186                                         79,463 (8)             1.0%

Common           Sonia B. Beard, Director
                 Merritt Island, FL 32952                                20,000 (9)              .3%

Common           All directors and officers as a group
                                                                      ----------               -----
                 10 individuals                                       6,581,161 (10)           84.2%
                                                                      ==========               =====

(1) Includes 1,176,500 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2008.

(2) Includes 65,500 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(3) Includes 6,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(4) Includes 40,050 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(5) Includes 63,400 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(6) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(7) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(8) Includes 50,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008

(9) Includes 20,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2008.

(10) Includes 1,521,450 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2008.



Item 13.  Certain Relationships and Related Transactions

     Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity owned by our President. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 2008, the Company renewed for ten years the existing lease with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6 and 9 year intervals in order to make modifications for market conditions Total rent charged to operations during the years ended December 31, 2008, and 2007 amounted to approximately $100,500 each year.

     We acquired the rights to the Star brite(r) trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite(r) products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2008 and 2007, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $911,000 and $109,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates, which act as foreign distributors, were sold at cost of material and labor plus an amount to cover manufacturing overhead costs and profits. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $1,208,000 and $732,000 during the years ended December 31, 2008 and 2007, respectively; allocable administrative fees aggregated $275,000 and $333,000, respectively for such periods.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the year ended December 31, 2008 and 2007 under such relationship.

     Mr. Kolisch a Director of the Company sources most of the Company's insurance needs at an arm's length basis.

Item 14. Principal Accounting Fees and Services

     The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with our upcoming annual shareholders' meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2008.



Part IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(A)     Exhibits

Financial Statements F-1 to F-25

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

10.6 Mortgage, Assignment of Leases and Security Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank.*

10.7 Security Agreement dated as of July 22, 2002 between Kinpak, Inc. and Regions Bank.*

10.8 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 1991 Bonds*

10.9 Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 2002 Bonds*

10.10 Extension to Credit Agreement dated March 31, 2003 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc.,
Star Brite Distributing (Canada), Inc., Kinpak, Inc., and Bank*

10.11 Ocean Bio-Chem, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994).

10.12 Ocean Bio-Chem, Inc. 1994 Non-Qualified Stock Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994).

10.13 Ocean Bio-Chem, Inc. 2 002 Incentive Stock Option Plan (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on April 28, 2003).

10.14 Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan (incorporated by reference to an exhibit contained in the Company's proxy statement filed with the United States Securities and Exchange Commission on June 20, 2007).

10.24 Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc *

10.26 Renewal dated May 1, 2008 of Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc. **

14.1   Code of Ethics (incorporated by reference to an exhibit  contained in the
Company's  proxy   statement   filed  with  the  United  States  Securities  and
Exchange Commission on April 13, 2004).

21.    List of Subsidiaries **

23. Letter of consent received from our former auditors, Berenfeld Spritzer Shechter & Sheer LLP, Certified Public Accountants **

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley **

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley **

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley **

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley **



 * Incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2008.


** Attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           OCEAN BIO-CHEM, INC.
                           Registrant

                           By:      /s/ Peter G. Dornau
                                   Peter G. Dornau
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer
                                   March 30, 2009

                           By:      /s/ Jeffrey S. Barocas
                                   Jeffrey S. Barocas
                                   Chief Financial Officer
                                   March 30, 2009



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Capacity                              Date
----------------------     ---------------------------------     --------------
/s/ Peter G. Dornau        President, Chief Executive            March 30, 2009
Peter G. Dornau            Officer and Director

/s/Jeffrey S. Barocas      Chief Financial Officer               March 30, 2009
Jeffrey S. Barocas

/s/Greg Dornau             Vice President Sales & Marketing      March 30, 2009
Greg Dornau

/s/William Dudman          Vice President Operations             March 30, 2009
William Dudman

/s/ Edward Anchel          Director                              March 30, 2009
Edward Anchel

/s/ James M. Kolisch       Director                              March 30, 2009
James M. Kolisch

/s/ Laz L. Schneider       Director                              March 30, 2009
Laz Schneider

/s/ John B. Turner         Director                              March 30, 2009
John B. Turner

/s/ Sonia B. Beard         Director                              March 30, 2009
Sonia B. Beard



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

                                                                   Exhibit 10-24


                              OCEAN BIO-CHEM, INC.

                              RENEWAL OF NET LEASE



     This Renewal to Net Lease is made and entered into as of this 1st day of May 2008, by and between PEJE, INC. as Landlord and: TENANT: STAR BRITE DISTRIBUTING, INC. MAILING ADDRESS: 4041 S.W. 47th Avenue Fort Lauderdale, Florida 33314 PHONE: (954) 587-6280

LEASED PREMISES:
BUILDING:                               TRACT TWELVE, NEW TOWN
                                        COMMERCE CENTER
ADDRESS:                                4041 SW. 47th Avenue
                                        Fort Lauderdale, Florida 33314
LEASE TERM:                             TEN YEARS
ANNUAL MINIMUM RENT:                    $94,800




     The net lease dated May 1, 1998 by and between Landlord and Tenant is hereby renewed for a period of ten years, without changes, as per Tenant's notification of its intention to exercise his option to renew this Net Lease in conformity with paragraph 30 of the Net Lease amendment signed on July the 12th, 2006.

     The Tenant has not been in default of this lease. The tenant has occupied, and occupies all the premises described in the contract.


     The parties agreed to review the terms of this lease at the end of the 3rd, 6th and 9th year, at the request of one or the other party.


     IN WITNESS WHEREOF, the parties have hereunto set their hands and seals, the day and year first above written to this Net Lease Renewal Agreement.



LANDLORD:                             TENANT:
PEJE, INC.                            STAR BRITE DISTRIBUTING, INC.
By:  /s/ Peter G. Dornau              By: /S/ Jeffrey S. Barocas
As: President                         As:CFO

                                                                      EXHIBIT 21

     The following is a list of the Registrant's subsidiaries:


                  Name:                               Ownership %
         ------------------------------------         -----------
         Star brite Distributing, Inc.                   100
         Star brite Distributing Canada, Inc.            100
         D & S Advertising Services, Inc.                100
         Star brite StaPut, Inc.                         100
         Star brite Service Centers, Inc.                100
         Star brite Automotive, Inc.                     100
         Kinpak Inc.                                     100

                                                                      EXHIBIT 23

     Letter of Consent from former auditors, Berenfeld, Spritzer, Shechter & Sheer, LLP Certified Punlic Accountants


           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Ocean Bio-Chem, Inc.

     We consent to the inclusion in Form 10-K of Ocean Bio-Chem, Inc. (the Company) for the year ended December 31, 2008 of our report dated March 31, 2008, relating to the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.



/s/ Berenfeld, Spritzer, Shechter & Sheer LLP
Fort Lauderdale, Florida
March 26, 2009

                                                                  EXHIBIT 32.1/2



                                  CERTIFICATION

     Pursuant to 18U.S.C. Section 1350, the undersigned officers of Ocean Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 30, 2009


                           /s/ Peter G. Dornau
                           Peter G. Dornau
                           Chairman of the Board of
                           Directors and Chief
                           Executive Officer




                           /s/ Jeffrey S.Barocas
                           Jeffrey S. Barocas
                           Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


         I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-K of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2008;

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


Dated:    March 30, 2009            /s/ Peter G. Dornau
                                    -------------------
                                    Peter G. Dornau
                                    Chairman of the Board and
                                    Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-K of Ocean Bio-Chem, Inc. as of and for the period ended December 31, 2008;

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


Dated:    March 30, 2009            /s/ Jeffrey S. Barocas
                                    ----------------------
                                    Jeffrey S. Barocas
                                    Chief Financial Officer

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2008 AND 2007

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2008 AND 2007








                                                                      Page

     Reports of independent registered public accounting firms        F-2

     Consolidated balance sheets                                      F-4

     Consolidated statements of operations                            F-5

     Consolidated statements of shareholders' equity                  F-6

     Consolidated statements of cash flows                            F-7

     Notes to consolidated financial statements                    F-8-F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.


     We have audited the accompanying consolidated balance sheet of Ocean-Bio-Chem, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Ocean-Bio, Inc. and Subsidiaries as of December 31, 2007 were audited by other auditors whose report dated March 31, 2008, expressed an unqualified opinion.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean-Bio-Chem, Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their consolidated cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.





Kramer Weisman and Associates, LLP
Certified Public Accountants

March 25, 2009
Davie, Florida










                                       F2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.


     We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





Berenfeld Spritzer Shechter & Sheer LLP
Certified Public Accountants

March 31, 2008
Ft. Lauderdale, Florida










                                       F3

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 AND 2007


                                                                        2008               2007
                                                                    -----------        -----------
ASSETS
Current Assets:
Cash                                                                $   527,056        $   750,901
Trade accounts receivable net of allowance for doubtful
accounts of approximately $117,600 and $47,000 at December 31 ,
2008 and 2007 respectively                                            1,966,223          1,974,654
Inventories, net                                                      6,564,909          5,993,657
Prepaid expenses and other current assets                               365,982            285,126
                                                                    -----------        -----------
Total Current Assets                                                  9,424,170          9,004,338
                                                                    -----------        -----------
Property, plant and equipment, net                                    5,780,395          6,235,812
                                                                    -----------        -----------
Other Assets:
Trademarks, trade names and patents, net                                330,439            330,439
Due from affiliated companies, net                                      910,553            109,310
Deposits and other assets                                               184,628            253,718
                                                                    ------------       -----------
Total Other Assets                                                    1,425,620            693,467
                                                                    -----------        -----------

Total Assets                                                        $16,630,185        $15,933,617
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                            $   894,193        $ 1,010,263
Notes payable - bank                                                  2,800,000          1,750,000
Current portion of long term debt                                       584,537            589,906
Accrued expenses payable                                                883,354            511,758
                                                                    -----------        -----------
Total Current Liabilities                                             5,162,084          3,861,927
                                                                    -----------        -----------
Long term debt, less current portion                                  3,434,491          3,988,978
                                                                    -----------        ----------
Commitments and contingencies                                                 -                  -
                                                                    -----------        ----------
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
7,886,816 and 7,871,816 shares issued at
December 31, 2008 and 2007, respectively                                 78,868             78,718
Additional paid in capital                                            7,928,269          7,780,547
Less cost of common stock in treasury, 351,503 and 7,519 shares
at December 31, 2008 and 2007, respectively                            (288,013)            (8,195)
Foreign currency translation adjustment                                (280,123)          (209,049)
Retained earnings                                                       594,609            440,691
                                                                    -----------        -----------
Total Shareholders' Equity                                            8,033,610          8,082,712
                                                                    -----------        -----------

Total Liabilities and Shareholders' Equity                          $16,630,185        $15,933,617
                                                                    ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements

                                       F4

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                 2008              2007
                                             ------------      ------------

Gross sales                                  $ 22,898,989      $ 23,308,891

Less: discounts, returns, and allowances        1,980,922         1,996,635
                                             ------------      ------------

Net sales                                      20,918,067        21,312,256

Cost of goods sold                             14,918,333        14,470,397
                                             ------------      ------------

Gross profit                                    5,999,734         6,841,859
                                             ------------      ------------
Operating Expenses:
Advertising and promotion                       1,331,568         1,562,423
Selling and administrative                      3,988,028         4,018,150
Interest expense                                  257,020           354,622
                                             ------------      ------------

Total operating expenses                        5,576,616         5,935,195
                                             ------------      ------------

Operating income                                  423,118           906,664

Other income                                       21,932            18,597
                                             ------------      ------------

Income before income taxes                        445,050           925,261

Provision for income taxes                        291,132           200,260
                                             ------------      ------------

Net income                                        153,918           725,001

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment           (71,074)          (32,955)
                                             -------------     -------------

Comprehensive income                         $     82,844         $ 692,046
                                             ============      ============


Income per common share - basic              $       0.02      $       0.09
                                             ============      ============

Income per common share - diluted            $       0.02      $       0.08
                                             ============      ============

Weighted average shares - basic                 7,814,466         7,690,191
                                             ============      ============
Weighted average shares - diluted               7,814,466         8,826,259
                                             ============      ============


The accompanying notes are an integral part of these consolidated financial statements



                                       F5

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2008 AND 2007




                                                             Foreign    Retained
                           Common stock       Additional     currency   earnings   Treasury
                         Shares      Amount  paid-in capital adjustment  (deficit)   stock       Total
                         ---------  --------   ------------  ---------- ---------- ---------- -----------
 January 1,
 2007                    7,621,316  $ 76,213  $ 7,257,447  ($176,094) ($ 213,838)($  8,195) $6,935,533
 Adjustment for SAB 108
 implementation                                    40,200             (   70,472)           (   30,272)

 Net Income                                                              725,001               725,001

 Bonus shares to employees 105,500     1,055      146,850                                      147,905

 Exercise of stock options 145,000     1,450      189,066                                      190,516

 Stock based compensation                         146,984                                      146,984

 Foreign currency
 translation adjustment                                    (  32,955)                       (   32,955)
                         ---------  --------  -----------  ---------- ---------- ---------- -----------
 December 31,
 2007                    7,871,816  $ 78,718  $ 7,780,547  ($209,049) $  440,691 ($  8,195) $8,082,712

 Net Income                                                              153,918               153,918

 Bonus shares to
 employees                  15,000       150       17,250                                       17,400

Stock based compensation                          130,472                                      130,472

 Foreign currency
 translation adjuent                                       (  71,074)                       (   71,074)

 Purchase of 343,984
 treasury shares                                       -                        ( 279,818)  (  279,818)

                          --------  --------  -----------  ---------- ---------- ---------- -----------
 December 31,
 2008                    7,886,816  $ 78,868  $ 7,928,269  ($280,123) $  594,609 ($288,013)  $8,033,610
                         =========  ========  ===========  ========== ========== ========== ===========

The accompanying notes are an integral part of these consolidated financial statements








                                       F6

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                    2008             2007
                                                                 ----------       ----------
Cash flows from operating activities:

Net income                                                       $ 153,918        $ 725,001
Adjustment to reconcile net income
to net cash provided by (used in) operations:

Depreciation and amortization                                      787,460          785,064
Other operating non cash items                                     324,009          124,572
Stock Based Compensation                                           147,872          294,889

Changes in assets and liabilities:

Accounts receivable                                                (75,078)         (60,961)
Inventory                                                         (811,752)        (438,377)
Deposits and other assets                                          (64,129)         (50,210)
Prepaid expenses                                                   (11,765)         (66,975)
Accounts payable and other accrued liabilities                     255,527          148,090
                                                                 ----------       ----------

Net cash provided by (used in) operating activities                706,062        1,461,093
                                                                 ----------       ----------
Cash flows from investing activities:

Purchases of property, plant and equipment                        (332,043)         (95,665)
                                                                 ----------       ----------

Net cash provided by (used in) investing activities               (332,043)         (95,665)
                                                                 ----------       ----------
Cash flows from financing activities:

Borrowings line of credit, net                                   1,050,000         (400,000)
Amounts due from affiliates                                       (801,243)         121,890
(Payments of) proceeds from long-term debt                        (559,856)        (565,058)
Proceeds from stock options exercises                                    -          190,516
Purchase of Treasury Stock                                        (279,818)               -
                                                                 ----------       ----------

Net cash provided by (used in) financing activities               (590,917)        (652,652)
                                                                 ----------       ----------


Change in cash prior to effect of exchange rate on cash           (216,898)         712,776
Effect of exchange rate on cash                                     (6,947)         (32,955)
                                                                 ----------       ----------
Net (decrease) increase in cash                                   (223,845)         679,821

Cash at beginning of period                                        750,901           71,080
                                                                 ----------       ----------
Cash at end of period                                            $ 527,056        $ 750,901
                                                                 ==========       ==========

Supplemental disclosure of cash transactions:
Cash paid for interest during period                             $ 257,020        $ 354,621
                                                                 ==========       ==========
Cash paid for income taxes during period                         $ 110,395        $ 200,000
                                                                 ==========       ==========

The company had no cash equivalents at December 31, 2008 and 2007


The accompanying notes are an integral part of these consolidated financial statements

                                       F7

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                     YEARS ENDED DECEMBER 31, 2008 AND 2007


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

     Revenue recognition - Revenue from product sales is recognized when persuasive evidence of a contract exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount receipts and payments recorded in a liability account.

     Collectability of accounts receivable - Included in the consolidated balance sheets as of December 31, 2008 and 2007 are allowances for doubtful accounts aggregating approximately $117,600 and $47,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2008, and 2007 aggregated approximately $83,500 and $22,000 respectively.

     Severe economic times are expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred, in 2009, one customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand in total, approximately $69 thousand related to December 31, 2008 receivables, and 2008 sales of approximately $672 thousand. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.

     Inventories - Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

     Shipping and handling costs - All shipping and handling costs incurred by us are included in operating expenses on the statements of income. These costs totaled approximately $886,200 and $834,800 for the years ended December 31, 2008 and 2007 respectively.

     Prepaid expenses - During the years ended December 31, 2008 and 2007 the Company introduced certain new products to its customers. In connection therewith, the Company produced new product collateral materials to be distributed over a period of time of approximately one year. Accordingly the Company follows the policy of SOP 93-7 (Reporting on Advertising Costs). At December 31, 2008 and 2007 the Company did not have any accumulated cost of collateral materials on hand.

     Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

                                       F8

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

     Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's five largest customers represented approximately 58% and 51% of consolidated net revenues for the years ended December 31, 2008 and 2007, and 32% and 44% of consolidated accounts receivable at December 31, 2008 and 2007, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company's operations (see Note 14).

                                       F9

     Concentration of cash - At various times of the year and at December 31, 2008, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry- forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the twelve months ended December 31, 2007 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN 48 the Company adopted the policy of recognizing penalties in selling and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense. The tax years 2005-2008 remain subject to examinations by major tax jurisdictions.

     Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, the Company has determined that these intangible assets have indefinite lives and therefore we no longer recognize amortization expense. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents.
                                      F10

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

     Earnings Per Share - The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per share, which establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as their effect would be anti- dilutive. See Note 11 Earnings per share computation of basic and diluted number of shares.

     Reclassifications   -  Certain  items  in  the  accompanying   consolidated
financial   statements   for  the  years  ended  December  31,  2007  have  been
reclassified to conform to the 2008 presentation.


Note 2 - Inventories:

     The composition of inventories at December 31, 2008 and 2007 are as follows:

                               2008            2007
                               ----            ----
Raw materials               $3,254,212      $3,247,359
Finished goods               3,541,908       2,821,861
                            -----------     -----------
                             6,796,120       6,069,220
Inventory reserves          (  231,211)     (   75,563)
                            -----------     -----------
Inventory, net              $6,564,909      $5,993,657
                            ===========     ===========


     At December 31, 2008 and 2007 and for the years then ended, approximately $231,000 and $76,000 respectively is reflected in the accompanying consolidated financial statements as a reserve for slow moving inventory.

     The Company implemented a program with one of its customers to alter the manner in which it transacts business. The Company manages the inventory levels at this customer's warehouses and will be paid as the products are sold by such customer. This program was initiated in the 3rd quarter 2008 and was fully implemented in November 2008. The total sales credit issued initially to the customer was approximately $300,000. The inventories managed at this customer's warehouses amounted to approximately $146,000 at December 31, 2008.


                                      F11

Note 3 - Property, plant and equipment:

     The Company's property, plant and equipment consisted of the following:

                                         Estimated
                                         Useful Life           2008         2007
                                           Years
                                       -------------      -----------    ----------
Land                                                       $  278,325    $  278,325
Building                                 30 years           4,389,154     4,389,154
Manufacturing and warehouse equipment    6-20 years         6,592,558     6,367,884
Office equipment and furniture           3-5 years            525,734       509,496
Construction in process                                        71,929        21,079
Leasehold improvement                    10-15 years          122,644       122,644
                                                          -----------    -----------
                                                           11,980,344    11,688,582

Less accumulated depreciation                               6,199,949     5,452,770
                                                          -----------    -----------

Total property, plant and equipment, net                   $5,780,395    $6,235,812

     Depreciation expense for the years ended December 31, 2008 and 2007, which includes amortization of capitalized lease assets, amounted to $787,460 and $785,064 respectively.

     A substantial amount of the Company's assets are at its Kinpak facilities in Alabama. At December 31, 2008 and 2007 approximately $5,625,000 and $6,062,000 respectively of net property, plant, and equipment were at the Kinpak facilities.

     During February 1996, the Company purchased the assets of Kinpak, Inc. In order to finance the expansion contemplated by the purchase, the Company entered into an agreement with the City of Montgomery, Alabama, to issue Industrial Development Bonds. The Alabama facility expansion consisted of an additional building, which was completed during October 1997, bringing the facility, at that time, to approximately 110,000 square feet. Such facility serves as the Company's primary manufacturing and distribution center.

     During the year ended December 31, 2002, the Company entered into an agreement with the City of Montgomery to issue an additional series Industrial Development Bonds aggregating $3,500,000 to finance the construction of an additional 70,000 square feet of warehousing and manufacturing space and the related equipment requirements. Such project was substantially completed during 2003.

     Management has considered the impact of the loss sustained for the years ended December 31, 2007 and 2008 in Kinpak in order to determine if a permanent impairment of value of these assets has been experienced. The underlying reasons for the loss are not viewed as permanent in nature and management does not believe that a permanent impairment has been realized. Accordingly, no adjustment has been made.

     Obligations for future payments attributable to these capitalized leases are discussed in Note 5, below.


Note 4 - Note payable, bank:

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from the commercial bank providing the financing for the expansion discussed in Notes 3 and 5. The line carried interest based on the 30 day LIBOR rate plus 275 basis points (approximately 6.0% at December 31, 2007) payable monthly, and was collateralized by the Company's inventory, trade receivables, and intangible assets.
                                      F12

     This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 3.6% at December 31, 2008) and is secured by our trade receivables, inventory, and intangible assets. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At December 31, 2008 and 2007 the Company was in compliance with all financial covenants of the loan agreement.

As of December 31, 2008 and 2007 the Company was obligated to its commercial lender under this arrangement in the amounts of $2,800,000 and $1,750,000 respectively. The average outstanding loan balances at the years ended December 31, 2008 and 2007 were approximately $2,415,000 and $2,380,000; interest incurred for the years ended December 31, 2008 and 2007 were approximately $121,000, and $170,000, respectively.


Note 5 - Long-term debt:

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2008, $1,105,000 and $2,720,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the years ended December 31, 2008, and 2007, interest rates ranged between 1.5% and 8.6%, and 3.6% and 4.3% annually, respectively. At December 31, 2007, $1,445,000 and $2,840,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the year ended December 31, 2007 interest rates ranged between 3.7% and 4.3%. Interest expense for 2008 and 2007 were approximately $138,000 and $184,000, respectively. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

     Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment. On September 26th and October 6th, 2008 the Company was notified by its primary commercial bank, that both the 1997 and 2002 series bonds were being tendered. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company has been temporarily obligated to its primary commercial bank, for a few weeks during the fourth quarter 2008, until the credit markets improved sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate plus 2% or 7%.

     During 2008 and 2007, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $60,680 and $60,540 at December 31, 2008, and 2007 respectively, have varying maturities through 2012 and carry interest rates ranging from 7% to 12% for both years.

     On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance and interest rate on this obligation at December 31, 2008 and 2007 were approximately $133,000 and $233,000 respectively. Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 3.6% at December 31, 2008 and 6.0% at December 31, 2007, through the maturity on April 15, 2010. Interest incurred for 2008 and 2007 was approximately $10,000 and $27,000 respectively.

                                      F13

The composition of these obligations at December 31, 2008 and 2007 were as follows:

                                        2008          2007           2008            2007
                                      --------      --------      ----------     ----------
Industrial Development Bonds          $460,000      $460,000      $3,365,000     $3,825,000
Notes payable                           99,996        99,996          33,352        133,348
Capitalized equipment leases            24,541        29,910          36,139         30,630
                                      --------      --------      ----------     ----------
                                      $584,537      $589,906      $3,434,491     $3,988,978

     Required principal payment obligations attributable to the foregoing are tabulated below:

     Year ending December 31,

         2009               $  584,537
         2010                  508,685
         2011                  473,857
         2012                  451,949
         2013                  440,000
         Thereafter          1,560,000
                            ----------
         Total              $4,019,028
                            ==========


     Note 6 - Income taxes:

     The Components of the Company's consolidated income tax provision are as follows:

                                                    2008          2007
                                                  --------      --------
          Income tax provision:
               Federal - current                  $291,132      $200,260
                       - deferred                    -              -
               State                                 -              -
                                                  --------      --------
               Total                              $291,132      $200,260
                                                  ========      ========


     The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

                                                2008                  2007
                                       --------------------      -----------------
Income Taxes at statutory rate         $     151,317    34%      $   314,602   34%
Increase (reduction) in Income Taxes
  resulting from:
  Share based compensation                    50,276    11%          100,300   11%
  Change in deferred taxes and
    valuation allowance                      118,407    27%      (   382,237) (41%)
  Other - permanent adjustments -
    State Taxes                                  -                    50,892    6%
  Other - permanent adjustments               12,051     2%          116,703   13%
  Tax credits and prior year taxes     (      40,919)   (9%)              -
                                       --------------  -----     -----------  -----
                                       $     291,132    65%      $   200,260   22%
                                       ==============  =====     ===========  =====

                                      F14

     For the year 2007 the Company used available tax loss carryovers available to offset current taxable income aggregating approximately none for federal taxes and approximately $218,000 for state tax purposes, expiring in various years through 2026.

     The Company's deferred tax asset and liability accounts consisted of the following at December 31:

                                             2008            2007
                                       -------------      -----------
Deferred tax assets:
  Depreciation of property and
    equipment                          $         -        ($    9,666)
  Reserves for bad debts, inventory
    and other accruals                 (     203,710)     (    43,891)
  Net operating loss carryforwards               -        (    11,990)

Deferred tax liabilities:
  Depreciation of property and
    equipment                                199,643              -
                                       --------------     ------------
                                       (       4,067)     (    65,547)

Less Valuation Allowance                       4,067           65,547
                                       --------------     ------------
Net deferred taxes                     $         -        $       -
                                       ==============     ============


     The Company has provided for a valuation allowance against the deferred tax asset, as there is no assurance that the company will generate future taxable income to derive benefit from all or a part of the deferred tax assets at the time when such tax assets would become current. The change in the valuation allowance was an increase of approximately $61,500 and a decrease of $382,200 in 2008 and 2007, respectively.


Note 7 - Related party transactions:

     At December 31, 2008 and 2007, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $911,000 and $109,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus a profit covering manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $1,208,000 and $732,000 during the years ended December 31, 2008, and 2007, respectively; allocable administrative fees aggregated $275,000 and $333,000 respectively for such periods.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

                                      F15

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2008 and 2007 under such relationship.

     Mr. Kolisch, a Director of the Company, sources most of the Company's insurance needs at an arm's length competitive basis.


Note 8 - Commitments

     On May 1, 1998, the Company entered into a ten year lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease required a minimum rental of 94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term, which has been waived through December 31, 2007. Additionally, the landlord was entitled to its pro-rata share of all taxes, assessments, and any other expenses that arise from ownership.

     On May 1, 2008, the Company renewed for ten years the existing lease with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6 and 9 year intervals in order to make modifications for market conditions Total rent charged to operations during the years ended December 31, 2008, and 2007 amounted to approximately $100,500 each year.

     The Company had entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregated approximately $274,000 at December 31, 2007, primarily secured by the real estate leased to the Company. The property was refinanced in the 2nd quarter 2008, without a corporate guaranty.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

Twelve month period ending December 31,
     2009         $101,828
     2010          103,864
     2011          105,942
     2012          108,061
     2013          110,222
     Thereafter    503,407
                -----------
                $1,033,324


Note 9 - Stock options:

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

                                      F16

     During 2007, the Company adopted a qualified employee stock option plan covering 400,000 shares of its common stock.

     During 2008, the Company adopted a qualified employee incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.


     The following schedules reflect the status of outstanding options under the Company's four stock option qualified and non-qualified plans as of December 31, 2008, and 2007.



Year-end December 31, 2008:
              Date          Options      Exercisable   Exercise     Expiration       Wt. Av.
    Plan      granted      outstanding     options       price         date       remaining life
 --------    ----------    ----------    -----------  --------     -------------- --------------
 Non Plan    03/25/1999       231,000       231,000      0.76         03/24/2009          -
     1994    10/26/2004       154,500       131,325      1.05         10/25/2009         .8
     2002    03/02/2004       137,000       130,150      1.62         03/01/2009         .2
     2002    11/06/2006       133,000        53,200      0.93         11/08/2011        2.9
     2007    05/17/2007       162,500        44,250      1.66         05/16/2012        4.1
     2007    10/08/2007         2,000           400      1.87         10/07/2012        3.8
     2007    12/17/2007       156,500        30,700      1.32         12/16/2007        4.0
     2008    08/25/2008       159,500         -           .97         08/21/2013        4.6
   2002NQ    10/22/2002        35,000        35,000      1.26         10/22/2012        3.8
   2002NQ    06/20/2003        30,000        30,000      1.03         06/20/2013        4.5
   2002NQ    05/25/2004        40,000        40,000      1.46         05/25/2014        5.4
   2002NQ    04/03/2006        30,000        30,000      1.08         04/03/2016        7.3
   2002NQ    12/17/2007        50,000        50,000      1.32         12/16/2017        9.0
                            ---------      --------                                    ----
                            1,321,000       806,025                                     2.8
                            =========      ========                                    ====




Year-end December 31, 2007:
               Date          Options     Exercisable   Exercise   Expiration       Wt. Av.
    Plan      granted      outstanding     options       price       date      remaining life
 --------   ----------       -------    ------------  --------     ------------ --------------
 Non Plan   03/25/1999       231,000        231,000      0.76      03/24/2009        1.2
     1994   10/26/2004       154,500         92,700      1.05      10/25/2009        1.8
     2002   03/02/2004       137,000         82,200      1.62      03/01/2009        1.2
     2002   11/06/2006       133,000         26,600      0.93      11/08/2011        3.9
     2007   05/17/2007       162,500          -          1.68      05/16/2012        4.4
     2007   10/08/2007         2,000          -          1.87      10/07/2012        4.8
     2007   12/17/2007       156,500          -          1.32      12/16/2007          5
   2002NQ   10/22/2002        35,000         35,000      1.26      10/22/2012        4.8
   2002NQ   06/20/2003        30,000         30,000      1.03      06/20/2013        5.5
   2002NQ   05/25/2004        40,000         40,000      1.46      05/25/2014        6.4
   2002NQ   04/03/2006        30,000         30,000      1.08      04/03/2016        8.3
   2002NQ   12/17/2007        50,000         50,000      1.32      12/16/2017         10
                           ---------       --------                                 ----
                           1,161,500        617,500                                  3.5
                           =========       ========                                 ====




                                      F17

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


     As of December 31, 2008, the number of options  outstanding  and the number
of  shares   available  for  grant  under  each  Stock  Options   qualified  and
non-qualified plan options is presented below:

                                          Options Available
Plan              Options Outstanding         for Grant
----------         ---------------         --------------
 NON-PLAN:          231,000 shares           N/A
 1994 PLAN          154,500 shares           None
 2002 PLAN          270,000 shares           None
 2007 PLAN          321,000 shares          79,000 shares
 2008 PLAN          159,500 shares         240,500 shares
 2002 PLAN NQ       185,000 shares           None
 2008 PLAN NQ          None                200,000 shares
                  ----------------         --------------
 Total            1,321,000 shares         519,500 shares
                  ================         ==============


     A summary of the Company's stock options as of December 31, 2008, and 2007, and changes during the years ending on these dates, is presented below:


                                    2008                        2007
                              Shares   Weighted Average     Shares  Weighted Average
                                       Exercise Price               Exercise Price
                           ----------  ----------------   ---------  ---------------
Options outstanding
beginning of the year         930,500      $1.31            714,500     $1.22

Options granted               159,500       0.97            373,000      0.97
Options exercised                   -          -           -145,000         -
Options forfeited or expired        -          -            -12,000         -

Options outstanding at     ----------     ------         ----------    ------
end of the year             1,090,000      1.26             930,500      1.31

Non Plan Options              231,000      0.76             231,000      0.76
                           ----------     ------         ----------    -------
               Totals       1,321,000      $1.17          1,161,500     $1.05
                           ==========     ======         ==========    =======



     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Qualified options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised. Non qualified options granted to outside Directors have a 10 year life and are immediately exercisable. Compensation cost recognized during the year ended December 31, 2008 and 2007 attributable to stock options amounted to approximately $130,500 and $147,000, respectively.

                                      F18

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2008 and 2007; risk free rate ranging from 3.57% to 4.88%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 100.0% to 108.0%.

     As of December 31, 2008, and 2007 there was approximately $389,732 and $241,672 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.


Note 10 - Major customers

The Company has one major customer, West Marine, Inc., with sales in excess of 10% of consolidated net revenue for the years ended December 31, 2008 and 2007. Sales to this customer represented approximately 38%, and 43% of consolidated net revenues for such periods, respectively.

     The Company's top five customers represented approximately 58% and 51%, of consolidated net revenues for the years ended December 31, 2008 and 2007 and 32% and 44% of consolidated trade receivables for the years ended December 31, 2008 and 2007 at the balance sheet date for the years then ended, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company's operations (see note 14). The Company has included in the consolidated balance sheet as of December 31, 2008 an additional allowance for doubtful accounts aggregating approximately $69,000 to reflect risks related to bankruptcy filings occurred in 2009 before this filing. The recession is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred in 2009 one customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand in total, approximately $69 thousand related to December 31, 2008 receivables, and 2008 sales of approximately $672 thousand.


Note 11 - Earnings per share:

     Earnings per share are reported pursuant to the provisions of Statement of Financial Standards No. 128. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2008 and 2007:


                                                    2008          2007
                                                  ---------     ---------
   Basic weighted-average common shares
   outstanding                                    7,814,466     7,690,191

   Dilutive effect of stock plans, other
   options & conversion rights                          -       1,136,068
                                                  ---------     ---------
   Dilutive weighted-average shares outstanding   7,814,466     8,826,259
                                                  =========     =========


                                      F19

Note 12 - Shareholders' equity:

     During the years ended December 31, 2008 and 2007 the Company granted 15,000 and 105,500 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $17,400 and $148,000 for each period, respectively.

     During October 2007 certain employees of the Company exercised stock options scheduled to expire during the respective current year covering 145,000 shares of its common stock respectively. The aggregate exercise price of such transactions amounted to approximately $191,000 and is reflected in the accompanying financial statements as common stock and additional paid-in capital.

     Compensation costs recognized during the years ended December 31, 2008 and 2007 attributable to stock options amounted to $130,472 and $146,984, respectively and is reflected in the accompanying financial statements as increase in additional paid-in capital.

     In 2007, the Company made certain revisions in the valuation of stock option grants that vested in 2006. The revised valuation resulted in an increase in compensation expense of $40,200, reflected in the accompanying financial statements as 2007 increase in additional paid-in capital.

     In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of $70,200 decreasing opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share-based compensation and contingent legal liabilities in 2006.


Note 13 - Restatements to the Consolidated Financial Statements

     Year ended December 31, 2007: the Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), effective January 1, 2007. In accordance with the requirements of SAB No. 108, the Company has recorded an adjustment in the amount of $70,200 to the opening retained earnings balance as of January 1, 2007 in the accompanying consolidated financial statements, to correct errors in the accounting of share-based compensation and contingent legal liabilities in 2006.

     In 2007, the Company made certain revisions in the valuation of stock option grants that vested in 2006. The revised valuation resulted in an increase in compensation expense of $40,200 for 2006. Also in 2007, the Company discovered that a liability in the amount of $30,000 for legal costs incurred in 2006 should have been recorded as of December 31, 2006 under the criteria of Statement of Financial Accounting Standards No. 5. There was no corporate tax effect for the adjustments due to the Company's tax position in 2006.


     The cumulative effect of the adjustment above on the opening balances of the balance sheet is as follows, as of January 1, 2007:
                                                          Liabilities and
                                                           Shareholders'
                                         Assets               Equity
                                       -------------      ----------------
Balance Sheet accounts, as
adjusted Increase (Decrease)           $      -           $       -

 Retained earnings   -                                             70,472
 Additional Paid in Capital                               (        40,200)
 Accrued Liabilities                                      (        30,272)
                                       -------------      ----------------
                                       $      -           $       -
      Total                            =============      ================

                                      F20

Note 14 - Subsequent Events

     The Company has included in the consolidated balance sheet as of December 31, 2008 an additional allowance for doubtful accounts aggregating approximately $69,000 to reflect risks related to bankruptcy filings occurred in 2009 before this filing. The slow down of the economy is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred in 2009 one customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand in total, approximately $69 thousand related to
December 31, 2008 receivables of a total 2008 sales of approximately $672 thousand. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time. It is too early to determine how the economic conditions affecting the marine and recreational vehicle industry in 2009 may or may not affect the Company in the future. The estimates of the creditworthiness of Company's customers may differ in 2009 from the historical information.

     On January 12, 2009, the Board of Directors resolved to grant 50,000 options to acquire shares of this Corporation's Common Stock pursuant to this Corporation's 2008 Non-Qualified Stock Option Plan to Directors, to be priced at the closing price ($0.69) of OBCI Common Stock on January 09, 2009 and conditions and subject to the provisions of the 2008 Non-Qualified Stock Option Plan. Such options are exercisable from January 12, 2009 through January 11, 2019.

     On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $2,720,000 and $1,105,000, respectively, were tendered by various bondholders. The Company has filed an 8-K, disclosing such information.


Note -15 - Summary of significant accounting changes

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

                                      F21

     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. We continued to use the simplified method during 2008, in accordance with SAB No. 110.


Note -16 - Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements which may apply to the company.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("FASB No. 141(R)") FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for the fiscal year 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

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

                                      F22

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

     In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

     In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.
                                      F23

     In September 2008, the FASB issued EITF Issue No. 08-5 ("EITF No. 08-5"), "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement." This FSP determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

     In September 2008, the FASB issued FSP FAS No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.





































                                      F24