Form 10-Q
period 2009-03-31
OCEAN BIO CHEM INC
filed 2009-05-14
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files). Yes [X] No [ ].

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

Large accelerated filer    |_|                   Accelerated filer          |_|

Non-accelerated filer      |_|                   Smaller reporting company  |X|.


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes |_|      No.|X|

     The number of shares of the Registrant's common stock outstanding as of May 14, 2009, was 7,699,813.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                      INDEX


Description                                                              Page

Part I - Financial Information:

Item 1. - Financial Statements:

     Condensed consolidated balance sheets
       as of March 31, 2009 and December
       31, 2008                                                            3

     Condensed consolidated  statements of operations
       for the three months ended March 31, 2009 and 2008                  4

     Condensed consolidated statements of cash flows
       for the three months ended March 31, 2009 and 2008                  5

     Notes to condensed consolidated financial statements                 6-14

Item 2. - Management's Discussion and Analysis
      of Financial Condition and Results of Operations                   14-16

Item 3 - Quantitative and Qualitative Disclosures
      about Market Risk                                                    16

Item 4 - Controls and Procedures                                         16-17

Part II - Other Information:

Item 1. - Legal Proceedings                                               17

Item 1A. - Risk Factors                                                   17

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3. - Defaults upon Senior Securities                                 17

Item 4. - Submission of Matters to a Vote by Security Holders             17

Item 5. - Other Matters                                                   17

Item 6. - Exhibits                                                        17

Signatures                                                                17

Certifications                                                           18-20

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31, 2009     DECEMBER 31, 2008
                                                                   ----------------     -----------------
                                                                      (UNAUDITED)
                             ASSETS
Current Assets:
Cash                                                                  $    406,574         $    527,056
Trade accounts receivable net of allowance for doubtful
accounts of approximately $183,200 and $117,600 at March 31 ,
2009 and December 31, 2008 respectively                                  1,882,792            1,966,223
Inventories, net                                                         7,717,902            6,564,909
Prepaid expenses and other current assets                                  265,451              365,982
                                                                      -------------        ------------

Total current assets                                                    10,272,719            9,424,170
                                                                      -------------        ------------

Property, plant and equipment, net                                       5,692,010            5,780,395
                                                                      -------------        ------------
Other assets:
Trademarks, trade names and patents, net
of accumulated amortization                                                330,439              330,439
Due from affiliated companies, net                                         914,746              910,553
Deposits and other assets                                                  208,628              184,628
                                                                      -------------        ------------

Total Other Assets                                                       1,453,813            1,425,620
                                                                      -------------        ------------

Total Assets                                                          $ 17,418,542         $ 16,630,185
                                                                      =============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                              $  1,364,218         $    894,193
Notes payable - bank                                                     3,200,000            2,800,000
Current portion of long term debt                                          584,652              584,537
Accrued expenses payable                                                   690,972              883,354
                                                                      -------------        ------------


Total Current Liabilities                                                5,839,842            5,162,084
                                                                      -------------        ------------

Long term debt, less current portion                                     3,287,763            3,434,491
                                                                      -------------        ------------
Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
8,051,316 and 7,886,816 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively                          80,513               78,868
Additional paid in capital                                               8,027,924            7,928,269
Less cost of common stock in treasury, 351,503 shares
  at March 31, 2009 and December 31, 2008, respectively               (    288,013)        (    288,013)
Foreign currency translation adjustment                               (    249,956)        (    280,123)
Retained earnings                                                          720,469              594,609
                                                                      -------------        ------------
Total Shareholders' Equity                                               8,290,937            8,033,610
                                                                      -------------        ------------

Total Liabilities and Shareholders' Equity                            $ 17,418,542         $ 16,630,185
                                                                      =============        ============



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   2009           2008
                                                               -----------      -----------

Gross sales                                                    $4,341,354       $3,980,519

Sales allowances                                                  231,371          235,559
                                                               -----------      -----------


Net sales                                                       4,109,983        3,744,960

Cost of goods sold                                              2,660,099        2,873,824
                                                               -----------      -----------


Gross profit                                                    1,449,884        2,873,824
                                                               -----------      -----------

Expenses:
Advertising and promotion                                         321,979          202,346
Selling and administrative                                        851,533          927,247
Interest expense                                                   70,925           64,687
                                                               -----------      -----------


Total operating expenses                                        1,244,437        1,194,,280
                                                               -----------      -----------


Operating income (loss)                                           205,447       (   323,144)

Other income                                                       11,571            11,908
                                                               -----------      -----------


Income (loss) before Income Taxes                                 217,018       (   311,237)

Provision (benefit) for Income Taxes                               91,158       (   104,946)
                                                               -----------      -----------


Net income (loss)                                                 125,860         (206,291)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment                            30,167           (1,310)
                                                               -----------      -----------


Comprehensive income (loss)                                    $  156,027       ($ 207,601)
                                                               ===========      ===========


Income (loss) per common share - basic and diluted             $     0.02       ($    0.03)
                                                               ===========      ===========


Weighted average shares - basic and diluted                     7,590,146         7,822.066
                                                               ===========      ===========



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                           (UNAUDITED)

                                                                         2009             2008
                                                                      ----------       ----------
Cash flows from operating activities:

Net income (loss)                                                     $ 125,860        ($206,290)
Adjustment to reconcile net income (loss)
to net cash used in operations:

Depreciation and amortization                                           179,449          196,988
Stock based compensation                                                101.300           29,803
Other operating non-cash items                                          114,577           95,625

Changes in assets and liabilities:

Accounts receivable                                                      22,377           95,836
Inventory                                                             (1,176,162)     (1,121,885)
Deposits and other assets                                             (  24,000)       ( 101,555)
Prepaid expenses                                                        100,531          126,692
Accounts payable and accrued taxes and other                            277,643          146,168
                                                                      ----------       ----------

Net cash (used) in operating activities                                 (  278,425)      ( 535,508)
                                                                      ----------       ----------


Cash flows from investing activities:

Purchases of property, plant and equipment                            (  91,064)       ( 131,421)
                                                                      ----------       ----------

Net cash used in investing activities                                 (  91,064)       ( 131,421)
                                                                      ----------       ----------

Cash flows from financing activities:

Borrowings line of credit, net                                           400,000         950,000
Amounts due from affiliates                                           (   4,193)       ( 242,935)
Principal payments - long-term debt                                   ( 146,613)       ( 136,370)
                                                                      ----------       ----------
Net cash provided by financing activities                               249,194          570,695
                                                                      ----------       ----------

Cash prior to effect of exchange rate on cash                         ( 120,295)       (  96,234)
Effect of foreign exchange rate on cash                               (     187)       (   1,310)
                                                                      ----------       ----------

Net (decrease)  increase in cash                                      ( 120,482)       (  97,544)

Cash at beginning of period                                             527,056          750,901
                                                                      ----------       ----------

Cash at end of period                                                 $ 406,574        $ 653,357
                                                                      ==========       ==========



Supplemental disclosure of cash transactions:
Cash paid for interest during period                                  $  70,925        $  64,687
                                                                      ==========       ==========

Cash paid for income taxes during period                              $ 185,000        $     -
                                                                      ==========       ==========



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements

                      OCEAN BIO CHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

     For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain items in the accompanying consolidated financial statements for the year 2008 that had an immaterial amount may have been reclassified to conform to the 2009 presentation.

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

     Collectability of accounts receivable

     Included in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 are allowances for doubtful accounts aggregating approximately $183,200 and $117,600, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the quarter ended March 31, 2009, and 2008 aggregated approximately a net expense of $61,100 and a net credit of $4,000 respectively.

     The recession is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred, in 2009, one customer filing for bankruptcy (Boaters' World), representing a maximum risk of loss on unrecoverable receivables of approximately $210,000 in total, from which approximately $144,000 was reserved at the March 31, 2009. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.

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

     Inventories

     Inventories are comprised of raw materials, work-in-process and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2009 and December 31, 2008, approximately $240,500 and $231,200 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     Stock Based Compensation

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2008, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. During 2009, we continued to use the simplified method in accordance with SAB No. 110.

     Compensation of Outside (Independent) Directors

     Our outside directors, those other than officers of the Company, receive compensation only in the form of non-qualified common stock options. Such options are generally awarded for a ten year period, with an exercise price equal to the closing market price on the date of award, and are fully vested at time of grant.


     2. SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS THAT BECAME EFFECTIVE IN 2009

     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2008, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. During 2009, we continued to use the simplified method in accordance with SAB No. 110.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the  disclosure  requirement  for FASB  Statement  No. 133,  "Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009, and its impact was immaterial on Company's consolidated financial position and results of operations.

     In September 2008, the FASB issued FSP FAS No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The impact of FSP FAS No. 133-1 was immaterial on Company's consolidated financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption was prohibited. SFAS No. 141 (R) and SFAS No. 160 did not impact Company's consolidated financial position and results of operations.

     In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The FSP142-3 had no impact on Company's consolidated financial position and results of operations.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented inconformity with GAAP. The hierarchical guidance provided by FAS 162 was effective for the Company on January 1st, 2009 and did not have a significant impact on the Company's financial statements.

     In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance results in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adopting APB 14-1 did not impact Company's consolidated financial statements.

     In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 were effective for the Company retroactively in the first quarter ended March 31, 2009. The impact of adoption of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements was immaterial.

     In October 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption of FSP FAS No. 157-3 was not material to the Company's consolidated financial condition or results of operations.

     In September 2008, the FASB issued EITF Issue No. 08-5 ("EITF No. 08-5"), "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement." This FSP determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The impact of FSP EITF No. 08-5 was immaterial on Company's consolidated financial position and results of operations.

     3. RECENT ACCOUNTING PRONOUNCEMENTS:

     In April 2009, the FASB issued FASB Staff Position FAS-157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and non -financial) and will require enhanced disclosures. FSP FAS 157-4 is required to be adopted no later than the periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 157-4 on our consolidated financial statement disclosures.

     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2") and ("FSP FAS 124-2"). FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 115-2 on our consolidated financial statement disclosures.

     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS
107-1") and ("APB 28-1"). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 "Interim Financial Reporting", to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 107-1 on our consolidated financial statement disclosures.

     In April 2009, the FASB issued FASB Staff Position (FSP) No. 141(R) 1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies." This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. This is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. At this time, this FSP is not applicable to the Company.

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

     4. INVENTORIES

     Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at March 31, 2009 and December 31, 2008 are as follows:

                                       2009               2008
                                   ------------       ------------
Raw Materials                      $ 3,796,892        $ 3,254,212
Finished Goods                       4,161,472          3,541,908
                                   ------------       ------------
                                     7,958,364          6,796,120
Less: Inventory Reserve            (   240,462)       (   231,211)
                                   ------------       ------------
Inventory - Net                    $ 7,717,902        $ 6,564,909
                                   ============       ============

     At March 31, 2009 and December 31, 2008, inventory reserves included approximately $240,500 and $231,200 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     5. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant and equipment consisted of the following at March 31, 2009 and December 31, 2008:

                                                   Estimated
                                                   Useful Life-
                                                      Years          2009           2008
                                                 -------------  ----------    ------------
Land                                                   N/A      $  278,325    $   278,325
Building                                                30       4,392,430      4,389,154
Manufacturing and warehouse equipment                 6-20       6,598,844      6,592,558
Office equipment and furniture                         3-5         527,537        525,734
Leasehold Improvements                                 10-15       122,644        122,644
Construction in process                                N/A         151,628         71,929
                                                               -----------    ------------
                                                                12,071,408     11,980,344
Less Accumulated depreciation                                    6,379,398      6,199,919
                                                               -----------    ------------
Total property, plant and equipment - net                      $ 5,692,010    $ 5,780,395
                                                               ===========    ============

     6. NOTES PAYABLE TO BANK

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from the commercial bank providing the financing for the expansion of our facility in Montgomery, AL. The line carried interest based on the 30 day LIBOR rate plus 275 basis points payable monthly, and was collateralized by the Company's inventory, trade receivables, and intangible assets.

     This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 3.1% at March 31, 2009) and is secured by our trade receivables, inventory, and intangible assets. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At March 31, 2009 the Company was in compliance with its debt covenants. As of March 31, 2009, we were obligated under this arrangement in the amount of $3,200,000.

     7. LONG-TERM DEBT

     The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company's Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At March 31, 2009, $1,020,000 and $2,690,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the three months ended March 31, 2009 interest rates ranged between 1.5% and 5.25%.

     Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company's primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and $2,720,000, respectively, were tendered by various bondholders. At March 31, 2009, $1,020,000 and $2,690,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company is temporarily obligated to its primary commercial bank, for a few weeks during the first quarter 2009, until the credit market improves sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate plus 2%, or approximately 5.25% at March 31, 2009.

     Interest expenses for the quarter ending March 31, 2009 were approximately $47,000. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

     During 2009, the Company, through its subsidiary, Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $33,800 at March 31, 2009, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

     On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance on this obligation at March 31, 2009 was approximately $108,300. Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 3.1% at March 31, 2009, through the maturity on April 15, 2010. Interest incurred for the three month period ended on March 31, 2009 was approximately $1,000.

     The composition of these obligations at March 31, 2009 and December 31, 2008 were as follows:

                                           Current Portion                  Long Term Portion
                                       -----------------------        --------------------------
                                         2009          2008               2009          2008
                                       ----------   ----------        -----------   ------------
Industrial Development Bonds           $ 460,000    $ 460,000         $3,225,001    $3,365,000
Notes Payable                             99,996       99,996             33,352        33,352
Capitalized equipment leases              24,656       24,541             29,410        36,139
                                       ----------   ----------        -----------  -------------

                                       $ 584,652    $ 584,537         $3,287,763    $3,434,491
                                       ==========   ==========        ===========  =============


     Required principal payment obligations attributable to the foregoing are tabulated below:

   Twelve month period ending March 31,
                            2010              $  584,652
                            2011                 480,253
                            2012                 473,328
                            2013                 444,182
                            2014                 440,000
                            Thereafter         1,450,000
                                              ----------
                            Total             $3,872,415
                                              ==========

     8. RELATED PARTY TRANSACTIONS

     At March 31, 2009 and December 31, 2008, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $914,700 and $910,600 respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates' behalf and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus a profit covering manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $316,400 and $195,400 during the three months periods ended March 31, 2009 and 2008, respectively; allocable administrative fees aggregated $75,000 the three months periods ended March 31, 2009.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $7,500 during the quarters ended March 31, 2009 and 2008 under such relationship.

     Mr. Kolisch, a Director of the Company, sources most of the Company's insurance needs at an arm's length competitive basis.


     9. COMMITMENTS

     On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company, with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the three months period ended March 31, 2009, and 2008 amounted to approximately $23,500 and $23,700. respectively.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases.

        Twelve month period ending March 31,
                                2010                 $  102,330
                                2011                    104,377
                                2012                    106,464
                                2013                    108,594
                                2014                    110,766
                                Thereafter              475,671
                                                     ----------
                                                     $1,008,202
                                                     ==========

     10. EARNINGS PER SHARE Three months ended March 31,:

                                            2009            2008
                                            ----            ----
Weighted-average common
  shares outstanding                      7,590,146       7,822,066

Dilutive effect of stock plans,
  other options & conversion rights             -               -
                                          ---------       ---------
Diluted weighted-average shares
  outstanding                             7,590,146       7,822,066
                                          =========       =========

     11. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

     Non-Qualified Common Stock Options Awards as Compensation:

     On January 11, 2009 the Company's outside directors, received compensation in the form of non-qualified common stock options. Each outside director received 10,000 non-qualified common stock options which vest immediately, or a total of 50,000 non-qualified options.

     Non Plan Stock Options

     The Board of Directors granted 115,000 stock options of the Corporation's common stock, pursuant to the Corporation's Non Plan - Incentive Stock Options to Peter Dornau, the Company's CEO, priced at the closing market bid price plus 10%. At the date of grant, March 25, 2009, the shares had a market value of $0.50 each. Mr. Dornau's grant was at market price plus 10% or $0.55, and vesting immediately upon issue of options.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate ranging from 1.51% to 1.69%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 99.9%. Compensation cost recognized during the three months period ended March 31, 2009 attributable to stock options amounted to approximately $46,600. Additional compensation costs to be recognized over 2009 is approximately $40,000. As of March 31, 2009, there was approximately $408,400 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.

     The number of options outstanding and the number of shares available for grant under each qualified Stock Option and non-qualified plan as of March 31, 2009, is presented below:

                                           Options Available
Plan              Options Outstanding         for Grant
----------         ---------------         --------------
 NON-PLAN:          115,000 shares           N/A
 1994 PLAN          154,500 shares           None
 2002 PLAN          133,000 shares           None
 2007 PLAN          321,000 shares          79,000 shares
 2008 PLAN          159,500 shares         240,500 shares
 2002 PLAN NQ       185,000 shares          15,000 shares
 2008 PLAN NQ        50,000 shares         150,000 shares
                  ----------------         --------------
 Total            1,118,000 shares         484,500 shares
                  ================         ==============


     The following schedule reflects the detailed status of outstanding options under the Company's four incentive stock option and two non-qualified plans and a non plan non qualified stock option as of March 31, 2009:

                                                                                                      Weighted
                           Date          Options        Exercisable   Exercise     Expiration          average
          Plan             granted      outstanding        options       price         date         remaining life
       --------           ----------       -------      ------------  --------     --------------   --------------
       Non Plan           03/25/2009       115,000           115,000      0.55         03/24/2014        5.0
           1994           10/26/2004       154,500           131,325      1.05         10/25/2009         .6
           2002           11/06/2006       133,000            53,200      0.93         11/05/2011        2.6
           2007           05/17/2007       162,500            44,250      1.66         05/16/2012        3.1
           2007           10/08/2007         2,000               400      1.87         10/07/2012        3.5
           2007           12/17/2007       156,500            30,700      1.32         12/16/2017        8.7
           2008           08/25/2008       159,500             -           .97         08/21/2013        4.4
         2002NQ           10/22/2002        35,000            35,000      1.26         10/21/2012        3.6
         2002NQ           06/20/2003        30,000            30,000      1.03         06/20/2013        4.2
         2002NQ           05/25/2004        40,000            40,000      1.46         05/25/2014        5.2
         2002NQ           04/03/2006        30,000            30,000      1.08         04/03/2016        7.0
         2002NQ           12/17/2007        50,000            50,000      1.32         12/16/2017        8.7
         2008NQ           01/11/2009        50,000            50,000       .69         01/10/2019        9.8
                                         ---------           -------      ----                          ----
                                         1,118,000           609,875      1.12                           4.6
                                         =========           =======      ====                          ====


     A summary of the Company's stock options as of March 31, 2009, and changes during the three months period ended March 31, 2009, is presented below:


Plan options outstanding at
 January 1, 2009                        1,090,000           $1.26

Options granted                            50,000             .69

Options exercised                              -                -

Options forfeited or expired             (137,000)           1.62
                                        ----------          ------
Plan options outstanding at
 March 31, 2009                         1,003,000            1.18

Non plan options                          115,000             .55
                                        ----------           -----

Totals                                  1,118,000           $1.12
                                        =========           =====

     Incentive Stock Options aggregating 137,000 shares granted on March 2, 2004 with a five year vesting, expired on March 1, 2009.

     Restricted Stock Awards as Compensation

     During February 2009 we issued 164,500 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $0.69 each. Shares were granted as follows:

  Peter G. Dornau, President and CEO                      20,000  shares
  Jeffrey S. Barocas, Vice President and CFO              15,000  shares
  William Dudman, Vice President                          20,000  shares
  Gregor M. Dornau, Vice President                        20,000  shares
                                                         -------
  Total to named officers                                 75,000  shares
  Other employees, as a group (20 individuals)            89,500  shares
                                                         -------
  Total restricted shares awarded                        164,500  shares
                                                         =======

     These restricted stock awards will be voted on for approval by our shareholders at our Annual Meeting of Shareholders to be held on June 12, 2009.

     12. SUBSEQUENT EVENTS

     Common stock trading: given exceptional market conditions, NASDAQ has determined to suspend enforcement of the bid price and market value of publicly held shares requirements. As extended, the suspension will remain in effect through July 20, 2009. After this date, the Company has to regain compliance with the $1.00 minimum bid price for continued listing as required in Marketplace Rule 4310 (c)(4). Following the reinstatement of these rules, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days to regain compliance. If, at any time before January 16, 2010, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that it complies with the Rule.

     If compliance with this Rule cannot be demonstrated by January 29, 2010, Staff will determine whether the Company meets The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it may be granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Staff's determination to delist its securities to a Listing Qualifications Panel.


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

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On May 31, 2008 this line of credit was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 3.1% at March 31, 2009) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At March 31, 2009 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $3,200,000.

     In connection with the purchase and expansion of the Alabama facility, we closed on Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, AL. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

     The bonds maturity dates are respectively March 2012 and July 2017 for the 1997 and 2002 series bonds.

     In order to market the Industrial Development Bonds at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue. Under such letters of credit agreements maturing on July 31, 2009, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and collateral on Kinpak manufacturing equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At March 31, 2009, $1,020,000 and $2,690,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the three months ended March 31, 2009 interest rates ranged between 1.5% and 5.25%.

     Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and $2,720,000, respectively, were tendered by various bondholders. At March 31, 2009, $1,020,000 and $2,690,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company has been temporarily obligated to its primary commercial bank, for a few weeks during the first quarter 2009, until the credit markets improved sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate plus 2%, or approximately 5.25%. We believe current operations are sufficient to meet these obligations. Interest expenses for the quarter ending March 31, 2009 were approximately $47,000.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at March 31, 2009 was approximately $108,000 and interest rate is LIBOR plus 2.5% per annum (or approximately 3.1% at March 31, 2009).

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

     Many of the raw materials that we use in the manufacturing process are petroleum chemical based and commodity chemicals that are subject to fluctuating prices. The costs of petroleum and related products, major components in many of our products, have been increasingly unstable since 2008. The practical dynamics of our business do not afford us the same pricing flexibility with our customers, than available to our suppliers. We cannot pass along price increases to our national retailers and distributors as promptly as our suppliers do.

    As of March 31, 2009 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Results of Operations:

     For the Three Months Ended March 31, 2009 compared to the Three Months ended March 31, 2008

     Net sales were approximately $4,110,000 for the three months ended March 31, 2009 compared to $3,745,000 for the comparative quarter 2008, an increase of approximately $365,000 or 10%. The Company increased its sales of private label marine products to two newer customers. The Company also increased sales of its fuel treatment product StarTron, to the automotive and power sports markets in the northern parts of the United States. The addition of up to 10% ethanol in gasoline has generated engine problems, which has created a demand for StarTron, to help cure water in fuel problems. All types of combustion engines are susceptible to water in fuel problems including motor cycles, small engines (lawn mowers, trimmers), snow mobiles, autos and trucks which create opportunities for us to increase sales. The increase in sales was partially offset by a decrease in sales to Boaters' World which filed for bankruptcy protection early in the 1st quarter 2009.

     Cost of goods sold as a percentage of sales decreased to 64.7% of sales compared to 76.7% for the comparative 2008 quarter. This decrease in the cost of goods sold percentage of 12%, was primarily a result of increased selling prices to our customers made in 2008, combined with decreased oil prices and the resulting decrease in the Company's raw material costs. In addition, the Company's freight out expense also decreased as a result of lower petroleum cost.

     Advertising and promotion expenses were approximately $322,000 compared to $202,000 for the comparative 2008 first quarter. The increase in advertising expense of approximately $120,000 was a result of increased customer cooperative, promotional, and catalog allowances. In addition, we increased our advertising expenditures in both TV and print advertising. We also initiated an advertising program on the Internet, on both Face Book and Twitter. Initial results look promising. Selling and administrative expenses decreased approximately $75,000 to $852,000 from $927,000, for comparative quarters. Lower operating expenses were recognized in the quarter for accounting & legal services, lower travel expenses, and higher charges to affiliated companies for administrative services. These lower costs were partially offset by higher non cash compensation expense and charges to income to increase bad debt allowances. Management continues to monitor all expenses to reduce spending.

     Interest expense increased by approximately $6,000 for the quarter ended March 31, 2009 compared to the corresponding quarter in 2008. The higher interest expense in 2009 is associated with the financing of higher levels of inventory, in addition to higher average interest expense as a result of the industrial revenue bonds being tendered.

     Operating income increased to approximately $205,000 from a loss of $323,000, a change of $529,000 or 164%. This is a result of higher sales volume, higher gross margin percent, and lower operating expenses.

     Net profit for the quarter ended March 31, 2009 was approximately $126,000 compared to a net loss of $206,000 for the comparable period in 2008. The Company had income tax expense for the quarter of $91,000, as a result of the Company being in a tax paying position, as compared to the comparative quarter 2008 in which the Company was in a loss position.

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

     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

     Item 1. - Legal Proceedings:

     We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

     Item 1A. - Risk Factors

     Not Applicable

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds:

     On February 7, 2009, 164,500 shares of the Registrant's common stock were issued pursuant to the employee bonus program.

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

   OCEAN BIO-CHEM, INC.

   Date:   May 14, 2009                     /s/  Peter G. Dornau
                                            Peter G. Dornau
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


                                            /s/  Jeffrey S. Barocas
                                            Jeffrey S. Barocas
                                            Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2009;

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


     Dated:  May 14, 2009                             /s/ Peter G.Dornau
                                                      Peter G. Dornau
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the period ended March 31, 2009;

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

     Dated:    May 14, 2009                           /s/ Jeffrey S. Barocas
                                                      Jeffrey S. Barocas
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:     May 14, 2009


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