Form 10-Q
period 2009-06-30
OCEAN BIO CHEM INC
filed 2009-08-14
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

                               Florida 59-1564329
      (State or other jurisdiction (I.R.S. Employer Identification Number)
                        of incorporation or organization)

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

Large accelerated filer   [ ]         Accelerated filer                  [ ]
Non-accelerated filer     [ ]         Smaller reporting company          [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ? No.|X|

     The number of shares of the Registrant's common stock outstanding as of August 12, 2009, was 7,702,313.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                      INDEX


  Description                                                               Page
  -----------                                                               ----
     Part I - Financial Information:

     Item 1.- Financial Statements:

     Condensed  consolidated balance sheets as of June 30, 2009
       and December 31, 2008                                                 3

     Condensed  consolidated  statements of operations for the
       three months and six months periods ended June 30, 2009 and 2008      4

     Condensed  consolidated  statements  of cash flows for the
       six months ended June 30, 2009 and 2008                               5

     Notes to condensed consolidated financial statements                   6-15

     Item 2. - Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                                 16-19

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk     19

     Item 4 - Controls and Procedures                                        19

     Part II - Other Information:

     Item 1. - Legal Proceedings                                             20

     Item 1A. - Risk Factors                                                 20

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds   20

     Item 3. - Defaults upon Senior Securities                               20

     Item 4. - Submission of Matters to a Vote by Security Holders           20

     Item 5. - Other Matters                                                 20

     Item 6. - List of Exhibits                                              20

     Signatures                                                              21

     Certifications                                                        22-24

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30, 2009      DECEMBER 31, 2008
                                                                   ----------------     -----------------
                                                                      (UNAUDITED)
                             ASSETS
Current Assets:
Cash                                                                  $    674,600         $    527,056
Trade accounts receivable net of allowance for doubtful
accounts of approximately $186,600 and $117,600 at June 30,
2009 and December 31, 2008 respectively                                  2,366,860            1,966,223
Inventories, net                                                         7,208,122            6,564,909
Prepaid expenses and other current assets                                  181,663              365,982
                                                                      -------------        ------------

Total current assets                                                    10,431,245            9,424,170
                                                                      -------------        ------------

Property, plant and equipment, net                                       5,570,184            5,780,395
                                                                      -------------        ------------
Other assets:
Trademarks, trade names and patents, net
of accumulated amortization                                                330,439              330,439
Due from affiliated companies, net                                         194,503              910,553
Deposits and other assets                                                  122,550              184,628
                                                                      -------------        ------------

Total Other Assets                                                         647,492            1,425,620
                                                                      -------------        ------------

Total Assets                                                          $ 16,648,921         $ 16,630,185
                                                                      =============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                              $  1,155,581         $    894,193
Notes payable - bank                                                     2,300,000            2,800,000
Current portion of long term debt                                          562,522              584,537
Accrued expenses payable                                                 1,026,822              883,354
                                                                      -------------        ------------


Total Current Liabilities                                                5,044,925            5,162,084
                                                                      -------------        ------------

Long term debt, less current portion                                     3,163,652            3,434,491
                                                                      -------------        ------------

Commitments and contingencies                                                  -                    -

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
8,051,316 and 7,886,816 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively                          80,513               78,868
Additional paid in capital                                               8,074,424            7,928,269
Less cost of common stock in treasury, 351,503 shares
  at JUne 30, 2009 and December 31, 2008, respectively                (    288,013)        (    288,013)
Foreign currency translation adjustment                               (    280,476)        (    280,123)
Retained earnings                                                          853,896              594,609
                                                                      -------------        ------------
Total Shareholders' Equity                                               8,440,344            8,033,610
                                                                      -------------        ------------

Total Liabilities and Shareholders' Equity                            $ 16,648,921         $ 16,630,185
                                                                      =============        ============



The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                             --------------------                       ------------------
                                                               2009              2008               2009                 2008
                                                           ------------       ------------       ------------       -------------

Gross Sales                                                $5,969,103         $ 5,205,221        $10,310,457        $ 9,185,740

Allowances                                                    253,734             214,255            485,105            449,814
                                                           -----------        ------------       ------------       ------------

Net sales                                                   5,715,369           4,990,966          9,825,352          8,735,926

Cost of goods sold                                          3,750,912           3,285,957          6,411,011          6,159,781
                                                           -----------        ------------       ------------       ------------


Gross profit                                                1,964,457           1,705,009          3,414,341          2,576,145
                                                           -----------        ------------       ------------       ------------

Advertising and promotion                                     576,434             467,724            898,413            670,070
Selling and administrative                                    992,770           1,149,478          1,844,303          2,076,725
Interest expense                                               57,306              95,246            128,231            159,933
                                                           -----------        ------------       ------------       ------------


Total expenses                                              1,626,510           1,712,448          2,870,947          2,906,728
                                                           -----------        ------------       ------------       ------------

Operating Income (Loss)                                       337,947         (     7,439)           543,394        (   330,583)

Other Income (Expense)                                            -           (       822)            11,571             11,086
                                                           -----------        ------------       ------------       ------------


Income (Loss) before income taxes                             337,947         (     8,261)           554,965        (   319,497)

Income tax expense (benefit)                                  204,520               9,453            295,678        (    95,493)
                                                          -----------        ------------       ------------       ------------

Net Income (Loss)                                             133,427         (    17,714)           259,287        (   224,004)

Other comprehensive Income (Loss), net of tax
Foreign currency translation adjustment                    (   30,520)        (    62,480)       (       353)       (    63,790)
                                                           -----------        ------------       ------------       ------------

Comprehensive Income (Loss)                                $  102,907         ($   80,194)       $   258,934        ($  287,794)
                                                           ===========        ============       ============       ============

Income (Loss) per common share - basic                     $     0.02         ($     0.00)       $      0.03        ($     0.03)
                                                           ===========        ============       ============       ============
Income (Loss) per common share - diluted                   $     0.02         ($     0.00)       $      0.03        ($     0.03)
                                                           ===========        ============       ============       ============

Weighted average shares - basic                             7,699,813           7,871,816          7,644,980          7,871,816
                                                           ===========        ============       ============       ============

Weighted average shares - diluted                           7,754,205           7,871,816          7,686,937          7,871,816
                                                           ===========        ============       ============       ============

The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


                                                                         2009             2008
                                                                      ----------       ----------
Cash flows from operating activities:

Net income (loss)                                                     $ 259,287        ($ 224,004)
Adjustment to reconcile net income (loss)
to net cash used in operations:

Depreciation and amortization                                           358,539           394,598
Stock based compensation                                                147,800            59,738
Other operating non-cash items                                          113,435            88,429

Changes in assets and liabilities:

Accounts receivable                                                   ( 469,253)           26,516
Inventory                                                             ( 690,583)       (1,687,424)
Deposits and other assets                                                62,078           102,117
Prepaid expenses                                                        184,319           132,417
Accounts payable and accrued taxes and other                            404,856           368,158
                                                                      ----------       ----------

Net cash provided by (used in) operating activities                     370,478        (  739,455)
                                                                      ----------       ----------


Cash flows from investing activities:

Purchases of property, plant and equipment                            ( 148,328)       (  178,391)
                                                                      ----------       ----------

Net cash (used in) investing activities                               ( 148,328)       (  178,391)
                                                                      ----------       ----------

Cash flows from financing activities:

Borrowings line of credit, net                                        ( 500,000)        1,150,000
Amounts due from affiliates                                             716,050        (  101,634)
Payments of long-term debt                                            ( 292,854)       (  283,724)
                                                                      ----------       ----------
Net cash provided by (used in)financing activities                    (  76,804)          764,642
                                                                      ----------       ----------

Change in cash prior to effect of exchange rate on cash                 145,346        (  153,204)
Effect of foreign exchange rate on cash                                   2,198               401
                                                                      ----------       ----------

Net increase(decrease)in cash                                           147,544        (  152,803)

Cash at beginning of period                                             527,056           750,901
                                                                      ----------       ----------

Cash at end of period                                                 $ 674,600        $  598,098
                                                                      ==========       ==========



Supplemental disclosure of cash transactions:
Cash paid for interest during period                                  $ 128,231        $  159,933
                                                                      ==========       ==========

Cash paid for income taxes during period                              $ 239,000       $     -
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

     Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

     For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain items in the accompanying consolidated financial statements for the year 2008 that had an immaterial amount may have been reclassified to conform to the 2009 presentation.

     Revenue recognition

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates, and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers' promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount - receipt and payments recorded in a liability account.

     Collectability of accounts receivable

     Included in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 are allowances for doubtful accounts aggregating approximately $186,600 and $117,600, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the six months periods ended June 30, 2009, and 2008 aggregated approximately a net expense of $68,600 and a net credit of $8,100 respectively.

     The recession is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred, in 2009, one significant customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210,000 in total, from which approximately $144,000 was reserved at June 30, 2009. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.

     Cost of goods sold and Selling, general and administrative expenses:

     Cost of goods sold includes all of the direct and indirect costs of manufacturing our products. Included therein specifically are warehousing costs of both raw and finished materials, in-bound freight, out-bound freight (in those instances that we absorb such costs), purchasing, receiving, and inspection costs. Other costs of the distribution network are reflected in Selling, General, and Administrative expenses. Also included therein are managerial and clerical wages and related expenses, office and administrative occupancy costs, taxes, professional fees, insurance coverages and other related expenses.

     Inventories

     Inventories are comprised of raw materials, work-in process and finished goods and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2009 and December 31, 2008, approximately $248,300 and $231,200 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     Share Based Compensation

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

     2. SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS THAT BECAME EFFECTIVE IN 2009

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

     3. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2") and ("FSP FAS 124-2"). FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 115-2 on our consolidated financial statement disclosures.

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

     In April 2009, the FASB issued FASB Staff Position (FSP) No. 141(R) - 1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies." This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. This is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. At this time, this FSP is not applicable to the Company

     On June 29,  2009 the  FASB  issued  SFAS No.  168,  "The  FASB  Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for interim reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations, and cash flows.

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

     4. INVENTORIES

     Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at June 30, 2009 and December 31, 2008 are as follows:

                                       2009               2008
                                   ------------       ------------
Raw Materials                      $ 3,609,611        $ 3,254,212
Finished Goods                       3,846,836          3,541,908
                                   ------------       ------------
                                     7,456,447          6,796,120
Less: Inventory Reserve            (   248,325)       (   231,211)
                                   ------------       ------------
Inventory - Net                    $ 7,208,122        $ 6,564,909
                                   ============       ============

     At June 30, 2009 and December 31, 2008, inventory reserves included approximately $248,325 and $231,211 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     5. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant, and equipment consisted of the following at June 30, 2009 and December 31, 2008:

                                                   Estimated
                                                   Useful Life-
                                                      Years          2009           2008
                                                 -------------  ----------    ------------
Land                                                   N/A      $  278,325    $   278,325
Building                                                30       4,392,430      4,389,154
Manufacturing and warehouse equipment                 6-20       6,759,574      6,592,558
Office equipment and furniture                         3-5         533,879        525,734
Leasehold Improvements                                 10-15       122,644        122,644
Construction in process                                N/A          41,820         71,929
                                                               -----------    ------------
                                                                12,128,672     11,980,344
Less Accumulated depreciation                                    6,558,488      6,199,949
                                                               -----------    ------------
Total property, plant and equipment - net                      $ 5,570,184    $ 5,780,395
                                                               ===========    ============

     6. NOTES PAYABLE TO BANK

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. During 2002, the Company secured this revolving line of credit, which provides a maximum of $6 million financing of working capital, in connection with the financing for the expansion of our facility in Montgomery, AL. The line carried interest based on the 30 day LIBOR rate plus 275 basis points payable monthly, and was collateralized by the Company's inventory, trade receivables, and intangible assets.

     This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.8% at June 30, 2009) and is secured by our trade receivables, inventory, and intangible assets. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth, and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At June 30, 2009 the Company was in compliance with its debt covenants. As of June 30, 2009, we were obligated under this arrangement in the amount of $2,300,000.

7.  LONG-TERM DEBT

     In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, AL. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003. Both bear interest at tax-free rates that adjust weekly. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At June 30, 2009, $935,000 and $2,660,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the six months ended June 30, 2009 interest rates ranged between 2.3% and 2.8%.

     Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company's primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. Under such letters of credit agreements maturing on July 31, 2009, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. The Company has been in compliance with its debt covenants since the origination of such standby letters of credit. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and $2,720,000, respectively, were tendered by various bondholders. At June 30, 2009, $935,000 and $2,660,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company is temporarily obligated to its primary commercial bank until the credit market improves sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate plus 2%, or approximately 5.25% at June 30, 2009.

     Interest expenses on such long term debt for the six months ending June 30, 2009 were approximately $87,000. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

     During 2009, the Company's subsidiary Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $28,900 at June 30, 2009, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

     On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance on this obligation at June 30, 2009 was approximately $83,400. Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 2.8% at June 30, 2009, through the maturity on April 15, 2010. Interest incurred for the six months period ended on June 30, 2009 was approximately $1,500.

     The composition of these obligations at June 30, 2009 and December 31, 2008 were as follows:

                                           Current Portion                  Long Term Portion
                                       -----------------------        --------------------------
                                         2009          2008               2009          2008
                                       ----------   ----------        -----------   ------------
Industrial Development Bonds           $ 460,000    $ 460,000         $3,135,000    $3,365,000
Notes Payable                             83,350       99,996                -          33,352
Capitalized equipment leases              19,172       24,541             28,652        36,139
                                       ----------   ----------        -----------  -------------

                                       $ 562,522    $ 584,537         $3,163,652    $3,434,491
                                       ==========   ==========        ===========  =============

     Required principal payment obligations attributable to the foregoing are tabulated below:

     Twelve month period ending June 30,

        2010                  $  562,522
        2011                     474,590
        2012                     467,789
        2013                     441,272
        2014                     440,000
        Thereafter             1,340,000
                              ----------
        Total                 $3,726,173
                              ==========

     8. RELATED PARTY TRANSACTIONS

     At June 30, 2009 and December 31, 2008, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating on a net basis to a receivable of approximately $194,500 and $910,600 respectively. Such amounts result from sales and transfers to the affiliates, as well as allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus a profit covering manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $601,400 and $298,700 during the six months ended June 30, 2009 and 2008, and $285,000 and $103,300 for the three months ended June 30, 2009 and 2008, respectively. Allocable administrative fees aggregated $125,000 for the six months period ended June 30, 2009.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $15,000 during the six months periods ended June 30, 2009 and 2008 under such relationship.

     Mr. Kolisch, a Director of the Company, sources most of the Company's insurance needs at an arm's length competitive basis.

     9. COMMITMENTS

     On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company, with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the six months period ended June 30, 2009, and 2008 amounted to approximately $54,600 and $55,200 respectively.

     The following is a schedule of minimum future rentals on the non-cancelable operating leases:

        Twelve month period ending June 30,

             2010                   $102,839
             2011                    104,896
             2012                    106,994
             2013                    109,134
             2014                    111,317
             Thereafter              447,564
                                    --------
             TOTAL                  $982,744
                                    ========

     10. EARNINGS PER SHARE

                                                    Three months                               Six months
                                                    ended June 30,                            ended June 30,
                                                    --------------                            --------------
                                               2009               2008                  2009              2008
                                               ----               ----                  ----              ----
Weighted-average common
  shares outstanding                         7,699,813         7,871,816              7,644,980         7,871,816
Dilutive effect of stock plans,
  other options & conversion rights             54,392               -                   41,957               -
                                             ---------         ---------              ---------         ---------
Diluted weighted-average shares
  outstanding                                7,754,205         7,871,816              7,686,937         7,871,816
                                             =========         =========              =========         =========

     11. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Incentive Stock Options (ISO's)- Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Qualified options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

     Non-Qualified (NQ's) - Common Stock Options Awards as Compensation -On January 11, 2009 the Company's outside directors, received compensation in the form of non-qualified common stock options. Each outside director received 10,000 non-qualified common stock options which vest immediately, or a total of 50,000 non-qualified options were granted. Non qualified options granted to outside Directors have a 10 year life and are immediately exercisable.

     Non Plan Stock Options - The Board of Directors granted 115,000 stock options of the Corporation' s common stock to Peter Dornau, the Company's CEO, priced at the closing market bid price plus 10%. At the date of grant, March 25, 2009, the shares had a market value of $0.50 each. Mr. Dornau's grant was at market price plus 10% or $0.55, and vesting immediately upon issue of options.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate ranging from 1.51% to 1.69%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 99.9%. Compensation cost recognized during the six months period ended June 30, 2009 attributable to stock options amounted to approximately $93,100. Compensation costs to be recognized over 2009 is approximately $93,300. As of June 30, 2009, there was approximately $361,900 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.

     The number of options outstanding and the number of shares available for grant under each Stock Options qualified and non-qualified plan options, as of June 30, 2009, is presented below:

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
 Total            1,118,000 shares         484,500 shares
                  ================         ==============


     The following schedule reflects the detailed status of outstanding options under the Company's four incentive stock option and two non-qualified plans and a non plan non qualified stock option as of June 30, 2009:

                                                                                                      Weighted
                           Date          Options        Exercisable   Exercise     Expiration          average
          Plan             granted      outstanding        options       price         date         remaining life
       --------           ----------       -------      ------------  --------     --------------   --------------
       Non Plan           03/25/2009       115,000           115,000      0.55         03/24/2014        4.7
           1994           10/26/2004       154,500           123,600      1.05         10/25/2009         .3
           2002           11/06/2006       133,000            53,200      0.93         11/05/2011        2.4
           2007           05/17/2007       162,500            65,000      1.66         05/16/2012        2.9
           2007           10/08/2007         2,000               400      1.87         10/07/2012        3.3
           2007           12/17/2007       156,500            31,300      1.32         12/16/2012        3.5
           2008           08/25/2008       159,500             -           .97         08/21/2013        4.1
         2002NQ           10/22/2002        35,000            35,000      1.26         10/21/2012        3.3
         2002NQ           06/20/2003        30,000            30,000      1.03         06/19/2013        4.0
         2002NQ           05/25/2004        40,000            40,000      1.46         05/24/2014        4.9
         2002NQ           04/03/2006        30,000            30,000      1.08         04/02/2016        6.8
         2002NQ           12/17/2007        50,000            50,000      1.32         12/16/2017        8.5
         2008NQ           01/11/2009        50,000            50,000       .69         01/10/2019        9.5
                                         ---------           -------      ----                          ----
                                         1,118,000           623,500      1.12                           3.7
                                         =========           =======      ====                          ====

     A summary of the Company's stock options as of June 30, 2009, and changes during the six month period ended June 30, 2009, is presented below:


Plan options outstanding at
 January 1, 2009                        1,090,000           $1.26
Options granted                            50,000             .69
Options exercised                              -                -
Options forfeited or expired             (137,000)           1.62
                                        ----------          ------
Plan options outstanding at
 March 31, 2009                         1,003,000            1.18
Non plan options                          115,000             .55
                                        ----------           -----
Totals                                  1,118,000           $1.12
                                        =========           =====

     Incentive Stock Options issued on March 2, 2004 with a five year vesting, expired on March 1, 2009.

     Restricted Stock Awards as Compensation

     During February 2009 we issued 164,500 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $0.69 each. Shares were granted as follows:

      Officers:

      Peter G. Dornau, President and CEO              20,000 shares
      Jeffrey S. Barocas, Vice President and CFO      15,000 shares
      William Dudman, Vice President                  20,000 shares
      Gregor M. Dornau, Vice President                20,000 shares
                                                     -------
                                                      75,000 shares

      Other employees, as a group (16 individuals)    89,500 shares
                                                     -------
      Total restricted shares awarded                164,500 shares
                                                     =======

     These   restricted   stock  awards  have  been  approved  by  vote  of  our
shareholders at our Annual Meeting of Shareholders held on June 12, 2009.


     12. SUBSEQUENT EVENTS

     Common stock trading: given exceptional market conditions, NASDAQ has determined to suspend enforcement of the bid price and market value of publicly held shares requirements. As extended, the suspension remained in effect through July 31, 2009. After this date, the Company has to regain compliance with the $1.00 minimum bid price for continued listing as required in Marketplace Rule 4310 (c)(4).

     The Company received a letter from Nasdaq on July 13, 2009. NASDAQ has reinstated the rules on Monday, August 3, 2009, for the minimum $1 closing bid price. Following the reinstatement of Marketplace Rule 4310 (c)(4), in accordance with Marketplace Rule 4310(c)(8)(D), the company will have until January 29, 2010, to regain compliance, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days.

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

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Forward-looking Statements:

     Certain   statements   contained  herein,   including  without   limitation
expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "anticipate", "intend", "could" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the highly competitive nature of the Company's industry, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On May 31, 2008 this line of credit was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.8% at June 30, 2009) and is secured by our trade receivables, inventory, and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At June 30, 2009 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $2,300,000.

     In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, AL. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003.

     The bonds maturity dates are respectively March 2012 and July 2017 for the 1997 and 2002 series bonds.

     In order to market the Industrial Development Bonds at favorable interest rates the Company obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue from Regions Bank. Under such letters of credit agreements maturing on July 31, 2009, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and collateral on Kinpak manufacturing equipment.

     The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At June 30, 2009, $935,000 and $2,660,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the six months ended June 30, 2009 interest rates ranged between 2.3% and 2.8%.

     Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank - Regions Bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and
$2,720,000, respectively, were tendered by various bondholders. At June 30, 2009, $935,000 and $2,660,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company has been temporarily obligated to its primary commercial bank until the credit markets improve sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate plus 2%, or approximately 5.25%. We believe current operations are sufficient to meet these obligations. Interest expenses on such notes were approximately $87,000 for the six months ending June 30, 2009 and $40,300 for the three months ending June 30, 2009.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at June 30, 2009 was approximately $83,400 and interest rate is LIBOR plus 2.5% per annum (or approximately 2.8% at June 30, 2009).

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

     Many of the raw materials that we use in the manufacturing process are petroleum chemical based and commodity chemicals that are subject to fluctuating prices. The costs of petroleum and related products, major components in many of our products, have been increasingly unstable since 2008. The practical dynamics of our business do not afford us the same pricing flexibility with our customers that is available to our suppliers in that we cannot pass along price increases to our national retailers and distributors as promptly as our suppliers do.

     As of June 30, 2009 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Results of Operations:

     For the Three Months Ended June 30, 2009 compared to the Three Months ended June 30, 2008

     Net sales were approximately $5,715,000 for the three months ended June 30, 2009 compared to $4,991,000 for the comparative quarter 2008, an increase of approximately $724,000 or 14.5%. The Company increased its sales of private label marine products to existing customers as well as two newer customers. In addition the Company also increased sales of its fuel treatment product - StarTron, into newer markets - automotive, powers sports and hardware. The addition of up to 10% ethanol in gasoline has caused engine problems, which has created increased demand for StarTron. The increase in total sales was partially offset by a decrease in sales to Boater's World which filed for bankruptcy protection early in 2009.

     Cost of goods sold as a percentage of sales were approximately the same for the comparative quarters 65.6% in 2009 and 65.8% for the comparative 2008 quarter. The Company sold a higher mix of lower margin private label products (higher cost as a percent of sales) in the 2nd quarter 2009 compared to 2008. The decrease in margins were approximately offset by a decrease in raw material costs for the comparative quarters due to a decrease in the current cost of petroleum based raw materials.

     Advertising and promotion expenses were approximately $576,000 compared to $468,000 for the comparative 2008 second quarter. The increase in expense of approximately $108,000 was a result of increased customer cooperative. and catalog allowances. In addition, the Company increased its brand awareness, advertising on TV, radio and print advertising for both trade and consumer publications.

     Selling and administrative expenses decreased approximately $156,000 to $993,000 from $1,149,000, for the comparative second quarters. The Company has controlled its expense levels on a comparative basis, with lower operating expenses for travel and entertainment. This is a result of the utilization of current technologies and the use of video conferencing with customers, resulting in lower travel and related costs. In addition auditing and legal services were lower. These lower expenses were partially offset by higher non cash compensation expenses for stock awards and stock options, in addition to increased allowance for bad debt expense. The Company also had higher allocation of administrative expenses to affiliated companies for administrative services.

     Interest expense decreased by approximately $38,000 for the quarter ended June 30, 2009 to $57,000 compared to the corresponding quarter of $95,000 in 2008. The lower interest expense is a result in lower overall interest rates on the Company's revolving line of credit, partially offset by higher interest cost in the Company's IRB's which were tended in the first quarter of this year.

     Operating income increased to approximately $338,000 from a loss of $7,000, for the comparative 2008 second quarter, a change of $345,000 or 4643%. This is a result of higher sales volume and lower operating expenses.

     Income taxes - the Company had income tax expense for the quarter of $204,500, as a result of the Company being in a tax paying position, as compared to the comparative quarter 2008 in which the Company was in a loss position.

     Net profit for the quarter ended June 30, 2009 was approximately $133,000 compared to a net loss of approximately $18,000 for the comparable period in 2008.


     For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

     Net sales were approximately $9,825,000 for the six months ended June 30, 2009 compared to $8,736,000 for the comparative 2008 period, an increase of approximately $1,089,000 or 12.5%. The Company increased its sales of private label marine products to new and existing customers. The Company also increased sales of its branded marine products, in addition to expanding sales of its higher quality oils and antifreeze. The increase in sales was partially offset by a decrease in sales to Boater's World which filed for bankruptcy protection in the 1st quarter 2009.

     Cost of goods sold as a percentage of sales decreased to 65.2% of sales compared to 70.5% for the comparative 2008 period. This decrease in the cost of goods sold percentage of 5.3% was primarily a result of decreased oil prices and the resulting decrease in the Company's raw material costs. In addition, the Company's freight expense decreased as a result of lower petroleum costs and higher mix of customers with selling terms of FOB shipping point.

     Advertising and promotion expenses were approximately $898,000 compared to $670,000 for the comparative 2008 period. The increase in advertising expense of approximately $228,000 was a result of increased customer cooperative, promotional, and catalog allowances. We also increased consumer and trade advertising in TV, radio and print. This year we also initiated advertising programs on the internet, on both Face Book and Twitter.

     Selling and administrative expenses decreased approximately $232,000 to $1,844,000 from $2,076,000, for comparative periods. The Company has implemented cost control programs in 2008. This has resulted in lower expenses for salary and wages, audit and legal services, lower selling travel expenses, as the Company has implemented a program to utilize video conferencing reducing travel expense in certain instances. In addition the Company had higher allocation of administrative services charged to affiliated companies offset by additional allowance for bad debts and non cash compensation expense for both stock and stock options awards.

     Interest expense decreased by approximately $32,000 for the six months ended June 30, 2009 to $128,000 from $160,000 for the corresponding 2008 period. The decrease is a result of the lower interest costs on the Company's revolving line of credit partially offset by higher interest costs on the Company's IRB loans which were tendered in February 2009. The interest rate on these obligations during this period was prime rate plus 2%, or approximately 5.25%.

     Operating income increased to approximately $543,000 from a loss of $331,000 a change of $874,000 or 264%. This is a result of higher sales volume, higher gross margin percent, and lower operating expenses.

     Income taxes - The Company had income tax expense for the six months for approximately $296,000, as a result of the Company being in a tax paying position as compared to the prior year in which the Company was in a loss position.

     Net profit for the six months ended June 30, 2009 was approximately $259,000 compared to a net loss of $224,000 for the comparable period in 2008 an increase of $483,000 or 216%.


     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable


     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures:

     The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO" and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

     Item 1. - Legal Proceedings

     We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

     Item 1A. - Risk Factors

     Not Applicable

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

     None.

     Item 3. - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of Matters to Vote of Security Holders

                                For       Against        Abstain
Proposal 1                  ---------     -------        -------
Election of Directors

Peter G. Dornau             5,796,770          -          302,335

Edward Anchel               5,745,831          -          353,267

Jeffrey S. Barocas          5,745,831          -          353,274

Sonia B. Beard              5,659,270          -          439,835

Gregor M. Dornau            6,069,169          -           29,937

William W. Dudman           5,745,287          -          353,817

James M. Kolisch            5,745,287          -          353,871

Laz L. Schneider            5,745,831          -          353,817

John B. Turner              5,775,012          -          324,093


Proposal 2.
Shareholders ratifiation and approval for the issuance of previously issued restricted common stock issued to employees as compensation


                            5,753,371        4,299        320,061


Proposal 3.
Approval for the appointment of Kramer, Weisman & Associates,
Certified Public Accountants & Consultants, as independent auditors for the year ending December 31, 2009.

                            5,753,846        3,716        320,169


     Item 5 - Other Matters

     Not applicable


     Item 6. - Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

   OCEAN BIO-CHEM, INC.

   Date: August 13, 2009              /s/ Peter G. Dornau
                                      Peter G. Dornau
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer


                                      /s/  Jeffrey S. Barocas
                                      Jeffrey S. Barocas
                                      Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2009;

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


     Dated:  August 13, 2009                          /s/ Peter G.Dornau
                                                      Peter G. Dornau
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended June 30, 2009;

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

     Dated:    August 13, 2009                        /s/ Jeffrey S. Barocas
                                                      Jeffrey S. Barocas
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:     August 13, 2009


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