Form 10-Q
period 2009-09-30
OCEAN BIO CHEM INC
filed 2009-11-12
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No.[X]

     The number of shares of the Registrant's common stock outstanding as of November 11, 2009, was 7,702,313.

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                                      INDEX


  Description                                                               Page
  -----------                                                               ----
     Part I - Financial Information:

     Item 1.- Financial Statements:

     Condensed  consolidated balance sheets as of September 30, 2009
       and December 31, 2008                                                 3

     Condensed  consolidated  statements of operations for the
       three months and nine months periods ended September 30,
       2009 and 2008                                                         4

     Condensed  consolidated  statements  of cash flows for the
       nine months ended September 30, 2009 and 2008                         5

     Notes to condensed consolidated financial statements                   6-12

     Item 2. - Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                                 12-15

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk     15

     Item 4 - Controls and Procedures                                        15

     Part II - Other Information:

     Item 1. - Legal Proceedings                                             15

     Item 1A. - Risk Factors                                                 15

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds   15

     Item 3. - Defaults upon Senior Securities                               15

     Item 4. - Submission of Matters to a Vote by Security Holders           15

     Item 5. - Other Matters                                                 15

     Item 6. - List of Exhibits                                              15

     Signatures                                                              16

     Certifications                                                        17-19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30, 2009      DECEMBER 31, 2008
                                                                  ------------------      -----------------
                                                                      (UNAUDITED)
                             ASSETS
Current Assets:
Cash                                                                  $    416,957         $    527,056
Trade accounts receivable net of allowance for doubtful
accounts of approximately $259,000 and $117,600 at September 30,
2009 and December 31, 2008 respectively                                  4,739,688            1,966,223
Inventories, net                                                         7,185,668            6,564,909
Prepaid expenses and other current assets                                  440,384              365,982
                                                                      -------------        ------------

Total current assets                                                    12,782,697            9,424,170
                                                                      -------------        ------------

Property, plant and equipment, net                                       5,511,874           5,780,395
                                                                      -------------        ------------
Other assets:
Trademarks, trade names and patents, net
of accumulated amortization                                                330,439              330,439
Due from affiliated companies, net                                          59,981              910,553
Deposits and other assets                                                  160,097              184,628
                                                                      -------------        ------------

Total Other Assets                                                         550,517            1,425,620
                                                                      -------------        ------------

Total Assets                                                          $ 18,845,088         $ 16,630,185
                                                                      =============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade                                              $  2,404,352         $    894,193
Notes payable - bank                                                     2,000,000            2,800,000
Current portion of long term debt                                          540,718              584,537
Accrued expenses payable                                                 1,735,393              883,354
                                                                      -------------        ------------


Total Current Liabilities                                                6,680,463           5,162,084
                                                                      -------------        ------------

Long term debt, less current portion                                     3,056,163            3,434,491
                                                                      -------------        ------------

Commitments and contingencies                                                  -                    -

Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;
8,053,816 and 7,886,816 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively                      80,538               78,868
Additional paid in capital                                               8,169,466            7,928,269
Less cost of common stock in treasury, 351,503 shares
  at September 30, 2009 and December 31, 2008, respectively           (    288,013)        (    288,013)
Foreign currency translation adjustment                               (    278,918)        (    280,123)
Retained earnings                                                        1,425,389               594,609
                                                                      -------------        -------------
Total Shareholders' Equity                                               9,108,462             8,033,610
                                                                      -------------        -------------

Total Liabilities and Shareholders' Equity                            $ 18,845,088         $  16,630,185
                                                                      =============        =============



The accompanying notes are an integral  part  of these unaudited condensed consolidated financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,

                                                  2009             2008             2009             2008
                                             ------------     ------------    -------------    -------------

Gross Sales                                  $  9,629,794     $ 8,911,090      $19,940,251     $ 18,096,830

Discounts, returns and allowances                 723,942         690,082        1,209,047        1,139,896
                                             ------------     ------------    -------------    -------------

Net sales                                       8,905,852       8,221,008       18,731,204       16,956,934

Cost of goods sold                              6,186,477       5,905,666       12,597,488       12,065,447
                                             ------------     ------------    -------------    -------------

Gross profit                                    2,719,375       2,315,342        6,133,716        4,891,487
                                             ------------     ------------    -------------    -------------
Expenses:
Advertising and promotion                         380,276         409,365        1,278,689        1,079,435
Selling and administrative                      1,406,472         877,022        3,250,775        2,953,747
Interest expense                                   41,463          71,949          169,694          231,882
                                             ------------     ------------    -------------    -------------

Total operating expenses                        1,828,211       1,358,336        4,699,158        4,265,064
                                             ------------     ------------    -------------    -------------

Operating income                                  891,164         957,006        1,434,558          626,423

Other income                                       12,134         10,846            23,705           21,932
                                             ------------     ------------    -------------    -------------

Income before Income Taxes                        903,298         967,852        1,458,263          648,355

Income Taxes                                      331,805         366,493          627,483          271,000
                                             ------------     ------------    -------------    -------------

Net income                                        571,493         601,359          830,780          377,355

Other comprehensive income (loss), net of taxes

Foreign currency translation adjustment             1,558     (     2,365)           1,205     (     66,155)
                                             ------------     ------------    -------------    -------------

Comprehensive income                         $    573,051       $ 598,994        $ 831,985     $    311,200
                                             ============     ============    =============    =============


Income per common share - basic                    $ 0.07          $ 0.08           $ 0.11           $ 0.05
                                             ============     ============    =============    =============

Income per common share - diluted                  $ 0.07          $ 0.07           $ 0.11           $ 0.05
                                             ============     ============    =============    =============

Weighted average shares - basic                 7,704,813       7,886,816        7,665,757        7,876,816
                                             ============     ============    =============    =============

Weighted average shares - diluted               7,777,101       8,051,744        7,682,452        8,177,452
                                             ============     ============    =============    =============


The accompanying notes are an integral  part  of these unaudited condensed  consolidated financial statements.


                      OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

                                                                               2009              2008
Cash flows from operating activities:

Net income                                                                 $     830,780       $    377,355
Adjustment to reconcile net income
to net cash provided by (used in) operations:

Depreciation and amortization                                                    535,297            590,954
Stock based compensation                                                         244,917            107,138
Other operating non-cash items                                                   297,922             83,779

Changes in assets and liabilities:

Accounts receivable                                                        (   2,926,678)      (  1,724,507)
Inventory                                                                  (     765,983)      (    968,484)
Deposits and other assets                                                         24,531            109,956
Prepaid expenses                                                           (      74,402)      (    122,649)
Accounts payable and other accrued liabilities                                 2,360,148          1,310,780
                                                                           -------------       ------------

Net cash provided by (used in) operating activities                              526,532       (    235,678)
                                                                           -------------       ------------

Cash flows from investing activities:

Purchases of property, plant and equipment                                 (     266,776)      (    230,444)
                                                                           -------------       ------------

Net cash used in investing activities                                      (     266,776)      (    230,444)
                                                                           -------------       ------------

Cash flows from financing activities:

Borrowings (repayment) line of credit, net                                 (     800,000)           900,000
Amounts due from (repaid to) affiliates                                          850,572       (    220,721)
Principal payments - Long-term debt                                        (     422,147)      (    429,336)
                                                                           -------------       ------------

Net cash provided by (used in) financing activities                        (     371,575)           249,943

                                                                           -------------       ------------
Change in cash prior to effect of exchange rate                            (     111,819)      (    216,179)

Effect of exchange rate on cash                                                    1,720                401
                                                                           -------------       ------------
Net decrease in cash                                                       (     110,099)      (    215,778)

Cash at beginning of period                                                      527,056            750,901
                                                                           -------------       ------------
Cash at end of period                                                      $     416,957       $    535,123
                                                                           =============       ============


Supplemental disclosure of cash transactions:
Cash paid for interest during period                                       $     169,694       $    231,882
                                                                           =============       ============

Cash paid for income taxes during period                                   $     364,000       $     40,919
                                                                           =============       ============




The company had no cash equivalents at September 30, 2009 and 2008

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

     Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009 due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

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

     Collectability of accounts receivable

     Included in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 are allowances for doubtful accounts aggregating approximately $259,000 and $117,600, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the nine months periods ended September 30, 2009, and 2008 aggregated approximately a net expense of $153,200 and a net credit of $2,000 respectively. At September 30, 2009 the Company had a concentration of accounts receivable with two customers totaling 52% of total outstanding accounts receivable.

     The recession is expected to increase the Company's risk related to sales and collection of accounts receivable. At the time of this filing we have incurred, in 2009, one significant customer filing for bankruptcy (Boater's World), representing a maximum risk of loss on unrecoverable receivables of approximately $210,000 in total, from which approximately $144,000 was reserved at September 30, 2009. We do not know yet and cannot predict if we will be able to collect accounts receivable with more or less difficulty than in the past in our business. The Company's Management understands that the economic conditions in the industry may result in additional difficulties for our customers, but is unable to qualify this risk at this time.

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

     Inventories

     Inventories are comprised of raw materials, work-in process and finished goods and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2009 and December 31, 2008, approximately $322,400 and $231,200 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     Share Based Compensation

     The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2008, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. During 2009, we continued to use the simplified method in accordance with SAB No. 110.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS THAT BECAME EFFECTIVE IN 2009

     In May 2009, the Financial Accounting Standard Board revised accounting standards to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These revised standards require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted the provisions of these revised standards during the second quarter of 2009. The adoption did not have an impact on the Company's statements of operations or statement of financial position. The Company has evaluated all subsequent events that occurred through November 11, 2009, the date the financial statements were issued.

     In June 2009, FASB issued FASB Accounting Standards Codification ("Codification"). The Codification will become the single source for all authoritative Generally Accepted Accounting Principles ("GAAP") recognized by
FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company's financial position or results of operations. The Company adopted this accounting standard during the three month period ending September 30, 2009.

     3. RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

     4. INVENTORIES

     Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at September 30, 2009 and December 31, 2008 are as follows:

                                           2009              2008
                                           ----              ----
     Raw materials                      $3,696,378       $3,254,212
     Finished goods                      3,811,709        3,541,908
                                       ------------      -----------
                                         7,508,087        6,796,120
     Less Inventory Reserve            (   322,419)      (  231,211)
                                       ------------      -----------
     Inventory - net                    $7,185,668       $6,564,909
                                        ===========      ===========

     At September 30, 2009 and December 31, 2008, inventory reserves included approximately $322,400 and $231,200 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

     5. PROPERTY, PLANT & EQUIPMENT

     The Company's property, plant, and equipment consisted of the following at September 30, 2009 and December 31, 2008:

                                                   Estimated
                                                   Useful Life-
                                                      Years          2009           2008
                                                 -------------  ----------    ------------
Land                                                   N/A      $  278,325    $   278,325
Building                                                30       4,396,410      4,389,154
Manufacturing and warehouse equipment                 6-20       6,790,478      6,592,558
Office equipment and furniture                         3-5         537,786        525,734
Leasehold Improvements                                10-15        122,644        122,644
Construction in process                                N/A          83,454         71,929
                                                               -----------    ------------
                                                                12,209,097     11,980,344
Less Accumulated depreciation                                    6,697,223      6,199,949
                                                               -----------    ------------
Total property, plant and equipment - net                      $ 5,511,874    $ 5,780,395
                                                               ===========    ============

     6. NOTES PAYABLE TO BANK

     The primary sources of our liquidity are our operations and short-term borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. During 2002, the Company secured this revolving line of credit, which provides a maximum of $6 million financing of working capital, in connection with the financing for the expansion of our facility in Montgomery, AL. The line carried interest based on the 30 day LIBOR rate plus 275 basis points payable monthly, and is collateralized by the Company's inventory, trade receivables, and intangible assets.

     This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.7% at September 30, 2009) and is secured by our trade receivables, inventory, and intangible assets. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth, and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At September 30, 2009 the Company was in compliance with its debt covenants. As of September 30, 2009, we were obligated under this arrangement in the amount of $2,000,000.

     7. LONG-TERM DEBT

     In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, AL. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003. Both bear interest at tax-free rates that adjust weekly. The bonds were tendered in early 2009 and currently bear interest at current market rates. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At September 30, 2009, $850,000 and $2,630,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the nine months ended September 30, 2009 interest rates ranged between 3.3% and 5.3%.

     Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company's primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. Under such letters of credit agreements maturing on July 31, 2010, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. The Company has been in compliance with its debt covenants since the origination of such standby letters of credit. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and $2,720,000, respectively, were tendered by various bondholders. At September 30, 2009, $850,000 and $2,630,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company is temporarily obligated to its primary commercial bank until the credit market improves sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate or approximately 3.3% at September 30, 2009.

     Interest expense on such long term debt for the nine months ending September 30, 2009 was approximately $116,000. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

     During 2009, the Company's subsidiary Kinpak Inc., was obligated pursuant to various capital lease agreements covering equipment utilized in the Company's Alabama plant. Such obligations, aggregating approximately $41,000 at September 30, 2009, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

     On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance on this obligation at September 30, 2009 was approximately $58,400. Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 2.7% at September 30, 2009, through the maturity on April 15, 2010. Interest incurred for the nine months period ended on September 30, 2009 was approximately $2,000.

     The composition of these obligations at September 30, 2009 and December 31, 2008 were as follows:

                                          Current Portion              Long Term Portion
                                        2009          2008            2009           2008
                                      ----            ----            ----           ----
Industrial Development Bonds         $460,000       $460,000       $3,020,000     $3,365,000
Notes payable                          58,351         99,996              -           33,352
Capitalized equipment leases           22,367         24,541           36,163         36,139
                                     --------       --------       ----------     ----------
                                     $540,718       $584,537       $3,056,163     $3,434,491
                                     ========       ========       ==========     ==========

     Required principal payment obligations attributable to the foregoing are tabulated below:

Twelve month period ending September 30,

         2010                   $ 540,718
         2011                     478,234
         2012                     465,004
         2013                     442,925
         2014                     440,000
         Thereafter             1,230,000
                               ----------
         Total                 $3,596,881
                               ==========


     8. RELATED PARTY TRANSACTIONS

     At September 30, 2009 and December 31, 2008, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company's president, aggregating a receivable of approximately $60,000 and $910,600 respectively. Such amounts result from sales and transfers to the affiliates, as well as allocations of management fees incurred by the Company on the affiliates' behalf, and funds advanced to or from the Company.

     Sales to such affiliates were sold at cost of material and labor plus a profit covering manufacturing overhead costs. The sales and transfers to affiliates aggregated approximately $754,900 and $680,000 during the nine months ended September 30, 2009 and 2008, and $153,600 and $202,000 for the three months ended September 30, 2009 and 2008, respectively. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. Allocable administrative fees aggregated $175,000 for the nine months period ended September 30, 2009.

     Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. These related party sales are for distribution in markets that the Company does not normally sell into, and serves to increase volume and absorption of overhead in our manufacturing facility. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

     A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research and development. Such entity received $22,500 during the nine months periods ended September 30, 2009 and 2008 under such relationship.

     Mr. Kolisch, a Director of the Company, sources most of the Company's insurance needs at an arm's length competitive basis.

     9. COMMITMENTS

     On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company, with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase annually on the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the nine months period ended September 30, 2009, and 2008 amounted to approximately $90,900 and $80,400 respectively.

     The following is a schedule of minimum future rentals on the non-cancelable operating lease:

Twelve month period ending September 30,

         2010                   $103,352
         2011                    105,419
         2012                    107,527
         2013                    109,678
         2014                    111,871
         Thereafter              419,273
                                --------
                                $957,120
                                ========

     10. EARNINGS PER SHARE

                                                    Three months                               Nine months
                                                 ended September 30,                        ended September 30,
                                                    --------------                            --------------
                                               2009               2008                  2009              2008
                                               ----               ----                  ----              ----
Weighted-average common
  shares outstanding                         7,704,813         7,886,816             7,665,757          7,876,816
Dilutive effect of stock plans,
  other options & conversion rights             72,288           164,928                16,695            300,636
                                             ---------         ---------             ---------          ---------
Diluted weighted-average shares
  outstanding                                7,777,101         8,051,744              7,682,452         8,177,452
                                             =========         =========              =========         =========

     11. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Incentive Stock Options (ISO's):

     Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company's various plans. Such grants are made at the discretion of the Board of Directors. Qualified options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised.

     Non-Qualified (NQ's) Common Stock Options Awards as Compensation:

     On January 11, 2009 the Company's outside directors, received compensation in the form of non-qualified common stock options. Each outside director received 10,000 non-qualified common stock options which vest immediately, for a total of 50,000 non-qualified options. Non qualified options granted to outside Directors have a 10 year life and are immediately exercisable.

     Non Plan Stock Options:

     The Board of Directors granted 115,000 stock options of the Corporation's common stock, pursuant to the Corporation' s Non Plan - Incentive Stock Options to Peter Dornau, the Company's CEO, priced at the closing market bid price plus 10%. At the date of grant, March 25, 2009, the shares had a market value of $0.50 each. Mr. Dornau's grant was at market price plus 10% or $0.55, and vesting immediately upon issue of options.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate ranging from 1.1% to 1.7%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 97%. Compensation cost recognized during the nine months period ended September 30, 2009 attributable to stock options amounted to approximately $157,600. Compensation costs to be recognized over 2009 is approximately $25,500. As of September 30, 2009, there was approximately $284,000 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.

     The number of options outstanding and the number of shares available for grant under each Stock Options qualified and non-qualified plan options, as of September 30, 2009, is presented below:

                                           Options Available
Plan              Options Outstanding         for Grant
----------         ---------------         --------------
 NON-PLAN:          115,000 shares           N/A
 1994 PLAN          129,500 shares           None
 2002 PLAN          118,000 shares           None
 2007 PLAN          326,500 shares          73,500 shares
 2008 PLAN          159,500 shares         240,500 shares
 2002 PLAN NQ       185,000 shares          15,000 shares
 2008 PLAN NQ        50,000 shares         150,000 shares
                  ---------                -------
 Total            1,083,500 shares         479,000 shares
                  =========                =======


     The following schedule reflects the detailed status of outstanding options under the Company's four stock option qualified and two non-qualified plans as of September 30, 2009.


                                                                                                      Weighted
                           Date          Options        Exercisable   Exercise     Expiration          average
          Plan             granted      outstanding        options       price         date         remaining life
       --------           ----------       -------      ------------  --------     --------------   --------------
       Non Plan           03/25/2009       115,000           115,000      0.55         03/24/2014        4.5
           1994           10/26/2004       129,500           103,600      1.05         10/25/2009         .1
           2002           11/06/2006       118,000            47,200      0.93         11/05/2011        2.1
           2007           05/17/2007       167,500            67,000      1.66         05/16/2012        2.6
           2007           10/08/2007         2,500               500      1.87         10/07/2012        3.0
           2007           12/17/2007       156,500            31,300      1.32         12/16/2012        3.2
           2008           08/25/2008       159,500            31,900       .97         08/21/2013        3.9
         2002NQ           10/22/2002        35,000            35,000      1.26         10/21/2012        3.1
         2002NQ           06/20/2003        30,000            30,000      1.03         06/19/2013        3.7
         2002NQ           05/25/2004        30,000            30,000      1.46         05/24/2014        4.6
         2002NQ           04/03/2006        40,000            40,000      1.08         04/02/2016        6.5
         2002NQ           12/17/2007        50,000            50,000      1.32         12/16/2017        8.2
         2008NQ           01/11/2009        50,000            50,000       .69         01/10/2019        9.3
                                         ---------           -------      ----                          ----
                                         1,083,500           631,500      1.12                           3.5
                                         =========           =======      ====                          ====


     A summary of the Company's stock options as of September 30, 2009, and changes during the nine months period ended September 30, 2009, is presented below:

                                                          Weighted
                                                           Average
                                                          Exercise
                                          Shares           Price
                                        ---------        ---------
Plan options outstanding at
 January 1, 2009                        1,090,000           $1.26
Options granted                            50,000             .69
Options exercised                              -                -
Options forfeited or expired             (171,500)           1.49
                                        ----------          ------
Plan options outstanding at
 September 30, 2009                       968,500            1.19

Non plan options                          115,000             .55
                                        ----------          -----
Totals                                  1,083,500           $1.12
                                        =========           =====


     Incentive Stock Options issued on March 2, 2004 with a five year vesting, expired on March 1, 2009.

     Restricted Stock Awards as Compensation

     During February 2009 and in August 2009 we issued 167,000 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $0.69 each. Shares were granted as follows:

Officers:

     Peter G. Dornau, President and CEO                       20,000  shares
     Jeffrey S. Barocas, Vice President and CFO               15,000  shares
     William Dudman, Vice President                           20,000  shares
     Gregor M. Dornau, Vice President                         20,000  shares
                                                             -------
                                                              75,000  shares

     Other employees, as a group (16 individuals)             92,000  shares
                                                             -------
     Total restricted shares awarded                         167,000
                                                             =======

     These   restricted   stock  awards  have  been  approved  by  vote  by  our
shareholders at our Annual Meeting of Shareholders held on June 12, 2009.

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

     Overview:

     We are a leading manufacturer and distributor of chemical formulations serving the appearance and functional categories of the marine, automotive, recreational vehicle and home care markets. We were founded in 1973 and have conducted operations within the aforementioned categories since then. During 1984, we changed our corporate name to Ocean Bio-Chem, Inc. (the parent company) from our former name, Star Brite Corporation. Our operations were conducted as a privately owned company through March, 1981, when we completed our initial public offering of common stock.

     Critical accounting policies and estimates:

     See Note 1 "Summary of  Accounting  Policies" in the Notes to the Unaudited
Condensed   Consolidated   Financial  Statements  for  a  discussion  of  recent
accounting pronouncements and their effect, if any, on the Company.

     Liquidity and Capital Resources:

     The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On May 31, 2008 this line of credit was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.7% at September 30, 2009) and is secured by our trade receivables, inventory, and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At September 30, 2009 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $2,000,000.

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

     In order to market the Industrial Development Bonds at favorable interest rates the Company obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue from Regions Bank. Under such letters of credit agreements maturing on July 31, 2010, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and collateral on Kinpak manufacturing equipment.

     The bonds when reissued are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. During the nine months ended September 30, 2009 interest rates ranged between 3.3% and 5.25%.

     Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company's primary commercial bank - Regions Bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. On February 10, 2009 the Company received notification that its City of Montgomery, AL Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate balance of $1,105,000 and $2,720,000, respectively, were tendered by various bondholders. At September 30, 2009, $850,000 and $2,630,000 were outstanding, respectively. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company has been temporarily obligated to its primary commercial bank until the credit markets improve sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate or approximately 3.3%. We believe current operations are sufficient to meet these obligations. Interest expense on such notes were approximately $116,000 for the nine months ending September 30, 2009 and $29,000 for the three months ending September 30, 2009.

     On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at September 30, 2009 was approximately $58,400 and interest rate is LIBOR plus 2.5% per annum (or approximately 2.8% at September 30, 2009).

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

     As of September 30, 2009 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

     Results of Operations:

     For the Three Months Ended September 30, 2009 compared to the Three Months ended September 30, 2008:

     Net sales were approximately $8,906,000 for the three months ended September 30, 2009 compared to $8,221,000 for the comparative quarter 2008, an increase of approximately $685,000 or 8.3%. The Company increased its sales of private label marine products to existing as well as two newer customers. The Company started shipping in the 3rd quarter winterizing products, under the previously announced new contract. The increase in sales does not fully reflect the increase in sales volume of winterizing products, due to lower oil prices compared to last year and the resulting corresponding decrease in average selling prices of products. The Company has also continued to increase sales of its fuel treatment product - StarTron, into the marine markets and automotive, powers sports and small engine markets. The addition of up to 10% ethanol in fuel has caused engine problems, which has created increased demand for StarTron. The increase in total sales was partially offset on a comparative basis by a decrease in sales to Boater's World, which filed for bankruptcy early in 2009.

     Cost of goods sold as a percentage of net sales decreased to 69.5% in 2009 from 71.8% for the comparative 2008 quarter. With the increase in sales volume, the Company is beginning to realize the improved plant utilization at its Kinpak manufacturing facility, in addition to improved sales of higher margin items

     Advertising and promotion expenses were approximately $380,000 compared to $409,000 for the comparative 2008 third quarter. On a comparative basis the advertising programs in place in 2008 were repeated in 2009. The decrease in expense of approximately $29,000 was a result of decreased advertising rates in trade publications.

     Selling and administrative expenses increased approximately $529,500 to $1,406,500 from $877,000, for the comparative quarters. The largest increase was unusual legal expense for $200,000, to sue a competitor, Valvtech for false and misleading advertising. The courts have imposed an injunction against Valvtect for their false and misleading marketing claims. It is anticipated the Company will prevail in a trial, scheduled for spring 2010. In addition the Company had an increase in non-cash expenses for allowances for doubtful accounts and stock awards granted earlier in the year. The Company also recognized performance related employee bonuses in the quarter.

     Interest expense decreased by approximately $30,500 for the quarter ended September 30, 2009 to $41,500 compared to the corresponding quarter of $72,000 in 2008. The lower interest expense is a result in lower overall borrowings on the Company's line of credit, partially offset by higher interest cost in the Company's IRB's which were tended in the first quarter of this year.

     Operating income was approximately $891,000 compared to $957,000, for the comparative 2008 third quarter, a change of ($66,000) or (7.0%). This is a result of higher sales volume partially offset with higher selling and administrative expenses as detailed above.

     Income taxes - the Company had income tax provision for the quarter of $331,800 compared to the corresponding quarter of $366,500 in 2008.

     Net profit for the quarter ended September 30, 2009 was approximately $571,500 compared to $601,000 for the comparable period in 2008.

     For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008:

     Net sales were approximately $18,731,000 for the nine months ended September 30, 2009 compared to $16,957,000 for the comparative 2008 period, an increase of approximately $1,774,000 or 10.5%. The Company increased its sales of private label marine products to new and existing customers. The Company also increased sales of winterizing and StarTron products. The year to date sales increases was partially offset by a decrease in sales to Boater's World which filed for bankruptcy protection in the 1st quarter of 2009.

     Cost of goods sold as a percentage of net sales decreased to 67.3% of sales compared to 71.1% for the comparative 2008 period. This decrease in the cost of goods sold percentage of 3.8% was primarily a result of a combination of lower raw material and freight costs as a result of lower oil prices, improved efficiency at the Company's manufacturing facility, Kinpak.

     Advertising and promotion expenses were approximately $1,279,000 compared to $1,079,000 for the comparative 2008 period. The increase in advertising expense of approximately $200,000 was a result of increased customer cooperative, promotional, and catalog allowances in addition to increased expenditures for trade shows. The Company has increased its consumer advertising with increased expenditures in magazines, newspapers and television medias. We also increased consumer and trade advertising in TV, radio and print. This year the Company also initiated advertising programs on the internet, on both Face Book and Twitter.

     Selling and administrative expenses increased approximately $297,000 to $3,251,000 from $2,954,000, for comparative periods. The largest increase was unusual legal expense for $200,000, to sue a competitor, Valvtech for false and misleading advertising. The courts have imposed an injunction against Valvtect for their false and misleading marketing claims. It is anticipated the Company will prevail in a trial, scheduled for spring 2010. The Company had higher allocation of administrative services charged to affiliated companies offset by additional allowance for bad debts and non cash compensation expense for both stock and stock options awards.

     Interest expense decreased by approximately $62,000 for the nine months ended September 30, 2009 to $170,000 from $232,000 for the corresponding 2008 period. The decrease in interest expense is a result of the lower outstanding borrowings for the comparative period partially offset by higher interest rates on the Company's IRB's which were tendered in February 2009 and held as a term loan by Regions Bank until the bonds are remarketed.

     Operating income increased to approximately $1,435,000 from $626,000 a change of $809,000 or 129%. This is a result of higher net sales volume, higher gross margin percent, and lower interest expenses partially offset by higher operating expenses.

     Income taxes - The Company had income tax expense for the nine months for approximately $627,000 compared to the comparative period of $271,000.

     Net profit for the nine months ended September 30, 2009 was approximately $831,000 compared to $377,000 for the comparable period in 2008 an increase of $454,000 or 120%. The percentage return on net sales doubled to 4.4% from 2.2%.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures:

     The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer ("CEO") and the Vice President - Finance and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

     Item 1. - Legal Proceedings

     The Company is the Plaintiff in the United States District Court for the Southern District of Florida., in the matter of Star-brite Distributing, Inc.,
v. Kop-Coat, Inc., Case No. 09-60812-CIV-COHN/SELTZER.

     The Company filed suit on May 29, 2009 to enjoin Kop-Coat, Inc. from engaging in a false and misleading advertising campaign against Star-brite Distributing, Inc. The Company is also seeking damages and attorney's fees.

     A Preliminary Injunction was entered on August 31, 2009, enjoining Kop-Coat from placing the comparison ad that is the subject of this lawsuit. On November 4, 2009, Kop-Coat, Inc. filed an answer and Counterclaims against the Company. The Counterclaims make substantially the same types of claims against the Company as were made by the Company against Kop-Coat, Inc., which were the basis of the Preliminary Injunction granted by the Court against Kop-Coat, Inc. Trial is scheduled to commence in March 2010. The Company does not believe it has any significant financial exposure other than the expenses of litigation.

     Item 1A. - Risk Factors

     Not Applicable

     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

     None.

     Item 3. - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of Matters to Vote of Security Holders

     Not applicable

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

   OCEAN BIO-CHEM, INC.

   Date:  November 11, 2009             /s/ Peter G. Dornau
                                        Peter G. Dornau
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


                                        /s/  Jeffrey S. Barocas
                                        Jeffrey S. Barocas
                                        Chief Financial Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION


     I, Peter G. Dornau certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2009;

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


     Dated:  November 11, 2009                        /s/ Peter G.Dornau
                                                      Peter G. Dornau
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey S. Barocas certify that:

     1. I have reviewed this Form 10-Q of Ocean Bio-Chem, Inc. as of and for the periods ended September 30, 2009;

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

     Dated:    November 11, 2009                      /s/ Jeffrey S. Barocas
                                                      Jeffrey S. Barocas
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION

     Pursuant  to  18U.S.C.Section  1350,  the  undersigned  officers  of  Ocean
Bio-Chem, Inc. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:     November 11, 2009


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