Form 10-K
period 2009-12-31
OCEAN BIO CHEM INC
filed 2010-03-30
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11102

OCEAN BIO-CHEM, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-1564329	2842,2899,2891
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

Address
4041 SW 47 AVENUE
FORT LAUDERDALE, FLORIDA 33314

954-587-6280
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

As of March 18, 2010, the number of shares of the registrant’s Common Stock outstanding was 7,702,313. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 06, 2010 was approximately $3,466,263 based on a closing sale price of $1.35 for the Common Stock on such date

For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Part III  of this Form 10-K  incorporates information from portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2009 covering our Annual Meeting which will be held on or about June 04, 2010.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "may", "will", "expect", "anticipate", "intend", "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, which may affect these results include, but are not limited to, the highly competitive nature of our industry, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, exposure to market risks for changes in interest rates and in foreign exchange rates, and other factors.

Part I

Item 1.  Business

General: We were organized on November 13, 1973 under the laws of the state of Florida. We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobile and aircraft under the Star brite® and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers as well as provide custom blending and packaging services of these and other products.  Ocean Bio-Chem, Inc., is referenced as “the Company, we or our” in the foregoing document.

Products:

Set forth below is a general description of the products that we manufacture and market:

Marine:  Our Marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite® brand name, StarTron® enzyme fuel treatment, as well as private label products. The line also includes motor oils, various vinyl protectants, cleaners, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants. In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

Automotive:  We manufacture a line of automotive products under the Star brite® brand name including StarTron® enzyme fuel treatment for both diesel and gas engines, hydraulic, gear and motor oils, and related items. In addition, anti-freeze and windshield washes are produced in varying formulations both under the Star brite® brand as well as under private labels for customers. We also produce a line of automotive polishes, cleaners and associated appearance items.

Recreational Vehicle/Power Sports:  We also market StarTron® to the recreational vehicle market, including Snow Mobiles, ATV’s and Motorcycles. With the inclusion of E-10 (ethanol) into the fuel, Power Sports enthusiasts have found StarTron® a viable solution to a number of problems associated with E-10 fuel. Other recreational vehicle products are cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, water proofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.

Contract filling and blow molded bottles:  We blend and package a variety of chemical formulations to our customers’ specifications. In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Although the above products are utilized for different types of vehicles, boats, aircrafts and household purposes, it is management’s view that they all constitute one industry segment.

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

Our in-house manufacturing is primarily performed by our wholly owned subsidiary, Kinpak Inc, an Alabama corporation (“Kinpak”). On February 27, 1996, we acquired certain assets of Kinpak, Inc., and assumed two (2) leases of land and facilities leased by Kinpak from the Industrial Development Board of the City of Montgomery, Alabama and the Alabama State Docks Department. On December 20, 1996, we entered into a new agreement with the Industrial Development Board of the City of Montgomery, Alabama to issue Industrial Development Bonds in the amount of $4,990,000 to repay certain financial costs and to expand the capacity of the Alabama facility. The underlying premises, at that time, consisted of a manufacturing and distribution facility containing approximately 110,000 square feet located on approximately 20 acres of real property and a docking facility located on the Alabama River. In addition, we purchased the machinery, equipment, and inventory located on the leased premises. Subsequent to the acquisition, we changed the name of our subsidiary to Kinpak Inc.

During July 2002, we completed an additional $3.5 million Industrial Development Bond financing through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the requisite machinery and equipment additions required therein. Such project was substantially completed during the year ended December 31, 2003.

Marketing:  Our marine and recreational vehicle products are sold through national retailers such as Wal-mart, West Marine and Bass Pro Shops. We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market. Currently we have two customers to whom sales exceeded 10% of consolidated net revenues for the year ended December 31, 2009. Sales to our five largest customers for the year ended December 31, 2009 amounted to approximately 63% of consolidated net revenues and outstanding accounts receivable balances due us at December 31, 2009 from our five largest customers aggregated approximately 58% of consolidated trade receivables.

We market our products through internal salesmen and approximately 125 sales representatives who work on an independent contractor-commission basis. Our personnel also participate in sales presentations and trade shows. In addition, we market our brands and products through advertising campaigns in national magazines, TV advertising and product catalogs. Our products are distributed primarily from our manufacturing and distribution facility in Alabama. Since 2008, the Company agreed to a vendor managed inventory program with one major customer.

Backlog, seasonality, and selling terms: We had no significant backlog of orders as of December 31, 2009. We do not give customers the absolute right to return product. The majority of our products is non-seasonal and is sold throughout the year. Normal trade terms offered to credit customers range from 30 to 60 days. However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers. Such programs do not materially distort normal margins.

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

Automotive:  There are many companies, both national and regional, which represent competition to us. Many are more established and have greater financial resources than we do. However, the market is so large that even a minimal market share could be significant to us. The principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis. We believe that we can establish a reasonable market share with unique products and through our present methods of advertising and distribution.

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

Trademarks:  We have obtained registered trademarks for Star brite® and other trade names used on our products. We view our trademarks as significant assets because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

Environmental Costs:  We adhere to a policy of compliance with applicable regulatory mandates on environmental issues.  On January 28, 2010, the Company received notice for non compliance in the filing of certain statutory reports for the years 2006 to 2008. The Company is now current in its’ reporting and the determination of fines and penalties, if any, has not been determined as of March 15, 2010.

Personnel:  We employed at December 31, 2009 a total of 94 full time employees.  Of these, 23 full time employees are located at our corporate office in Fort Lauderdale, Florida. These employees are engaged in administration, sales, marketing and accounting functions.  In addition, we employ 71 manufacturing, fabrication and warehouse personnel in both Florida and Alabama.

The following is a tabulation of the full time number of personnel working for the Company and its subsidiaries as of December 31, 2009:

		Full-time
Location	Description	Employees
Fort Lauderdale, Florida	Administrative	23
Fort Lauderdale, Florida	Manufacturing and distribution	8
Montgomery, Alabama	Manufacturing and distribution	63
		94

Item 1A.  Risk factors

Not Applicable

Item 2.  Properties

Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity controlled by our President. The lease covers approximately 12,700 square feet of office and warehouse space. See Item 13 and Note 9 for terms of lease.

Our Alabama facility currently contains approximately 183,000 square feet of office, plant, and warehouse space located on 20 acres of land (the "Plant") and also includes a leased 1.5 acre docking facility on the Alabama River located approximately eleven miles from the Plant. This plant has undergone two separate expansions of 60,000 and 70,000 square feet in 1998 and 2002, respectively. We financed the facility's enhancements and related equipment needs with Industrial Development Bonds issued through the city of Montgomery, AL. Our manufacturing facility and our manufacturing equipment serves as collateral to a financial institution, which issued letters of credit to secure the Company’s municipal bonds.

Item 3.  Legal Proceedings

The Company is the Plaintiff in the United States District Court for the Southern District of Florida, in the matter of Star-brite Distributing, Inc., v. Kop-Coat, Inc., Case No. 09-60812-CIV-COHN/SELTZER.

The Company filed suit on May 29, 2009 to enjoin Kop-Coat, Inc. from engaging in a false and misleading advertising campaign against Star-brite Distributing, Inc.  The Company is also seeking damages and attorney’s fees.

A Preliminary Injunction was entered on August 31, 2009, enjoining Kop-Coat from placing the comparison ad that is the subject of this lawsuit.  On November 4, 2009, Kop-Coat, Inc. filed an answer and Counterclaims against the Company.  The Counterclaims make substantially the same types of claims against the Company as were made by the Company against Kop-Coat,, Inc., which were the basis of the Preliminary Injunction granted by the Court against Kop-Coat, Inc.  Trial is scheduled to commence in March 2010.  The Company does not believe it has any significant financial exposure other than the expense of litigation.

On March 15, 2010, Ocean Bio-Chem, Inc. reported that its subsidiary Star brite Distributing Inc.,  and ValveTect Petroleum (Kop-Coat) have amicably settled their lawsuit in the United States District Court in the Southern District of Florida.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of shareholders during the 4th quarter 2009.

Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock was sold to the public initially on March 26, 1981. The common stock of the Company is traded on the NASDAQ Capital Market System under the symbol OBCI. A summary of the trading ranges during each quarter of 2009 and 2008 is presented below.

Market Range of
Common Stock Bid:		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2009	High	$0.75	$1.05	$1.17	$1.14
	Low	$0.42	$0.46	$0.78	$0.81

2008	High	$1.50	$1.50	$1.18	$0.95
	Low	$1.24	$1.09	$0.93	$0.62

A.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

B.  The number of record holders of our Common Stock owners was approximately 175 at December 31, 2009. In addition, we believe that there are approximately 600 beneficial holders based on information obtained from our Transfer Agent and Registrar and indications from broker dealers of shares held by them as nominee for actual shareholders.

C.  We have not paid any cash dividends since the Company has been organized. However, during the years ended December 31, 2002 and 2000, the Company declared and distributed a 10% and a 5% stock dividend, respectively. The Company has no other dividend policy except as stated herein.

D.  Securities authorized for issuance at December 31, 2009 under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity com- pensation plans

Equity compensation plans approved by security holders:
Plan stock options granted (1)	839,000	1.21	464,000
Non plan stock options granted (2)	115,000	0.55	0

Warrants (3)	1,000,000	0.99	0

Total equity compensation plans approved and not approved by security holders	1,954,000	1.06	464,000

(1)
Includes 118,000 options granted under the 2002 Qualified Incentive Stock Option Plan, 185,000 options under the 2002 Non-Qualified Stock Option Plan, no options under the 1994 Qualified Stock Option Plan (this plan has expired and no further awards can be made under its provisions), 326,500 options under the 2007 qualified incentive stock option plan, 159,500 options under the 2008 qualified incentive stock option plan, and 50,000 options under the 2008 Non-Qualified Stock Option Plan.

(2)	Includes 115,000 options granted to Peter G. Dornau in conjunction with a loan made to the Company by an entity owned by him.

(3)
Includes 1,000,000 warrants issued to Peter G. Dornau in connection with a $ 1.5 million Subordinated Revolving Line of Credit he extended to the Company during 2005. Such warrants are exercisable 500,000 at $ 1.13 per share and 500,000 exercisable at $ .863 per share. The exercise price is equal to 110% of the fair value of the underlying security at the close of business one day prior to the date of grant.

Item 6.  Selected Financial Data

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical accounting policies and estimates:

Principles of consolidation – Our consolidated financial statements include the accounts of the parent company and its wholly controlled subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Collectability of accounts receivable – Trade receivables are recognized on our accompanying consolidated balance sheets at fair value.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us.

Revenue recognition – Revenue from product sales is recognized when persuasive evidence of a contract exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Prepaid advertising and catalog costs - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one month to 12 months.   Advertising costs, which are included in advertising and promotion (“A&P”) expense, are expensed as incurred and were $1.7 million and $1.3 million in 2009 and 2008 respectively.

Property, plant and equipment – Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Stock based compensation – At December 31, 2009, the Company had options outstanding under four stock-based compensation plans and two non-qualified plans, which are described below. The Company follows, Share-Based Payment, now codified within FASC 718-20-10 Compensation - Stock Compensation, which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under FASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under FASC 718-20-10 Compensation - Stock Compensation. The simplified method can be used after December 31, 2007 only if a company's stock options exercise experience does not provide a reasonable basis upon which to estimate the expected option term. In 2008 and 2009, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option.

Concentration of cash – At various times of the year and at December 31, 2009, we had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments, now codified within FASC 825, Financial Instruments ("FASC 825"). FASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FASC 825 is effective for interim periods ending after June 15, 2009. The adoption of FASC 825 did not have a material impact on our consolidated results of operations or financial position. Refer to Note 1, Financial Statement Policies, of this Form 10-K for the enhanced disclosures required by the adoption of FASC 825.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from factors, accounts payable, customer credits on account, accrued expenses and loans payable to related parties approximates the fair value due to the relatively short period to maturity for these instruments.

The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities, and their carrying amount approximates fair value.

Income taxes - We file consolidated federal and state income tax returns. In the accompanying consolidated financial statements we apply FASC 740. The temporary differences included therein are attributable to differing methods of reflecting depreciation and stock based compensation for financial statement and income tax purposes.

Trademarks, trade names and patents - The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (now codified in FASC 350, Intangibles - Goodwill and Other), we have determined that these intangible assets have indefinite lives and therefore, we no longer recognize amortization expense. In addition, we own other patents that we believe are valuable in limited product lines, but not material to our success or competitiveness in general. There are no capitalized costs of such patents.

Foreign currency - Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. The Company’s’ Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statement of Shareholders' Equity. Gains (losses) from foreign currency transactions included in G&A expense.

Performance Comparisons

N/A

Liquidity and Capital Resources:

Cash was approximately $495 thousand dollars at December 31, 2009 compared to approximately $527 thousand dollars at December 31, 2008. The amount of short-term borrowings outstanding at December 31, 2009 was approximately $250 thousand dollars. This is a decrease of $2.5 million dollars from the December 31, 2008 balance of approximately $2.8 million dollars.  The positive cash flow from operating activities at December 31, 2009 of $2.8 million dollars compared to approximately $706 thousand at December 31, 2008.

During the year ended December 31, 2009 the Company continued to focus on programs to effectively manage trade accounts receivable.  In 2009, accounts receivable remained close to their prior year level based on an increase in net sales of 17.8%.  Net trade accounts receivable aggregated approximately $2.1 million dollars at December 31, 2009 and $2.0 million at 2008.  The Company increased its collection efforts to limit its financial exposure in accounts receivable.

Inventory was approximately $6.7 million dollars and $6.6 million dollars, comparing December 31, 2009 and 2008, an increase of approximately $100 thousand dollars or 1.5%. With a net sales increase of 17.8% and inventory remaining relatively constant, it reflects management’s efforts to manage inventories.

Accounts payable at December 31, 2009 increased to approximately $1.7 million dollars from $0.9 million dollars an increase of $0.8 million dollars.  The increase primarily reflects year end purchasing of inventory.

The Company has an asset based line of credit, aggregating $6 million with Regions Bank. In 2007, the line carried interest based on the 30 day LIBOR rate plus 275 basis points (approximately 6.0% at December 31, 2007) payable monthly, and was collateralized by the Company’s inventory, trade receivables, and intangible assets. This financing matured on May 31, 2008, and was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.7% at December 31, 2009) and is secured by our trade receivables, inventory and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At December 31, 2009 and 2008 the Company was in compliance with its’ debt covenants. As of December 31, 2009 and 2008 we were obligated under this arrangement in the amount of $250 thousand dollars and $2.8 million dollars, respectively.

The Company signed a Letter of Intent to form a joint venture with - Odor Star Technology LLC., on January 10, 2010. The Company believes it currently has adequate working capital to meet the financial requirements of the joint venture. However, at this time we cannot quantify unforeseen investment requirements.

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

In order to market the Industrial Development Bonds (IDB’s) at favorable rates, we obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue.  Renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

In the first quarter of 2009, both IDB’s were tendered. As of December 31, 2009, the bonds have not been remarketed (Reference subsequent events for update). The bonds interest rate is the prime rate. Principal and interest are payable quarterly. We believe current operations are sufficient to meet these obligations. The bonds maturity dates are March 2012 and July 2017 for the 1997 and 2002 series bonds. In September and October 2008 both bond issues were tendered due to the volatility of the credit markets, remarketed and again tendered in February 2009.

We are involved in making sales in the Canadian market and must deal with the currency fluctuations of the Canadian currency. We do not engage in currency hedging and deal with such currency risk as a pricing issue.

In the year ended December 31, 2009 the Company recorded approximately $3,100 in foreign currency translation adjustments (decreasing shareholders equity by $3,100) as a result of the weakening of the Canadian dollar in relationship to the US dollar, in the conversion of the Company’s Canadian subsidiary balance sheet to US dollars.

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

As of December 31, 2009 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Results of Operations:

Net sales increased to $24.6 million dollars from $20.9 million dollars, an increase of $3.7 million dollars or 17.8%. The $3.7 million dollar increase is a result of increased sales to existing and new customers in both our core marine market as well as new markets. The Company increased its sales of winterizing products, StarTron® as well as other marine products.

Cost of Sales and Gross Margins - For the year, gross profit increased approximately $1.9 million dollars or 31.2%, from approximately $6.0 million dollars in 2008, to approximately $7.9 million dollars in 2009. Gross margin percentages also increased from approximately 29% to 32%, a change of approximately 3%. This was a result of improved plant utilization and improved sales mix of higher margin products.

Operating Expenses - For the year, total operating expenses aggregated approximately $5.9 million dollars, an increase of approximately $559 thousand dollars from 2008. As a percentage of net sales, operating expenses decreased from 25.4% to 23.9%.  This is a result of higher sales.

Advertising & Promotion increased $330 thousand dollars. Reduced cost of advertising space in trade magazines allowed the Company to continue to build brand and product awareness by advertising in a greater number of targeted publications. Marketing has pursued increased initiatives to promote and advertise StarTron/Starbrite products in TV, radio and newspapers as well as target advertising in industry magazines.

Selling, general & administrative expenses increased $229 thousand dollars. This increase is primarily variable selling expense including sales commissions, show expense and travel expenses. In addition, The Company has incurred unusually high legal expenses as a result of the lawsuit the Company brought against Kop-Coat Inc.

Interest expense decreased approximately $51 thousand dollars to $206 thousand in 2009, compared to $257 thousand in 2008. This principally resulted from lower outstanding loan balances throughout the year in partially offset by higher interest rates on  the tendered industrial revenue bonds..

Operating Profit - Operating profits increased to approximately $1.8 million dollars in 2009 from an operating profit of approximately $423 thousand in 2008, an increase of $1.4 million dollars or 322%.

Income Taxes - The Company had a tax expense of $755 thousand dollars in 2009 or 41.8% of pretax income.

Net Income increased to approximately $1 million dollars in 2009, from a net income of approximately $154 thousand in 2008 an increase of $900 thousand dollars.

Contractual obligations:

The following table reflects our contractual obligations for the years ended December 31,

	Total	2010	2011-2014	2015 and thereafter

Long-term debt obligations	$3,398,352	$493,352	$1,785,000	$1,120,000
Line of credit	250,000	250,000
Capital leases	51,907	19,701	32,206	-
Operating Leases	913,232	101,828	428,089	383,315

Total	$4,613,491	$864,881	$2,245,295	$1,503,315

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Management had no disagreements with its former or current Accountants. During the period ending August 20, 2008, there were no disagreements with former Accountants Berenfeld, Spritzer, Shechter & Sheer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of Berenfeld, Spritzer, Shechter & Sheer, would have caused it to make reference to the subject matter of such disagreements in its reports on the Company's financial statements for such periods and reportable events (as defined in Item 304(a)( I )(v) of Regulation S-K).

Item 9A(T). Controls and Procedures:

Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Vice President - Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting. No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter 2009 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report on Form 10-K.

Part III

Item 10. Executive Officers and Directors of the Registrant

The following tables set forth the name and ages of our elected directors and officers, as of December 31, 2009.

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

NAME	OFFICER/DIRECTOR	AGE

Peter G. Dornau	President, Chief Executive Officer, and Director since 1973	70

Jeffrey S. Barocas	Vice President-Finance, Chief Financial Officer and Director since 2007	62

William W. Dudman	Vice President-Operations and Director since 2007	45

Gregor M. Dornau	Executive Vice President-Sales & Marketing and Director since 2007	41

Edward Anchel	Director since 1998	63

James M. Kolisch	Director since 1998	59

Laz L. Schneider	Director since 1998	71

John B. Turner	Director since 2000	63

Sonia B. Beard	Director since 2002	39

Peter G. Dornau is our co-founder and has served as our President, CEO, and Chairman of Board of Directors since 1973.

Jeffrey S. Barocas joined our company in December 2006 and was elected Vice President-Finance and Chief Financial Officer in April 2007. For the five years immediately preceding his employment, he was a Financial Officer of both public and privately owned companies. He was elected to serve as a Director of the Company in June 2007.

William W. Dudman joined our company in February 2004 as our Vice President-Operations and Director in 2007. For the five years immediately preceding his employment he had held various management positions within the marine industry.

Gregor M. Dornau is the son of Peter G. Dornau, our President, and Chief Executive Officer. He has been employed by the Company as a salesman since 1990, in 2005 was elected to serve as Executive Vice President-Sales & Marketing, and as Director in 2007.

Edward Anchel was elected to serve as an outside Director of the Company in May 1998. He joined the Company as Vice President-Finance and Chief Financial Officer in March 1999, which he held until his retirement on April 1, 2007.

James M. Kolisch joined our Board of Directors as an outside director in May 1998. During the past seven years, Mr. Kolisch served as an executive of USI Insurance and provides most of our corporate insurance coverage. Mr. Kolisch serves on the Board of Directors’ Audit Committee.

Laz L. Schneider is, and has been for the past seven years, an attorney in private practice and was elected to serve as an outside Director of the Company during May 1998. Mr. Schneider is a partner at Berger Singerman, P.A., a law firm that serves as our lead counsel in various corporate, SEC, litigation and general legal matters.

John B. Turner joined our Board of Directors in June 2002. During the past seven years, Mr. Turner has been retired. Prior to his retirement, he was an insurance executive. In addition to his insurance credentials, Mr. Turner held a Series 7 stock brokerage license. His professional experience in the aforementioned areas spans in excess of twenty-five years. Mr. Turner serves on the Board of Directors’ Audit Committee.

Sonia B. Beard is a Florida Certified Public Accountant working for Walt Disney World since 1997. She currently holds the position as the Manager of Concept Development for the Revenue Lines of Business of Walt Disney World. Ms. Beard has in excess of thirteen years financial experience. She is an outside director and serves as the Chairperson and Financial Expert of the Board of Directors’ Audit Committee.

Audit Committee

We have an Audit Committee, which consists of Sonia B. Beard, John B. Turner and James M. Kolisch as of December 31, 2009. The Board has designated Sonia B. Beard as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and serves as its chairperson. The Board has determined that Sonia B. Beard, John B. Turner and James M. Kolisch are "independent directors" within the meaning of the listing standards of the NASDAQ Capital Market.

Nominating Committee

We do not have a standing Nominating Committee of the Board of Directors. During the past seven years we have had to conduct only one search for a new director and each member participated in that process. Accordingly, we have reached the decision that, given the size of our Company and Board, all members of the Board will actively participate in prospective searches rather than having this function performed by a few members.

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

Item 11. Executive Compensation

Executive Compensation is disclosed in various filings with the United States Securities and Exchange Commission and is submitted to our shareholders as a component of our annual Proxy materials for 2009. It is incorporated herein by reference.

Compensation Committee

We do not have a standing Compensation Committee of the Board of Directors. Our Company is controlled by one shareholder, our President and CEO, Peter G. Dornau. Mr. Dornau is actively involved in the recurring operations and has relied on setting compensation arrangements in consultation with other key executives of the Company. All decisions reached by this group are disclosed in various filings with the United States Securities and Exchange Commission and are submitted to our shareholders as a component of our annual Proxy materials. Accordingly, we have reached the decision that, given the size of our Company and Board, not to have a standing committee for this purpose.

Certain additional disclosures required under this section are incorporated by reference to portions of our Definitive Proxy Statement, which will be filed within 120 days of December 31, 2009 covering our Annual Meeting of Shareholders which will be held on or about June 4, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information at December 31, 2009 with respect to the beneficial ownership of our common stock by holders of more than 5% of such stock and by all of our directors and officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Peter G. Dornau, President, CEO, Chairman Board of Directors Fort Lauderdale, FL 33317	5,602,370	(1)	72.8%

Common	Edward Anchel Director Boynton Beach, FL 33437	318,451	(2)	4.1%

Common	Jeffrey S. Barocas Chief Financial Officer, Director Weston, Fl 33326	33,000	(3)	.4%

Common	William W. Dudman V. P.-Operations, Director Fort Lauderdale, Fl 32314	117,500	(4)	1.5%

Common	Gregor M. Dornau V.P. Sales & Marketing, Director Fort Lauderdale, FL 33315	281,560	(5)	3.7%

Common	James M. Kolisch Director Coral Gables, FL 33114	76,167	(6)	1.0%

Common	Laz L. Schneider Director Fort Lauderdale, FL 33305	60,000	(7)	.8%

Common	John B. Turner Director Miami, FL 33186	89,463	(8)	1.2%

Common	Sonia B. Beard Director Merritt Island, FL 32952	30,000	(9)	.4%

Common	All directors and officers as a group 9 individuals	6,608,511	(10)	85.9%

(1) Includes 1,144,000 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2009.

(2) Includes 35,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(3) Includes 13,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(4) Includes 33,200 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(5) Includes 32,600 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(6) Includes 60,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(7) Includes 60,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(8) Includes 60,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(9) Includes 30,000 shares that are issuable upon the exercise of stock options within 60 days of December 31, 2009.

(10) Includes 1,467,800 shares that are issuable upon the exercise of stock options and/or warrants within 60 days of December 31, 2009.

Item 13. Certain Relationships and Related Transactions

Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity owned by our President. The lease covers approximately 12,700 square feet of office and warehouse space. On May 1, 2008, the Company renewed for ten years the existing lease with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Rent charged to operations during the years ended December 31, 2009 and 2008 amounted to approximately $100,500 each year.

We acquired the rights to the Star brite® trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981. Peter G. Dornau, our president is the direct or beneficial owner of three companies that market Star brite® products outside the United States and Canada. These companies serve as distributors of our products and the terms of payment are the same as for our other customers. At December 31, 2009 and 2008, we had amounts due from affiliated companies, which are directly or beneficially owned by our president aggregating approximately $237,000 and $911,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates’ behalf, and funds advanced to or from the Company.

Sales to such affiliates, which act as foreign distributors, were sold at cost of material and labor plus an amount to cover manufacturing overhead costs and profits. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $1,148,400 and $1,208,000 during the years ended December 31, 2009 and 2008, respectively; allocable administrative fees aggregated $325,000 and $275,000, respectively for such periods.

A subsidiary of ours currently uses the services of an entity that is owned an officer of the Company to conduct product research and development. Such entity received $30,000 per year during the year ended December 31, 2009 and 2008 under such relationship.

A Director of the Company sources most of the Company’s insurance needs at an arm’s length basis.

Item 14. Principal Accounting Fees and Services

The information required for this item is incorporated by reference to our Definitive Proxy Statement to be filed in conjunction with our upcoming annual shareholders’ meeting which shall be filed with the United States Securities and Exchange Commission and sent out to shareholders prior to 120 days past our year-end of December 31, 2009.

Part IV

Item 15. Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(A)	Exhibits
Financial Statements F-1 to F-22

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-18 filed with the United States Securities and Exchange Commission on March 26, 1981).

3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-18 filed with the United States Securities and Exchange Commission on March 26, 1981).

4.1	Form of Certificate for Series 1997 Bonds*

4.2	Form of Certificate for Series 2002 Bond*

4.3	Trust Indenture dated as of December 1, 1996 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $4,000,000 1997 IDB Bonds*

4.4	Supplement to Trust Indenture for 1997 Bonds dated March 1, 1997*.

4.5	Trust Indenture dated as of July 22, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 Taxable IDB Bonds Series 2002*

10.1	Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery (“IDB Board”) and Kinpak, Inc.*

10.2	First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc.*

10.3	Second Supplemental Lease dated as of July 1, 2002 between the IDB Board and Kinpak, Inc.*

10.4	Credit Agreement dated as of July 1, 2002 by and among the Company, Star-Brite Distributing, Inc., Star Brite-Automotive, Inc., Star-Brite Distributing (Canada), Inc., Kinpak Inc. and Regions Bank*

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

10.13
Ocean Bio-Chem, Inc. 2002 Incentive Stock Option Plan (incorporated by reference to an exhibit contained in the Company’s proxy statement filed with the United States Securities and Exchange Commission on April 28, 2003).

10.14
Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan (incorporated by reference to an exhibit contained in the Company’s proxy statement filed with the United States Securities and Exchange Commission on June 20, 2007).

10.24	Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc *

10.26	Renewal of Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc. **

14.1	Code of Ethics (incorporated by reference to an exhibit contained in the Company’s proxy statement filed with the United States Securities and Exchange Commission on April 13, 2004).

21.	List of Subsidiaries **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley **

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley **

 * Incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2009.

** Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCEAN BIO-CHEM, INC.
Registrant

By:	/s/	Peter G. Dornau
PETER G. DORNAU
Chairman of the Board of Directors and Chief Executive Officer
March 30, 2010

By:	/s/	Jeffrey S. Barocas
Jeffrey S. Barocas
Chief Financial Officer
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	President, Chief Executive Officer and Director	March 30, 2010
Peter G. Dornau

/s/Jeffrey S. Barocas	Chief Financial Officer	March 30, 2010
Jeffrey S. Barocas

/s/Greg M. Dornau	Vice President Sales & Marketing	March 30, 2010
Greg Dornau

/s/William W. Dudman	Vice President Operations	March 30, 2010
William Dudman

/s/ Edward Anchel	Director	March 30, 2010
Edward Anchel

/s/ James M. Kolisch	Director	March 30, 2010
James M. Kolisch

/s/ Laz L. Schneider	Director	March 30, 2010
Laz L. Schneider

/s/ John B. Turner	Director	March 30, 2010
John B. Turner

/s/ Sonia B. Beard	Director	March 30, 2010
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

YEARS ENDED DECEMBER 31, 2009 AND 2008

F0

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ocean Bio-Chem, Inc.

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kramer Weisman and Associates, LLP
Certified Public Accountants

March 26, 2010
Davie, Florida

F2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash	$494,973	$527,056
Trade accounts receivable net of allowance for doubtful accounts of approximately $61,700 and $117,600 at December 31, 2009 and December 31, 2008, respectively	2,144,265	1,966,223
Inventories, net	6,663,246	6,564,909
Prepaid expenses and other current assets	504,384	365,982
Total Current Assets	9,806,868	9,424,170

Property, plant and equipment, net	5,464,356	5,780,395

Other Assets:

Trademarks, trade names and patents, net	330,439	330,439
Due from affiliated companies, net	237,172	910,553
Deposits and other assets	153,224	184,628
Total Other Assets	720,835	1,425,620
Total Assets	$15,992,059	$16,630,185

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade	$1,741,309	$894,193
Line of Credit - bank	250,000	2,800,000
Current portion of long term debt	513,053	584,537
Accrued expenses payable	1,191,987	883,354
Total Current Liabilities	3,696,349	5,162,084

Long term debt, less current portion	2,937,206	3,434,491
Commitments and contingencies	-	-
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,053,816 and 7,886,816 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	80,538	78,868
Additional paid in capital	8,194,917	7,928,269
Less cost of common stock in treasury, 351,503 shares at December 31, 2009 and 2008, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(277,025)	(280,123)
Retained earnings	1,648,087	594,609
Total Shareholders' Equity	9,358,504	8,033,610
Total Liabilities and Shareholders' Equity	$15,992,059	$16,630,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

F3

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Gross sales	$26,281,520	$22,898,989

Less: discounts, returns, and allowances	1,648,630	1,980,922

Net sales	24,632,890	20,918,067

Cost of goods sold	16,763,401	14,918,333

Gross profit	7,869,489	5,999,734

Operating Expenses:
Advertising and promotion	1,661,948	1,331,568
Selling and administrative	4,216,824	3,988,028
Interest expense	205,626	257,020

Total operating expenses	6,084,398	5,576,616

Operating income	1,785,091	423,118

Other income	23,705	21,932

Income before income taxes	1,808,796	445,050

Provision for income taxes	755,318	291,132

Net income	1,053,478	153,918

Other comprehensive income, net of tax
Foreign currency translation adjustment	3,098	(71,074)

Comprehensive income	$1,056,576	$82,844

Income per common share - basic	$0.14	$0.02

Income per common share - diluted	$0.14	$0.02

Weighted average shares - basic	7,673,438	7,814,466
Weighted average shares - diluted	7,697,100	7,814,466

The accompanying notes are an integral part of these financial statements

F4

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock Shares	Amount	Additional paid-in capital	Foreign currency adjustment/ (deficit)	Retained earnings	Treasury stock	Total

January 1, 2008	7,871,816	$78,718	$7,780,547	$(209,049)	$440,691	$(8,195)	$8,082,712

Net Income					153,918		153,918

Bonus shares to employees	15,000	150	17,250				17,400

Stock based compensation			130,472				130,472

Foreign currency translation adjustment				(71,074)			(71,074)

Purchase of treasury stock 343,984 shares						(279,818)	(279,818)

December 31, 2008	7,886,816	$78,868	$7,928,269	$(280,123)	$594,609	$(288,013)	$8,033,610

Net Income					1,053,478		1,053,478

Bonus shares to employees	167,000	1,670	83,623				85,293

Stock based compensation			183,025				183,025

Foreign currency translation adjustment				3,098			3,098

December 31, 2009	8,053,816	$80,538	$8,194,917	$(277,025)	$1,648,087	$(288,013)	$9,358,504

The accompanying notes are an integral part of these financial statements.

F5

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:

Net income	$1,053,478	$153,918
Adjustment to reconcile net income to net cash provided by operations:

Depreciation and amortization	709,855	787,460
Stock based compensation	268,318	147,872
Other operating non cash items	216,844	259,880

Changes in assets and liabilities:

Accounts receivable	(340,356)	(75,078)
Inventory	(152,462)	(811,752)
Deposits and other assets	31,404	69,091
Prepaid expenses	(138,402)	(80,856)
Accounts payable and other accrued liabilities	1,155,749	255,527

Net cash provided by operating activities	2,804,428	706,062

Cash flows from investing activities:

Purchases of property, plant and equipment	(393,816)	(332,043)

Net cash used in investing activities	(393,816)	(332,043)

Cash flows from financing activities:

Increase/(decrease) line of credit, net	(2,550,000)	1,050,000
Amounts due from affiliates	673,381	(801,243)
Payments of long-term debt	(568,769)	(559,856)
Purchase of Treasury Stock	-	(279,818)

Net cash used in financing activities	(2,445,388)	(590,917)

Change in cash prior to effect of exchange rate on cash	(34,776)	(216,898)
Effect of exchange rate on cash	2,693	(6,947)

Net decrease in cash	(32,083)	(223,845)

Cash at beginning of period	527,056	750,901
Cash at end of period	$494,973	$527,056

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$205,626	$231,882
Cash paid for income taxes during period	$714,000	$(110,395)

The accompanying notes are an integral part of these financial statements

F6

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products principally under the Star brite® brand to the marine, automotive and recreational vehicle aftermarkets.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition – Revenue from product sales is recognized when persuasive evidence of a contract exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other allowable deductions from our invoices.

Collectability of accounts receivable - Included in the consolidated balance sheets as of December 31, 2009 and 2008 are allowances for doubtful accounts aggregating approximately $61,700 and $117,600, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the years ended December 31, 2009 and 2008 aggregated approximately $162,300 and $83,500 respectively.

In January 2009, a significant customer filed for bankruptcy (Boaters’ World), representing a maximum risk of loss on unrecoverable receivables of approximately $210 thousand in total. The Company has written off approximately $141 thousand and $69 thousand during the years ended December 31, 2009 and 2008 respectively. The Company has filed with the Bankruptcy Courts for recovery of outstanding receivables, however at this time it is impossible to determine the amount of recovery.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs - All shipping and handling costs incurred by us are included in operating expenses on the statements of income. These costs totaled approximately $855,600 and $886,200 for the years ended December 31, 2009 and 2008 respectively.

Prepaid advertising and catalog costs - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one month to 12 months.  Advertising costs, which are included in advertising and promotion (“A&P”) expense, are expensed as incurred and were $1.7 million and $1.3million in 2009 and 2008 respectively. At December 31, 2009 and 2008 the Company did not have any significant accumulated cost of collateral materials on hand.

Property, plant and equipment – Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and Development Costs —Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations. The Company incurred $30 thousand of research and development expense for the fiscal years ended, 2009 and 2008, respectively.

F7

Stock based compensation – The Company follows, FASC 718-20-10 Compensation - Stock Compensation, which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under FASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded within FASC 718-20-10 Compensation - Stock Compensation. The simplified method can be used after December 31, 2007 only if a company's stock options exercise experience does not provide a reasonable basis upon which to estimate the expected option term. In 2008 and 2009, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option.

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s five largest customers represented approximately 63% and 58% of consolidated net revenues for the years ended December 31, 2009 and 2008, and 58% and 32% of consolidated accounts receivable at December 31, 2009 and 2008, respectively. The Company has a longstanding relationship with each of these entities and has always collected open receivable balances. However, the loss of any of these customers could have an adverse impact on the Company’s operations (see Note 11).

Concentration of cash – At various times of the year and at December 31, 2009, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – We have adopted on January 1, 2008 SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - FASC 825, “Financial Instruments”, which permits entities to choose to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. For purposes of this statement, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, customer credits on account, certain accrued expenses and loans payable to related parties approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value. The adoption of this standard has not had a material effect on the consolidated results of operations and financial position of the Company for the reporting period.

Impairment of long-lived assets - Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with Financial Accounting Standards Codification ("FASC") 360-10, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

F8

Income Taxes – The Company follows the authoritative guidance for income taxes, Statement of Financial Accounting Standards Codification 740 (“FASC 740”) relating to the recognition of current and deferred income taxes. Under the asset and liability method of FASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining whether the realization of deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with FASC 740-10 As of December 31, 2009, we have concluded that it is more likely than not that our deferred tax assets, being not in excess of recoverable income taxes and certain deferred tax liabilities, are probable of realization. Therefore, we recorded no valuation allowance for such deferred tax assets.

In 2007, we adopted the provisions under paragraphs 25-17 and 30-17 of FASC 740-10, Basic Recognition Threshold, previously discussed under FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109, and related guidance and as a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the provision. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities. We reevaluate uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and can have a significant effect on our consolidated financial statements.

In accordance with FASC 740-10 the Company adopted the policy of recognizing penalties in selling and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense. The tax years 2005-2008 remain subject to examinations by major tax jurisdictions.

Trademarks, trade names and patents – The Star brite trade name and trademark were purchased in 1980 for $880,000. The cost of such intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001. In accordance with FASC 350, the Company has determined that these intangible assets have indefinite lives and therefore we no longer recognize amortization expense. The Company evaluates intangible assets for impairment every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. In addition, the Company owns two patents that it believes are valuable in limited product lines, but not material to its success or competitiveness in general. There are no capitalized costs of these two patents.

Foreign currency - Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. The Company’s’ Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statements of Shareholders' Equity. Gains (losses) from foreign currency transactions are included in G&A expense.

Earnings Per Share – The Company computes earnings per share in accordance with the provisions of FASC No. 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive. See Note 12 Earnings per share computation of basic and diluted number of shares.

F9

Note 2 – Inventories:

The composition of inventories at December 31, 2009 and 2008 are as follows:

	2009	2008

Raw materials	$3,595,862	$3,254,212
Finished goods	3,322,692	3,541,908
	6,918,554	6,796,120

Inventory Reserves	(255,308)	(231,211)

Inventory Net	$6,663,246	$6,564,909

At December 31, 2009 and 2008 and for the years then ended, approximately $255,300 and $231,200 respectively is reflected in the accompanying consolidated financial statements as a reserve for slow moving inventory.

In 2008 the Company implemented a new vendor managed inventory program with one of its customers to improve the manner in which it promotes business. The Company manages the inventory levels at this customer’s warehouses and is paid as the products are sold by such customer. This program was initiated in the 3rd quarter 2008 and was fully implemented in November 2008. The total sales credit issued initially to the customer in 2008 was approximately $300,000. The inventories managed at such customer’s warehouses amounted to approximately $387,000 and $146,000 at December 31, 2009 and 2008, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment consisted of the following:

	Estimated
	Useful Life	2009	2008
	– Years
Land		$278,325	$278,325
Building	30 years	4,402,275	4,389,154
Manufacturing and warehouse equipment	6-20 years	6,877,940	6,592,558
Office equipment and furniture	3-5 years	541,449	525,734
Construction in process		109,001	71,929
Leasehold improvement	10-15 years	122,644	122,644
		12,331,634	11,980,344

Less accumulated depreciation		6,867,278	6,199,949

Total property, plant and equipment, net		$5,464,356	$5,780,395

Depreciation expense for the years ended December 31, 2009 and 2008, which includes amortization of capitalized lease assets, amounted to approximately $709,900 and $787,500 respectively.

F10

Note 4 – Revolving Line of Credit:

During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from Regions Bank. The line carried interest based on the 30 day LIBOR rate plus 275 basis points and was collateralized by the Company’s inventory, trade receivables, and intangible assets.

The line was renewed and currently matures on May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.7% at December 31, 2009) and is secured by our trade receivables, inventory, and intangible assets. Under this arrangement, the borrowing base of the loan is calculated based on 80% of the accounts receivable and 50% of the inventory values, as defined in the loan agreement. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At December 31, 2009 and 2008 the Company was in compliance with all financial covenants of the loan agreement and below the amount of the calculated borrowing base.

As of December 31, 2009 and 2008 the Company was obligated to its commercial lender under this arrangement in the amounts of $250,000 and $2,800,000 respectively. The average outstanding loan balances at the years ended December 31, 2009 and 2008 were approximately $2,046,000 and $2,415,000. Interest incurred for the years ended December 31, 2009 and 2008 were approximately $49,000, and $121,000, respectively.

Note 5 – Accrued expenses payable:

Accrued expenses consisted of the following:

	2009	2008

Accrued customer promotions	$367,453	$119,256
Accrued payroll, commissions and employee benefits	238,285	174,013
Accrued income taxes	222,055	180,737
Accrued insurance	160,832	132,130
Other accrued expenses	203,361	277,219
Totals	$1,191,987	$883,354

F11

Note 6 - Long-term debt:

The Company is obligated pursuant to capital leases financed through Industrial Development Bonds. Such obligations were incurred during 1997 and 2002 in connection with building and equipment expansion at the Company’s Alabama manufacturing and distribution facility. Both bear interest at tax-free rates that adjust weekly. At December 31, 2009, $765,000 and $2,600,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the years ended December 31, 2009 and 2008, interest rates ranged between 3.2% and 5.3%, and 1.5% and 8.6% annually, respectively. At December 31, 2008, $1,105,000 and $2,720,000 were outstanding attributable to the 1997 and 2002 series, respectively. Interest expense for 2009 and 2008 were approximately $153,300 and $128,100, respectively. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively.

Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company’s primary commercial bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and manufacturing equipment. On September 26th and October 6th, 2008 the Company was notified by its primary commercial bank, that both the 1997 and 2002 series bonds were being tendered. There has been no default on these bonds by the Company. It is the understanding of the Company that due to the tight credit markets, these bonds were tendered. As a result the Company has been temporarily obligated to its primary commercial bank, for a few weeks during the fourth quarter 2008 and since February 2009, until the credit markets improve sufficiently to remarket these bonds. The interest rate on the loans during this period was prime rate or 5%.  (See Note 14)

During 2009 and 2008, the Company was obligated pursuant to various capital lease agreements covering equipment utilized in the Company’s business activities.  Such obligations, aggregating approximately $51,900 and $60,680 at December 31, 2009 and 2008 respectively, have varying maturities through 2012 and carry interest rates ranging from 7% to 12% for both years.

On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance and interest rate on this obligation at December 31, 2009 and 2008 were approximately $33,400 and $133,000 respectively. Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 2.7% at December 31, 2009 and 3.6% at December 31, 2008, through the maturity on April 15, 2010. Interest incurred for 2009 and 2008 was approximately $2,300 and $9,700 respectively.

F12

The composition of these obligations at December 31, 2009 and 2008 were as follows:

	Current Portion		Long Term Portion
	2009	2008	2009	2008

Industrial Development Bonds	460,000	$460,000	$2,905,000	$3,365,000
Notes payable	33,352	99,996	-	33,352
Capitalized equipment leases	19,701	24,541	32,206	36,139

	$513,053	$584,537	$2,937,206	$3,434,491

Required principal payment obligations attributable to the foregoing are tabulated below:

Year ending December 31,
2010	$513,053
2011	478,226
2012	456,432
2013	442,548
2014	440,000
Thereafter	1,120,000

Total	$3,450,259

Note 7 – Income taxes:

The Company follows FASC 740 for the recognition of income tax expense. Under the asset and liability method of FASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Components of the Company’s consolidated income tax provision are as follows:

	2009	2008

Income tax provision (benefit):
Federal - current	$709,464	$291,132
- deferred	45,854	-
State	-	-

Total	$755,318	$291,132

F13

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	2009		2008
	amount	%	amount	%
Income Tax computed at statutory rate	$614,991	34%	$151,317	34%

Increase (reduction) in income taxes resulting from:
Share based compensation	91,228	5%	50,276	11%
Change in deferred taxes & valuation allowance	80,933	4%	120,754	27%
Other, permanent adjustments	10,200	1%	9,704	2%
Tax credits and prior year tax adj.	(42,034)	-2%	(40,919)	-9%

	$755,318	42%	$291,132	65%

For the year tax year 2008 the Company used available tax loss carryovers available to offset current taxable income aggregating approximately none for federal taxes and approximately none for state tax purposes, expiring in various years through 2026.

The Company’s deferred tax asset and liability accounts consisted of the following at December 31:

	2009	2008
Deferred tax assets:
Depreciation of property and equipment	$-	$-
Reserves for bad debts, inventories, and other accruals	(107,793)	(203,710)
Net operating loss carryforwards	-	-

Deferred tax liabilities:
Depreciation of property and equipment	153,647	199,643
	-

Net	45,854	(4,067)

Less valuation allowance	-	4,067

Net deferred tax (asset)/liability	$45,854	$-

The Company has provided for a valuation allowance against the 2009 deferred tax asset, as there was no assurance that the company would generate future taxable income to derive benefit from the deferred tax assets at the time when such tax assets would become current.

Note 8 – Related party transactions:

At December 31, 2009 and 2008, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company’s president, aggregating on a net basis to a receivable of approximately $237,000 and $911,000, respectively. Such amounts result from sales to the affiliates, allocations of management fees incurred by the Company on the affiliates’ behalf, and funds advanced to or from the Company.

Sales to such affiliates were sold at cost of material and labor plus a profit covering manufacturing overhead costs. In addition, the affiliates are charged for their allocable share of administrative expenses of the Company. The sales and transfers to affiliates aggregated approximately $1,148,400 and $1,208,000 during the years ended December 31, 2009 and 2008, respectively; allocable administrative fees aggregated $325,000 and $275,000 respectively for such periods.

F14

Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by an officer of the Company to conduct product research and development. Such entity received $30,000 per year during the years ended December 31, 2009 and 2008 under such relationship.

A director of the Company, sources most of the Company’s insurance needs at an arm’s length competitive basis.

Note 9 – Commitments:

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

On May 1, 2008, the Company renewed for ten years the existing lease with unchanged conditions. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase on the anniversary of the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6 and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the years ended December 31, 2009 and 2008 amounted to approximately $100,500 each year.

The Company had entered into a corporate guaranty of a mortgage note obligation of such affiliate. The obligation aggregated approximately $274,000 at December 31, 2007, primarily secured by the real estate leased to the Company. The property was refinanced in the 2nd quarter 2008, without a corporate guaranty.

The following is a schedule of minimum future rentals on the non-cancelable operating leases.

12 month period ending December 31,
2010	$101,828
2011	103,864
2012	105,942
2013	108,061
2014	110,222
Thereafter	383,315
$913,232

F15

Note 10 - Stock options:

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

The following schedules reflect the status of outstanding options under the Company’s four stock option qualified and non-qualified plans as of December 31, 2009 and 2008.

2009 yearend
Plan	Date granted	Options outstanding	Exercisable options	Exercise price	Expiration date	Weighted Average remaining life

NON-PLAN	3/25/2009	115,000	115,000	0.55	3/24/2014	4.2
2002 PLAN	11/6/2006	118,000	70,800	0.93	11/05/11	1.8
2007 PLAN	5/17/2007	167,500	67,000	1.66	05/16/12	2.4
2007 PLAN	10/8/2007	2,500	1,000	1.87	10/07/12	2.8
2007 PLAN	12/17/2007	156,500	62,600	1.32	12/16/2012	3.0
2008 PLAN	8/25/2008	159,500	31,900	0.97	08/21/13	3.6
2002 PLAN NQ	10/22/2002	35,000	35,000	1.26	10/21/12	2.8
2002 PLAN NQ	6/20/2003	30,000	30,000	1.03	6/19/2013	3.5
2002 PLAN NQ	5/25/2004	30,000	30,000	1.46	5/24/2014	4.4
2002 PLAN NQ	4/3/2006	40,000	40,000	1.08	4/2/2016	6.3
2002 PLAN NQ	12/17/2007	50,000	50,000	1.32	12/16/17	8.0
2008 PLAN NQ	1/11/2009	50,000	50,000	0.69	1/10/2019	9.0

		954,000	583,300	1.13		3.8

F16

2008 yearend
Plan	Date granted	Options outstanding	Exercisable options	Exercise price	Expiration date	Weighted Average remaining life

NON-PLAN:	3/25/1999	231,000	231,000	0.7576	3/24/09	-
1994 PLAN	10/26/2004	154,500	131,325	1.05	10/25/09	0.8
2002 PLAN	3/2/2004	137,000	130,150	1.62	3/01/09	0.2
2002 PLAN	11/6/2006	133,000	53,200	0.93	11/05/11	2.9
2007 PLAN	5/17/2007	162,500	44250.2	1.66	05/16/12	4.1
2007 PLAN	10/8/2007	2,000	400	1.87	10/07/12	3.8
2007 PLAN	12/17/2007	156,500	30700	1.32	12/16/17	4.0
2002 PLAN NQ	10/22/2002	35,000	35,000	1.26	10/21/12	3.8
2002 PLAN NQ	6/20/2003	30,000	30,000	1.03	6/19/13	4.5
2002 PLAN NQ	5/25/2004	40,000	40,000	1.46	5/24/14	5.4
2002 PLAN NQ	4/3/2006	30,000	30,000	1.08	4/02/16	7.3
2002 PLAN NQ	12/17/2007	50,000	50,000	1.32	12/16/17	9.0

		1,321,000	806,025	1.17		2.8

In addition to the foregoing, on March 25, 1999, the Company granted two officers a five-year option for 115,500 shares each, as adjusted for the Company’s stock dividend distributions of 2000 and 2002, at an exercise price of $.758 representing the market price at the time of grant. Such grants were awarded in consideration of a loan to the Company in the amount of $400,000 from an affiliated company in which they are each 50% co-shareholders. During 2004, the underlying loan was modified to extend the maturity date and, accordingly, the options were extended for an additional five years expiring March 25, 2009.

As of December 31, 2009, the number of options outstanding and the number of shares available for grant under each Stock Options qualified and non-qualified plan options is presented below:

Plan	Options Outstanding		Options Available for Grant
NON-PLAN	115,000	shares	N/A
1994 PLAN	0	shares	None
2002 PLAN	118,000	shares	None
2007 PLAN	326,500	shares	73,500
2008 PLAN	159,500	shares	240,500
2002 PLAN NQ	185,000	shares	15,000
2008 PLAN NQ	50,000	shares	150,000
Totals	954,000	shares	464,000

F17

A summary of the Company’s stock options as of December 31, 2009 and 2008, and changes during the years ending on these dates, is presented below:

	2009		2008
	Shares	Weighted Average	Shares	Weighted Average
		Exercise Price		Exercise Price
Options outstanding beginning of the year	1,090,000	$1.26	930,500	$1.31

Options granted	50,000	0.69	159,500	0.97
Options exercised	-	-	-	-
Options forfeited or expired	(301,000)	1.30	-	-

Options outstanding at end of the year	839,000	1.21	1,090,000	1.26

Non Plan Options	115,000	0.55	231,000	0.76

Totals	954,000	$1.13	1,321,000	$1.17

Stock options are granted annually to selective executives, key employees, directors and others pursuant to the terms of the Company’s various plans. Such grants are made at the discretion of the Board of Directors. Qualified options typically have a five-year life with vesting occurring at 20% per year on a cumulative basis with forfeiture at the end of the option, if not exercised. Non qualified options granted to outside Directors have a 10 year life and are immediately exercisable. Compensation cost recognized during the year ended December 31, 2009 and 2008 attributable to stock options amounted to approximately $183,000 and $130,500, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2009 and 2008; risk free rate ranging from 3.57% to 4.88%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 100.0% to 108.0%.

As of December 31, 2009 and 2008 there was approximately $258,600 and $389,700 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.

Note 11 – Major customers:

The Company has two major customers, with sales in excess of 10% of consolidated net revenue for the year ended December 31, 2009. Sales to these two customers represented approximately 35% and 15% of consolidated net revenues.  In 2008, one customer had sales that represented approximately 38% of net revenues.

The Company’s top five customers represented approximately 63% and 58%, of consolidated net revenues for the years ended December 31, 2009 and 2008 and 58% and 32% of consolidated trade receivables at the balance sheet dates December 31, 2009 and 2008, respectively. The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company’s operations. The Company has included in the consolidated balance sheet as of December 31, 2008 an additional allowance for doubtful accounts aggregating approximately $69,000 to reflect outstanding receivables to Boaters’ World at December 31, 2008 related to bankruptcy filings for Boaters’ World.  In 2009 the Company provided an additional allowance for doubtful accounts of $141,000 for 2009 sales to Boaters’ World. The recession is expected to increase the Company’s risk related to sales and collection of accounts receivable.

F18

Note 12 – Earnings per share:

Earnings per share are reported pursuant to the provisions of FASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Basic weighted-average common shares outstanding	7,673,438	7,814,466

Dilutive effect of stock plans, other options & conversion rights	23,662	0

Dilutive weighted-average shares outstanding	7,697,100	7,814,466

Note 13 – Shareholders’ equity:

During the years ended December 31, 2009 and 2008 the Company granted 167,000 and 15,000 shares of restricted common stock, respectively to certain executives, key employees and others as a component of annual compensation. Charges to operations attributable to such awards aggregated approximately $85,300 and $17,400 for each period, respectively.

Compensation costs recognized during the years ended December 31, 2009 and 2008 attributable to stock options amounted to $183,025 and $130,472, respectively and is reflected in the accompanying financial statements as increase in additional paid-in capital.

Note 14 – Subsequent Events:

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASC Topic 855 on June 30, 2009.  We evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through March 25, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after March 25, 2010.

F19

On January 19, 2010, the Company entered into a Letter of Intent with BBL Distributing, Inc. to form a joint venture with Odor Star Technology LLC.   This venture would expand the Company into a new group of products using chlorine-dioxide with a patented delivery system to safely kill mold, mildew, bacteria, and viruses. On December 15, 2009, Odor Star Technology was organized in the State of Florida as an LLC as a 50% joint venture.

On March 3, 2010, the Company received notification from its re-marketing agent that its City of Montgomery, AL. Series 1997 and Series 2002 Industrial Revenue Bonds with an approximate aggregate balance of $3,250,000, were sold to various bondholders. As previously disclosed, these bonds were tendered back to the Company during February 2009 resulting in a default interest rate of approximately prime rate. As a result of the re-marketing, the current interest rate will be approximately 2 percent per annum and will adjust weekly, based on prevailing trends in the tax exempt interest market. These bonds are backed with a Letter of Credit from the financial institution. Under the terms of the Letter of Credit, the financial institution is obligated to pay the bondholders, if tendered.

Note -15- Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the company.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2010 and December 31, 2009, we did not have any minority interests.  The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  We had no shares of unvested restricted stock as of December 31, 2008 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the quarter or nine months ended December 31, 2008.

F20

In November 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging.” that changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. The adoption of FASB ASC Topic 815 did not have an impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” which requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. FASB ASC Topic 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date.  We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after April 1, 2009.  The adoption of FASB ASC Topic 805 did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB guidance now codified as FASB ASC Topic 718-740, “Compensation – Stock Compensation, Income Taxes.”  FASB ASC Topic 718-740 requires us to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of FASB ASC Topic 718-740 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009.  The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

F21

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 718-10-S99, “Compensation – Stock Compensation – Escrowed Share Arrangement and the Presumption of Compensation,” to clarify SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The adoption of this pronouncement did not have an impact on our financial condition or results of operations.

In December 2009, the FASB issued FASB ASU 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets", to clarify SFAS 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal 2010. We do not believe that the adoption of ASU 2009-16 will have a material effect on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes that, with the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s results of operations, financial position or cash flow.

F22