Form 10-Q
period 2010-05-13
OCEAN BIO CHEM INC
filed 2010-05-13
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  0-11102

OCEAN BIO-CHEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1564329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4041 SW 47 Avenue, Ft. Lauderdale, Florida 33314-4023
 (Address of principal executive offices)

954-587-6280
(Registrant�s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☒

The number of shares of the Registrant�s common stock outstanding as of May 1, 2010, was 7,702,313.

1 / 18

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

2 / 18

Index

PART I - FINANCIAL INFORMATION
Item 1. � Financial Statements
OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$375,144	$494,973
Trade accounts receivable net of allowance for doubtful accounts of approximately $67,000 and $61,700 at March 31, 2010 and December 31, 2009, respectively	2,210,834	2,144,265
Inventories, net	7,804,188	6,663,246
Prepaid expenses and other current assets	350,807	504,384
Total Current Assets	10,740,973	9,806,868
Property, plant and equipment, net	5,358,313	5,464,356
Other Assets:
Trademarks, trade names and patents, net	330,439	330,439
Due from affiliated companies, net	531,120	237,172
Deposits and other assets	156,537	153,224
Total Other Assets	1,018,096	720,835
Total Assets	$17,117,382	$15,992,059
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$1,666,421	$1,741,309
Revolving line of credit	1,500,000	250,000
Current portion of long term debt	486,440	513,053
Accrued expenses payable	895,589	1,191,987
Total Current Liabilities	4,548,450	3,696,349
Long term debt, less current portion	2,817,719	2,937,206
Commitments and contingencies	-	-
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,053,816 shares issued at March 31, 2010 and December 31, 2009, respectively	80,538	80,538
Additional paid in capital	8,218,870	8,194,917
Less cost of common stock in treasury, 351,503 shares at March 31, 2010 and December 31, 2009, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(302,714)	(277,025)
Retained earnings	2,042,532	1,648,087
Total Shareholders' Equity	9,751,213	9,358,504

Total Liabilities and Shareholders' Equity	$17,117,382	$15,992,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 / 18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009

Gross sales	$5,398,416	$4,341,354
Less: discounts, returns, and allowances	200,542	231,371
Net sales	5,197,874	4,109,983
Cost of goods sold	3,465,309	2,660,099
Gross profit	1,732,565	1,449,884
Operating Expenses:
Advertising and promotion	269,629	321,979
Selling and administrative	783,239	851,533
Interest expense	27,569	70,925
Total operating expenses	1,080,437	1,244,437
Operating income	652,128	205,447
Other income	22,317	11,571
Income before income taxes	674,445	217,018
Provision for income taxes	280,000	91,158
Net income	394,445	125,860
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(25,689)	30,167
Comprehensive income	$368,756	$156,027
Income per common share - basic	$0.05	$0.02
Income per common share - diluted	$0.05	$0.02
Weighted average shares - basic	7,702,313	7,590,146
Weighted average shares - diluted	8,015,232	7,590,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4 / 18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$394,445	$125,860
Adjustment to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	162,030	179,449
Stock based compensation	23,953	101,300
Other operating non cash items	123,332	114,577
Changes in assets and liabilities:
Accounts receivable	(64,901)	22,377
Inventory	(1,265,942)	(1,176,162)
Deposits and other assets	(3,313)	(24,000)
Prepaid expenses	153,576	100,531
Accounts payable and other accrued liabilities	(395,494)	277,643
Net cash (used in) operating activities	(872,315)	(278,425)
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,987)	(91,064)
Net cash (used in) investing activities	(55,987)	(91,064)
Cash flows from financing activities:
Borrowings line of credit, net	1,250,000	400,000
Amounts due from affiliates	(293,948)	(4,193)
Payments of long term debt	(146,100)	(146,613)
Net cash provided by financing activities	809,952	249,194
Change in cash prior to effect of exchange rate on cash	(118,350)	(120,295)
Effect of exchange rate on cash	(1,479)	(187)
Net (decrease) in cash	(119,829)	(120,482)
Cash at beginning of period	494,973	527,056
Cash at end of period	$375,144	$406,574
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$27,569	$70,925
Cash paid for income taxes during period	$(200,000)	$(185,000)

The company had no cash equivalents at March 31, 2010, and 2009.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5 / 18

Index

OCEAN BIO CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

Interim Reporting
The accompanying unaudited consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries (�the Company�). All significant inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Article 8 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010 due to seasonal fluctuations in the Company�s business, changes in economic conditions and other factors.

For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company�s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates, and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers� promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount � receipt and payments recorded in a liability account.

Collectability of accounts receivable
Included in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 are allowances for doubtful accounts aggregating approximately $67,000 and $61,700, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the quarters ended March 31, 2010, and 2009 aggregated approximately a net expense of $5,200 and a net expense of $61,100 respectively.  At March 31, 2010 the Company had a concentration of accounts receivable with one customer totaling 35% of the total outstanding accounts receivable.

Cost of goods sold/selling, general and administrative expenses
Cost of goods sold includes all of the direct and indirect costs of manufacturing our products.  Included therein specifically are warehousing costs of both raw and finished materials, in-bound freight, out-bound freight (in those instances that we absorb such costs), purchasing, receiving, and inspection costs. Other costs of the distribution network are reflected in Selling, General, and Administrative expenses. Also included therein are managerial and clerical wages and related expenses, office and administrative occupancy costs, taxes, professional fees, insurance coverage�s and other related expenses.

Inventories
Inventories are comprised of raw materials, work-in process and finished goods and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2010 and December 31, 2009, approximately $291,400 and $255,300 respectively is reflected in the accompanying consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

6 / 18

Index

Share Based Compensation
In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under FASC 718-20-10 Compensation - Stock Compensation. The simplified method can be used after December 31, 2007 only if a company's stock options exercise experience does not provide a reasonable basis upon which to estimate the expected option term. We utilize the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option.

Fair Value of Financial Instruments
The Company adopted ASC topic 820, �Fair Value Measurements and Disclosures� (ASC 820), formerly SFAS No. 157 �Fair Value Measurements,� effective January 1, 2009. ASC 820 defines �fair value� as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company�s financial statements.
ASC 820 also describes three levels of inputs that may be used to measure fair value:

�	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

�	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

�	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management�s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, bank line of credit, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management�s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Subsequent events
The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, �Consolidation.� FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2010 and December 31, 2009, we did not have any minority interests.  The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, �Equity � Stock Dividends and Stock Splits,� to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

7 / 18

Index

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 718-10-S99, �Compensation � Stock Compensation � Escrowed Share Arrangement and the Presumption of Compensation,� to clarify SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The adoption of this pronouncement did not have an impact on our financial condition or results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

3.  INVENTORIES

Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009

Raw materials	$3,910,274	$3,595,862
Finished goods	4,185,305	3,322,692
	8,095,579	6,918,554

Inventory Reserves	(291,391)	(255,308)
Inventory Net	$7,804,188	$6,663,246

At March 31, 2010 and December 31, 2009, inventory reserves included approximately $291,400 and $255,300 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

8 / 18

Index

4.  PROPERTY, PLANT & EQUIPMENT

The Company�s property, plant, and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	Estimated
	Useful Life	2010	2009
	� Years
Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,001,353	6,877,940
Office equipment and furniture	3-5 years	552,985	541,449
Construction in process		39,642	109,001
Leasehold improvement	10-15 years	114,247	122,644
		12,388,827	12,331,634

Less accumulated depreciation		7,030,514	6,867,278

Total property, plant and equipment, net		$5,358,313	$5,464,356

5. REVOLVING LINE OF CREDIT

During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from Regions Bank. The line carried interest based on the 30 day LIBOR rate plus 275 basis points and was collateralized by the Company�s inventory, trade receivables, and intangible assets.

The line was renewed and currently matures on May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.74% at March 31, 2010) and is secured by our trade receivables, inventory, and intangible assets. Under this arrangement, the borrowing base of the loan is calculated based on 80% of the accounts receivable and 50% of the inventory values, as defined in the loan agreement. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At March 31, 2010 the Company was in compliance with all financial covenants of the loan agreement and below the amount of the calculated borrowing base. As of March 31, 2010 the Company was obligated to its commercial lender under this arrangement in the amount of $1,500,000.

6.  LONG-TERM DEBT

In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003. Both bear interest at tax-free rates that adjust weekly.  The bonds were tendered in early 2009 and currently bear interest at current market rates.  Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At March 31, 2010, $680,000 and $2,570,000 were outstanding attributable to the 1997 and 2002 series, respectively. During the three months ended March 31, 2010 interest rates ranged between 2.0% and 3.25%.

9 / 18

Index

Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company�s primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. Under such letters of credit agreements maturing on July 31, 2010, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. The Company has been in compliance with its debt covenants since the origination of such standby letters of credit.

On March 3, 2010, the Company received notification from its remarketing agent that its City of Montgomery, AL. Series 1997 and Series 2002 Industrial Development Bonds with an approximate aggregate balance of $3,250,000, were sold to various bondholders. As previously disclosed, these bonds were tendered back to the Company during February 2009 resulting in a default interest rate of approximately prime rate. As a result of the remarketing, the current interest rate will be approximately 2 percent per annum and will adjust weekly, based on prevailing trends in the tax exempt interest market. These bonds are backed with a Letter of Credit from the financial institution. Under the terms of the Letter of Credit, the financial institution is obligated to pay the bondholders, if there is a default by the Company.

During 2010, the Company was obligated pursuant to various capital lease agreements covering equipment utilized in the Company�s business activities. Such obligations, aggregating approximately $45,800 at March 31, 2010, have varying maturities through 2012 and carry interest rates ranging from 7% to 12%.

On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest. The outstanding balance on this obligation at March 31, 2010 was approximately $8,300.  Interest rate is calculated at LIBOR plus 2.5% per annum, respectively 2.74% at March 31, 2010, through the maturity on April 15, 2010. Interest incurred for the three months period ended on March 31, 2010 was approximately $100.

	Current Portion		Long Term Portion
	2010	2009	2010	2009

Industrial Development Bonds	$460,000	$460,000	$2,790,000	$2,905,000
Notes payable	8,353	33,352	-	-
Capitalized equipment leases	18,087	19,701	27,719	32,206

	$486,440	$513,053	$2,817,719	$2,937,206

Required principal payment obligations attributable to the foregoing are tabulated below:

12 month period ending March 31,

2011	$486,440
2012	478,117
2013	448,146
2014	441,456
2015	440,000
Thereafter	1,010,000

Total	$3,304,159

10 / 18

Index

7.  RELATED PARTY TRANSACTIONS

At March 31, 2010 and December 31, 2009, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company�s president, aggregating a receivable of approximately $531,000 and $237,000 respectively. Such amounts result from sales and transfers to the affiliates, as well as allocations of management fees incurred by the Company on the affiliates� behalf, and funds advanced to or from the Company.

Sales to such affiliates, which act as foreign distributors, were sold at cost of material and labor plus an amount to cover manufacturing overhead costs and profits.  The sales and transfers to affiliates aggregated approximately $430,600 and $316,400 during the three months ended March 31, 2010 and 2009, respectively.  In addition, the affiliates are charged for their allocable share of administrative expenses of the Company.  Allocable administrative fees aggregated $50,000 and $75,000 for the three months period ended March 31, 2010 and 2009, respectively.

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

A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research, development and testing of products. Such entity received $7,500 during the three months periods ended March 31, 2010 and 2009 under such relationship.

A Director of the Company sources most of the Company�s insurance needs at an arm�s length basis.

8.  COMMITMENTS

On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by certain officers of the Company. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase annually on the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the three months period ended March 31, 2010 and 2009 amounted to approximately $23,700 respectively.

The following is a schedule of minimum future rentals on the non-cancelable operating lease:
12 month period ending March 31,

2011	102,330
2012	104,377
2013	106,464
2014	108,594
2015	110,766
Thereafter:	355,578

$888,109

11 / 18

Index

9.  EARNINGS PER SHARE

	Three months
	ended March 31,
	2010	2009

Weighted-average common shares outstanding	7,702,313	7,590,146

Dilutive effect of stock plans, other options & conversion rights	312,919	0

Diluted weighted-average shares outstanding	8,015,232	7,590,146

10.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company did not issue any Incentive Stock Options, Non Qualified Stock Options or issue any Stock Awards in the first quarter 2010.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate ranging from 1.1% to 1.7%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 97%. Compensation cost recognized during the three months period ended March 31, 2010 attributable to stock options amounted to approximately $24,000. Compensation costs to be recognized over 2010 is approximately $96,000.  As of March 31, 2010 there was approximately $140,700 of unrecognized compensation cost related to unvested share based compensation arrangements. That cost will be charged against operations as the respective options vest through December, 2013.

The following schedule reflects the detailed status of outstanding options under the Company�s three stock option qualified, two non-qualified plans and a non-plan option grant as of March 31, 2010.

12 / 18

Index

	Date	Options	Exercisable	Exercise	Expiration	Weighted Av.
Plan	granted	outstanding	options	price	date	remaining life

NON-PLAN	03/25/09	115,000	115,000	0.55	03/24/14	4.0
2002 PLAN	11/06/06	118,000	70,800	0.93	11/05/11	1.6
2007 PLAN	05/17/07	167,500	67,000	1.66	05/16/12	2.1
2007 PLAN	10/08/07	2,500	1,000	1.87	10/07/12	2.5
2007 PLAN	12/17/07	156,500	62,600	1.32	12/16/12	2.7
2008 PLAN	08/25/08	159,500	31,900	0.97	08/21/13	3.4
2002 PLAN NQ	10/22/02	35,000	35,000	1.26	10/21/12	2.6
2002 PLAN NQ	06/20/03	30,000	30,000	1.03	06/19/13	3.2
2002 PLAN NQ	05/25/04	30,000	30,000	1.46	05/24/14	4.2
2002 PLAN NQ	04/03/06	40,000	40,000	1.08	04/02/16	6.0
2002 PLAN NQ	12/17/07	50,000	50,000	1.32	12/16/17	7.7
2008 PLAN NQ	01/11/09	50,000	50,000	0.69	01/10/19	8.8

		954,000	583,300	1.13		3.5

On April 26, 2010 each independent Director received a grant of options to acquire 5,000 shares of our common stock at an exercise price of $2.07 per share, the fair market value of the underlying shares on the date of grant.  These options are immediately exercisable and expire on April 25, 2020.

On April 27, 2010 we issued 144,500 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $2.08 per share. Shares were awarded to Officers as follows:

Peter G. Dornau, President and CEO	20,000	shares
Jeffrey S. Barocas, Vice President and CFO	17,000	shares
William Dudman, Vice President	20,000	shares
Gregor M. Dornau, Vice President - Sales & Marketing	20,000	shares
Total	77,000	shares
Other employees, as a group (13 individuals)	67,500	shares

Total restricted shares awarded	144,500	shares

11.  SUBSEQUENT EVENT

During May 2010, the Company completed the formation of a joint-venture whereby the Company will own 50% of the newly created entity formed for manufacturing and distribution of a new product line.  The Company has contributed capital of approximately $372,000 to the joint-venture  which will hold certain patents and EPA Registrations contributed by the other 50% owner.  The Company anticipates that it may need to advance additional working capital in order to fund certain costs to be incurred by the joint venture.  However, the potential amount of such advances cannot be determined at this time.

13 / 18

Index

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking Statements:

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as �may�, �will�, �expect�, �anticipate�, �intend�, �could� or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company�s results include, but are not limited to, the highly competitive nature of the Company�s industry, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Critical accounting policies and estimates:

See Note 1 �Summary of Accounting Policies� in the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Liquidity and Capital Resources:

The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On May 31, 2008 this line of credit was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (approximately 2.74% at March 31, 2010) and is secured by our trade receivables, inventory, and intangible assets. We are required to maintain a minimum working capital of $ 1.5 million and meet certain other financial covenants during the term of the agreement. At March 31, 2010 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $1,500,000.

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

14 / 18

Index

The bonds when reissued are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. During the three months ended March 31, 2010 interest rates ranged between 2.0% and 3.25%.

Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company�s primary commercial bank � Regions Bank. Security for the Letter of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment.

On March 3, 2010, the Company received notification from its re-marketing agent that its City of Montgomery, AL. Series 1997 and Series 2002 Industrial Development Bonds with an approximate aggregate balance of $3,250,000, were sold to various bondholders. As previously disclosed, these bonds were tendered back to the Company during February 2009 resulting in a default interest rate of approximately prime rate. As a result of the re-marketing, the current interest rate will be approximately 2 percent per annum and will adjust weekly, based on prevailing trends in the tax exempt interest market. These bonds are backed with a Letter of Credit from the financial institution. Under the terms of the Letter of Credit, the financial institution is obligated to pay the bondholders, if tendered.

On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. The outstanding balance and interest rate on this obligation at March 31, 2010 was approximately $8,300 and interest rate is LIBOR plus 2.5% per annum (or approximately 2.74% at March 31, 2010).

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

As of March 31, 2010 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

15 / 18

Index

Results of Operations:

For the Three Months Ended March 31, 2010 compared to the Three Months ended March 31, 2009

Net sales were approximately $5,198,000 for the three months ended March 31, 2010 compared to $4,110,000 for the comparative quarter 2009, an increase of approximately $1,088,000 or 26.5%. The Company increased its sales both within its� core marine/boating markets as well as increasing sales into newer markets.  In the first quarter the Company also expanded its distribution to several new customers, as well as increasing sales to existing customers.  The Company had increased sales in a majority of its product groups including antifreeze, oils and marine products, both of Starbrite branded and private label products

Cost of goods sold as a percentage of net sales increased to 66.7% in 2010 from 64.7% for the comparative 2009 quarter. The increase in cost of goods as a percent of sales was a result of increasing oil prices and the resulting increase in the Company�s petrochemical based raw materials.  This increase was partially offset by improved performance in our manufacturing operations, as a result of increased production volume.

Advertising and promotion expenses -  were approximately $270,000 compared to $322,000 for the comparative 2009 first quarter  The decrease in expenses of approximately $52,000 is a result of timing of ad placements.  It is not anticipated that the full year advertising expenditures will be lower than 2009 full year advertising spending.

Selling and administrative expenses decreased approximately $68,000 to $783,000 from $852,000, for the comparative quarters.  The largest decreases were the reductions in two non cash items.  In the first quarter 2009 the Company provided for a partial provision for allowance for doubtful accounts after the filing of bankruptcy from one of our larger customers � Boaters� World.  In addition, the Company in the first quarter 2009 had a non-cash expense for the issuance of stock awards granted to officers and key employees of the Company.  Neither of these expenses was incurred in the first quarter of 2010.

Interest expense decreased by approximately $43,400 for the quarter ended March 31, 2010 to $27,600 compared to the corresponding quarter of $71,000 in 2009.  The lower interest expense is a result in lower overall average borrowings on the Company�s line of credit, in conjunction with lower interest rates on the Company�s IRB�s which remarketed in the first quarter of this year.

Operating income was approximately $652,000 compared to $205,000, for the comparative 2009 first quarter, an increase of $447,000 or 218%. This is a result of higher sales volume and lower operating expenses partially offset with higher cost of materials as detailed above in Cost of goods sold paragraph.

Income taxes   -   The Company had income tax provision for the quarter of $280,000 or 41.5% of pretax income compared to the corresponding quarter of $91,000 in 2009 and 42.0% of pretax income.

Net profit for the quarter ended March 31, 2010 was approximately $394,000 compared to $126,000 for the comparable period in 2009 an increase of 268%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:
The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (�CEO�) and the Vice President - Finance and Chief Financial Officer (�CFO�), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

16 / 18

Index

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II � OTHER INFORMATION

Item 1. - Legal Proceedings

The Company was the Plaintiff in the United States District Court for the Southern District of Florida., in the matter of Star-brite Distributing, Inc., v. Kop-Coat, Inc., Case No. 09-60812-CIV-Cohn/Seltzer.

On March 15, 2010, the Company amicably settled the lawsuit with Kop-Coat (Valvtech) in the United States District Court for the Southern District of Florida.

Item 1A. � Risk Factors

Not Applicable

Item 2. � Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. � Defaults Upon Senior Securities

None.

Item 4 � Submission of Matters to Vote of Security Holders

Not applicable

Item 5 � Other Information

Not applicable

Item 6. � Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

17 / 18

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Date:	May 14, 2010	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Chief Financial Officer

18 / 18