Form 10-Q
period 2010-06-30
OCEAN BIO CHEM INC
filed 2010-08-13
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

954-587-6280
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of August 13, 2010 was 7,853,613.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

2/18

Index

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements
OCEAN BIO-CHEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$570,899	$494,973
Trade accounts receivable net of allowance for doubtful accounts of approximately $65,600 and $61,700 at June 30, 2010 and December 31, 2009, respectively	2,300,340	2,144,265
Inventories, net	7,806,905	6,663,246
Prepaid expenses and other current assets	295,360	504,384
Total Current Assets	10,973,504	9,806,868

Property, plant and equipment, net	5,468,514	5,464,356

Other Assets:
Trademarks, trade names and patents, net	947,814	330,439
Due from affiliated companies, net	335,756	237,172
Other assets	89,926	153,224

Total Other Assets	1,373,496	720,835
Total Assets	$17,815,514	$15,992,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$1,467,524	$1,741,309
Revolving Line of Credit	1,000,000	250,000
Current portion of long term debt	486,774	513,053
Accrued expenses payable	1,330,168	1,191,987
Total Current Liabilities	4,284,466	3,696,349
Long term debt, less current portion	2,723,436	2,937,206
Total Liabilities	7,007,902	6,633,555

Commitments and contingencies	-	-
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,205,116 and 8,053,816 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	82,051	80,538
Additional paid in capital	8,548,401	8,194,917
Less cost of common stock in treasury, 351,503 shares at June 30, 2010 and December 31, 2009, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(270,157)	(277,025)
Retained earnings	2,414,542	1,648,087
Total Shareholders' Equity of Ocean Bio-Chem., Inc. and Subsidiaries	10,486,824	9,358,504

Noncontrolling interest	320,788	-

Total Shareholders' Equity	10,807,612	9,358,504
Total Liabilities and Shareholders' Equity	$17,815,514	$15,992,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3/18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2010	2009	2010	2009

Gross sales	$7,692,395	$5,969,103	$13,090,811	$10,310,457

Less: discounts, returns, and allowances	338,976	253,734	539,518	485,105

Net sales	7,353,419	5,715,369	12,551,293	9,825,352

Cost of goods sold	4,619,790	3,750,912	8,085,099	6,411,011

Gross profit	2,733,629	1,964,457	4,466,194	3,414,341

Operating Expenses:
Advertising and promotion	417,645	576,434	687,274	898,413
Selling and administrative expense	1,608,871	992,770	2,392,110	1,844,303
Interest expense	40,403	57,306	67,972	128,231

Total operating expenses	2,066,919	1,626,510	3,147,356	2,870,947

Operating income	666,710	337,947	1,318,838	543,394

Other income	-	-	22,317	11,571

Income before income taxes	666,710	337,947	1,341,155	554,965

Provision for income taxes	294,700	204,520	574,700	295,678

Net income	372,010	133,427	766,455	259,287

Other comprehensive income / (loss)
Foreign currency translation adjustment	32,557	(30,520)	6,868	(353)

Comprehensive income	$404,567	$102,907	$773,323	$258,934

Income per common share - basic	$0.05	$0.02	$0.10	$0.03

Income per common share - diluted	$0.04	$0.02	$0.09	$0.03

Weighted average shares - basic	7,746,886	7,699,813	7,724,722	7,644,980
Weighted average shares - diluted	8,615,326	7,754,205	8,362,719	7,686,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4/18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:

Net income	$766,455	$259,287
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	333,289	358,539
Stock based compensation	337,386	147,800
Other operating non cash items	34,315	113,435
Changes in assets and liabilities:
Accounts receivable	(159,942)	(469,253)
Inventory	(1,186,777)	(690,583)
Other assets	63,298	62,078
Prepaid expenses	209,024	184,319
Amounts due from affiliates	(98,584)	716,050
Accounts payable and other accrued liabilities	(135,604)	404,856
Net cash provided by operating activities	162,860	1,086,528
Cash flows from investing activities:
Purchases of property, plant and equipment	(322,747)	(148,328)
Trademarks, trade names and patents, net	(177,036)	-
Contributions to joint venture	(103,627)	-
Net cash used in investing activities	(603,410)	(148,328)
Cash flows from financing activities:
Borrowings line of credit, net	750,000	(500,000)
Payments on long-term debt	(240,049)	(292,854)
Proceeds from exercise of stock options	7,085	-
Net cash provided by (used in) financing activities	517,036	(792,854)
Change in cash prior to effect of exchange rate on cash	76,486	145,346
Effect of exchange rate on cash	(560)	2,198
Net increase in cash	75,926	147,544
Cash at beginning of period	494,973	527,056
Cash at end of period	$570,899	$674,600
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$44,022	$128,231
Cash paid for income taxes during period	$450,000	$239,000
Supplemental disclosure of non-cash investing activities:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents	$440,339
Inventory	22,965
Equipment	14,700
Total assets contributed to consolidated joint venture by noncontrolling partner	$478,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5/18

Index

 OCEAN BIO CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries (“the Company”), all of which are wholly-owned, and a joint venture in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates, and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers’ promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount – receipt and payments recorded in a liability account.

Collectability of accounts receivable
Included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 are allowances for doubtful accounts aggregating approximately $65,600 and $61,700, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. Consolidated bad debt expense charged against operations for the six month period ended June 30, 2010, and 2009 aggregated approximately a net expense of $7,700 and a net expense of $68,600 respectively.  At June 30, 2010 the Company had a concentration of accounts receivable with one customer totaling 28% of the total outstanding accounts receivable.

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

6/18

Index

Inventories
Inventories are comprised of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2010 and December 31, 2009, $321,391 and $255,308 respectively is reflected in the accompanying condensed consolidated financial statements as a reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

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

Fair Value of Financial Instruments
The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

●	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, bank line of credit, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Noncontrolling Interest
Noncontrolling interest represents the portion of equity that we do not own in the entity that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC 810.  The Company has a controlling interest in the Odorstar  Technology, LLC. joint venture.  The Company and BBL Distributors, LLC.  will  distribute profits and losses equally, and contribute equally to the joint venture.  The Company has a controlling interest because of its management of Odorstar  Technology, LLC.

Subsequent events
The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

7/18

Index

2.  RECENT ACCOUNTING PRONOUNCEMENTS

 In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  At June 30, 2010 the Company included as part of its equity a non-controlling interest related to a  joint venture,  and  at December 31, 2009, the Company did not have any non-controlling interests.

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

3.  INVENTORIES

Inventories are comprised of raw materials and finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at June 30, 2010 and December 31, 2009 are as follows:

	2010	2009

Raw materials	$4,056,275	$3,595,862
Finished goods	4,072,021	3,322,692
	8,128,296	6,918,554

Inventory Reserves	(321,391)	(255,308)
Inventory Net	$7,806,905	$6,663,246

At June 30, 2010 and December 31, 2009, inventory reserves included $321,391 and $255,308 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

8/18

Index

4.  PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant, and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	Estimated Useful Life Years	2010	2009

Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,045,122	6,877,940
Office equipment and furniture	3-5 years	555,612	541,449
Construction in process		265,103	109,001
Leasehold improvement	10-15 years	122,644	122,644
		12,669,081	12,331,634

Less accumulated depreciation		7,200,567	6,867,278

Total property, plant and equipment, net		$5,468,514	$5,464,356

5.  NONCONTROLLING INTEREST

On May 4, 2010, the Company entered into a joint venture agreement with BBL Distributors, LLC.  The new joint venture OdorStar Technology, LLC. (OST) has patents and EPA registrations for a variety of chlorine dioxide products. The Company and BBL Distributors, LLC will distribute profits and losses of OST equally.  The Company includes OST as part of its consolidated financial statements as a result of the Company’s power to direct the activities of  OST that most significantly impact its economic performance, and the potential for the results of OST’s operations to be significant.  The Company’s June 30, 2010 consolidated financial statements included $659,000 in assets from OST and an operating loss of $53,000.

6. REVOLVING LINE OF CREDIT

During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from Regions Bank. The line carried interest based on the 30 day LIBOR rate plus 275 basis points and was collateralized by the Company’s inventory, trade receivables, and intangible assets.

The line was renewed and currently matures on May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points
 ( 2.81% at June 30, 2010) and is secured by our trade receivables, inventory, and intangible assets. Under this arrangement, the borrowing base of the loan is calculated based on 80% of the accounts receivable and 50% of the inventory values, as defined in the loan agreement. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At June 30, 2010 the Company was in compliance with all financial covenants of the loan agreement and below the amount of the calculated borrowing base. As of June 30, 2010,  the Company was obligated to its commercial lender under this arrangement in the amount of $1,000,000.

7.  LONG-TERM DEBT

In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003. Both bear interest at tax-free rates that adjust weekly.  The bonds were tendered in early 2009 with interest based upon markets rates at the time of issuance. The bonds were subsequently remarketed in March 2010.  The interest rate is variable and priced weekly at an auction.   Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. At June 30, 2010, $595,000 and $2,540,000 were outstanding attributable to the 1997 and 2002 series, respectively. The interest rate at June 30, 2010 is 2.0%.

9/18

Index

Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company’s primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. Under such letters of credit agreements maturing on July 31, 2010, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. The Company has been in compliance with its debt covenants since the origination of such standby letters of credit.

On March 3, 2010, the Company received notification from its remarketing agent that its City of Montgomery, AL. Series 1997 and Series 2002 Industrial Development Bonds with an approximate aggregate balance of $3,250,000, were sold to various bondholders.. As a result of the remarketing, the current interest rate will be approximately 2 percent per annum and will adjust weekly, based on prevailing trends in the tax exempt interest market. These bonds are backed with a Letter of Credit from the Regions Bank. Under the terms of the Letter of Credit, Regions Bank is obligated to pay the bondholders, if there is a default by the Company.

During 2010, the Company was obligated pursuant to various capital lease agreements covering equipment utilized in the Company’s business activities. Such obligations, aggregating approximately $75,200 at June 30, 2010, have varying maturities through 2014 and carry interest rates ranging from 7% to 12%.

On April 12, 2005 the Company entered into a financing obligation with Regions Bank whereby the bank advanced the Company $500,000 to finance equipment acquisitions at the Kinpak facility. Such obligation was due in monthly installments of principal aggregating approximately $8,300 plus interest. As of April 2010, this obligation has been paid in full.

The composition of these obligations at June 30, 2010 and December 31, 2009 were as follows:

	Current Portion		Long Term Portion
	2010	2009	2010	2009

Industrial Development Bonds	$460,000	$460,000	$2,675,000	$2,905,000
Notes payable	-	33,352	-	-
Capitalized equipment leases	26,774	19,701	48,436	32,206
	$486,774	$513,053	$2,723,436	$2,937,206

Required principal payment obligations attributable to the foregoing are tabulated below:

12 month period ending June 30,

2011	$486,774
2012	481,351
2013	454,295
2014	447,790
2015	440,000
Thereafter	900,000

Total	$3,210,210

10/18

Index

8.  RELATED PARTY TRANSACTIONS

At June 30, 2010 and December 31, 2009, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company’s president, aggregating a receivable of approximately $336,000 and $237,000 respectively. Such amounts result from sales and transfers to the affiliates, as well as allocations of management fees incurred by the Company on the affiliates’ behalf, and funds advanced to or from the Company.

Sales to such affiliates, which act as foreign distributors, were sold at cost of material and labor plus an amount to cover manufacturing overhead costs and profits.  The sales and transfers to affiliates aggregated approximately $771,000 and $601,400 during the six months ended June 30, 2010 and 2009, and $340,000 and $285,000 for the three months ended June 30, 2010 and 2009, respectively.  In addition, the affiliates are charged for their allocable share of administrative expenses of the Company.  Allocable administrative fees aggregated $95,300 and $125,000 for the six months period ended June 30, 2010 and 2009, respectively.

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

A subsidiary of ours currently uses the services of an entity that is owned by our president to conduct product research, development and testing of products. Such entity received $22,000 and $15,000 during the six months periods ended June 30, 2010 and 2009 under such relationship, respectively.

A Director of the Company sources most of the Company’s insurance needs at an arm’s length basis.

The Company leases office and warehouse facilities from the CEO of the Company (see note 9 for details).

9.  COMMITMENTS

On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by the CEO of the Company. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase annually on the lease throughout the term. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the six months period ended June 30, 2010 and 2009 amounted to approximately $52,000 and $54,600, respectively.

The following is a schedule of minimum future rentals on the non-cancelable operating lease:
12 month period ending June 30,

2011	$102,839
2012	104,896
2013	106,994
2014	109,134
2015	111,317
Thereafter:	327,472

$862,652

11/18

Index

10. WEIGHTED AVERAGE SHARES OUTSTANDING

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Weighted-average common shares outstanding	7,746,886	7,699,813	7,724,722	7,644,980

Dilutive effect of stock plans, other options & conversion rights	868,440	54,392	637,997	41,957

Diluted weighted-average shares outstanding	8,615,326	7,754,205	8,362,719	7,686,937

11.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: an average risk free rate of 1.72% for the six months ended June 30, 2010, no dividend yield for all years, expected life from one year to ten years and volatility of approximately 55.2%.  Compensation cost recognized during the three months period ended June 30, 2010 attributable to stock based compensation amounted to approximately $313,000. Stock based compensation cost recognized during the six months period ended June 30, 2010 amounted to approximately $337,000.   Stock based compensation costs to be recognized over 2010 is approximately $385,000.  As of June 30, 2010 there was approximately $211,000 of unrecognized stock based compensation cost related to unvested share based compensation arrangements. This cost will be charged against operations as the respective options vest through December, 2013.

The following schedule reflects the detailed status of outstanding options under the Company’s three qualified stock option plans, two non-qualified plans and a non-plan option grant as of June 30, 2010.

Plan	Date granted	Options outstanding	Exercisable options	Exercise price	Expiration date	Weighted Av. remaining life

NON-PLAN	03/25/09	115,000	115,000	0.55	03/24/14	3.8
2002 PLAN	11/06/06	113,500	83,990	0.93	11/05/11	1.4
2007 PLAN	05/17/07	167,500	106,083	1.66	05/16/12	1.9
2007 PLAN	10/08/07	2,500	1,383	1.87	10/07/12	2.3
2007 PLAN	12/17/07	156,500	80,511	1.32	12/16/12	2.5
2008 PLAN	08/25/08	156,100	58,451	0.97	08/21/13	3.2
2002 PLAN NQ	10/22/02	35,000	35,000	1.26	10/21/12	2.3
2002 PLAN NQ	06/20/03	30,000	30,000	1.03	06/19/13	3.0
2002 PLAN NQ	05/25/04	30,000	30,000	1.46	05/24/14	4.0
2002 PLAN NQ	04/03/06	40,000	40,000	1.08	04/02/16	5.8
2002 PLAN NQ	12/17/07	48,100	48,100	1.32	12/16/17	7.6
2008 PLAN NQ	01/11/09	50,000	50,000	0.69	01/10/19	8.7
2008 PLAN NQ	4/26/10	25,000	25,000	2.07	04/25/20	10.0
		969,200	703,518	1.16		3.5

12/18

Index

On April 26, 2010 each independent Director received a grant of options to acquire 5,000 shares of our common stock at an exercise price of $2.07 per share, the fair market value of the underlying shares on the date of grant.  These options are immediately exercisable and expire on April 25, 2020.

On June 4, 2010 we issued 144,500 shares of our common stock bearing a restricted legend to certain officers and other key employees as a component of their compensation. At the date of grant the shares had a market value of $2.08 per share.

13/18

Index

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking Statements:

Certain statements contained herein, including without limitation expectations as to future sales and operating results, constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “anticipate”, “intend”, “could” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company’s results include, but are not limited to, the highly competitive nature of the Company’s industry, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, and other factors. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Critical accounting policies and estimates:

See Note 1 “Summary of Accounting Policies” and  Note 2 “Recent Accounting Pronouncements” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Liquidity and Capital Resources:

The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On May 31, 2008 this line of credit was renewed for three years. Such line matures May 31, 2011, bears interest at the 30 Day LIBOR plus 250 basis points (2.81% at June 30, 2010) and is secured by our trade receivables, inventory, and intangible assets. We are required to maintain a minimum working capital of $ 1.5 million and meet certain other financial covenants during the term of the agreement. At June 30, 2010 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $1,000,000.

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

14/18

Index

The bonds when reissued are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and July 2017 for the 1997 and 2002 series, respectively. During the six months ended June 30, 2010 interest rates ranged between 2.0% and 3.25%.

Repayment of the bonds is guaranteed by a Letter of Credit issued by the Company’s primary commercial bank – Regions Bank. Security for the Letter of Credit is a first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment.

On March 3, 2010, the Company received notification from its re-marketing agent that its City of Montgomery, AL. Series 1997 and Series 2002 Industrial Development Bonds with an approximate aggregate balance of $3,250,000, were sold to various bondholders. As previously disclosed, these bonds were tendered back to the Company during February 2009 resulting in a default interest rate of approximately prime rate. As a result of the re-marketing, the current interest rate will be approximately 2 percent per annum and will adjust weekly, based on prevailing trends in the tax exempt interest market. These bonds are backed with a Letter of Credit from the Regions Bank. Under the terms of the Letter of Credit, the Regions Bank is obligated to pay the bondholders, if tendered.

On April 12, 2005 we entered into a financing obligation with Regions Bank whereby they advanced us $500,000 to finance equipment acquisitions at our Kinpak facility. Such obligation is due in monthly installments of principal aggregating approximately $8,300 plus interest at prevailing rates. As of April 2010, this obligation has been paid in full.

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

As of June 30, 2010 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Results of Operations:

For the Three Months Ended June 30, 2010 compared to the Three Months ended June 30, 2009

Net sales were approximately $7,353,000 for the three months ended June 30, 2010 compared to $5,715,000 for the comparative quarter 2009, an increase of approximately $1,638,000 or 29%.  The Company increased its sales  within its’ core marine markets as well as increasing sales into newer markets.  In the first quarter the Company also expanded its distribution to several new customers in the above newer markets, as well as increasing sales to existing customers.  The Company had increased sales in a majority of its product groups including antifreeze, oils and marine products, both of Starbrite branded and private label products.  It appears that customers that had reduced their inventories last year, have now been increasing their inventories to pre recession levels.

Cost of goods sold as a percentage of net sales decreased to 62.8% in 2010 from 65.6% for the comparative 2009 quarter. The decrease in the cost of sales as a percentage of sales is comprised of two primary components.  The first is an improved gross margin, as a result of the sales mix, with the sale of more profitable products, in addition to the favorable effect of increased volume through our manufacturing facilities.

15/18

Index

Advertising and promotion expenses were approximately $418,000 compared to $576,000 for the comparative 2009 second quarter.  The decrease in expenses of approximately $158,000 is a result of timing of advertising expenditures.  It is anticipated that the full year advertising expenditures will not be lower than 2009’s full year advertising expenditures.

Selling and administrative expenses increased approximately $616,000 to $1,609,000 from $993,000, for the comparative quarter.  Variable selling expenses increased in relationship with the increased sales.  These expenses include sales commissions and freight to customers.  In addition, the administrative expense increase mainly resulted from an increase in non cash - stock based compensation, and the payment of performance bonuses.  The Company also incurred one time organization expenditures for the joint venture of OST completed in the current quarter of $67,000.

Interest expense decreased by approximately $17,000 for the quarter ended June 30, 2010 to $40,000 compared to the corresponding quarter of $57,000 in 2009.  The lower interest expense is a result of lower overall average borrowings on the Company’s line of credit, in conjunction with lower interest rates on the Company’s IRB’s which were remarketed in the first quarter of this year.

Operating income was approximately $667,000 compared to $338,000, for the comparative 2009 second quarter, an increase of $329,000 or 97.3%. This is a result of higher sales volume, an improved gross margin, partially offset by higher selling and administrative expenses as detailed above.

Income taxes - The Company had an income tax provision for the quarter of approximately $295,000 or 44.2% of pretax income compared to the corresponding quarter of approximately $205,000 in 2009 and 60.5% of pretax income.

Net profit for the quarter ended June 30, 2010 was approximately $372,000 compared to $133,000 for the comparable period in 2009 an increase of 179%.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net sales were approximately $12,551,000 for the six months ended June 30, 2010 compared to $9,825,000 for the comparative 2009 period, an increase of approximately $2,726,000 or 28%. The Company increased its’ sales of private label marine products to new and existing customers.  The Company also increased sales of its’ branded marine products, in addition to expanding sales of its higher quality oils.

Cost of goods sold as a percentage of sales decreased to 64.4% of sales compared to 65.2% for the comparative 2009 period. This decrease in the cost of goods sold percentage of .8% was primarily a result of increased volume through the Company’s manufacturing facilities in addition to the increased sales of higher margin products.

Advertising and promotion expenses were approximately $687,000 compared to $898,000 for the comparative 2009 period. The decrease in advertising expense of approximately $211,000 was a result of a decrease in customer cooperative, promotional, and catalog allowances in addition to the timing of advertising expenses.  As referenced above in the quarterly management discussion and analysis the full year expenditures are not anticipated  to be lower than the full year prior years advertising expenditures.

Selling and administrative expenses increased approximately $548,000 to $2,392,000 from $1,844,000, for comparative periods. Variable selling expenses increased in relationship with the increased sales.  These expenses include sales commissions and freight to customers.  In addition, the administrative expense increase mainly resulted from an increase in non cash - stock based compensation, and the payment of performance bonuses.  The Company also incurred one time organization expenditures for the joint venture of OST completed in the current quarter of $67,000.

Interest expense decreased by approximately $60,000 for the six months ended June 30, 2010 to $68,000 from $128,000 for the corresponding 2009 period.  The lower interest expense is a result of lower overall average borrowings on the Company’s line of credit, in conjunction with lower interest rates on the Company’s IRB’s which remarketed in the first quarter of this year.

Operating income increased to approximately $1,319,000 from $543,000 a change of $776,000 or 142.7%. This is a result of higher sales volume, higher gross margin percent, partially offset by higher operating expenses.

16/18

Index

Income taxes - The Company had income tax expense for the six months of approximately $575,000 or 42.9% of pretax income compared to $296,000 or 53.3% of pretax income , for the corresponding 2009 period.

Net profit for the six months ended June 30, 2010 was approximately $766,000 compared to $259,000 for the comparable period in 2009 an increase of $507,000 or 195.6%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:
The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Vice President - Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. – Risk Factors

Not Applicable

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Not applicable

17/18

Index

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 ofSarbanes-Oxley Act.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Date: August 13, 2010	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board of Directors and Chief Executive Officer

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Chief Financial Officer

18/18