Form 10-Q
period 2010-09-30
OCEAN BIO CHEM INC
filed 2010-11-12
CIK 350737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No.☒

The number of shares of the Registrant’s common stock outstanding as of November 12, 2010, was 7,853,613.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

2/18

Index

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements
OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$642,977	$494,973
Trade accounts receivable net of allowance for doubtful accounts of approximately $131,800 and $61,700 at September 30, 2010 and December 31, 2009, respectively	5,209,540	2,144,265
Inventories, net	8,096,231	6,663,246
Prepaid expenses and other current assets	385,565	504,384
Total Current Assets	14,334,313	9,806,868

Property, plant and equipment, net	5,480,672	5,464,356

Other Assets:
Trademarks, trade names and patents, net	947,814	330,439
Due from affiliated companies, net	310,865	237,172
Other assets	82,314	153,224

Total Other Assets	1,340,993	720,835
Total Assets	$21,155,978	$15,992,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$2,137,644	$1,741,309
Revolving line of credit	2,450,000	250,000
Current portion of long term debt	492,435	513,053
Income taxes payable	683,977	222,055
Accrued expenses payable	1,087,256	969,932
Total Current Liabilities	6,851,312	3,696,349
Long term debt, less current portion	2,633,721	2,937,206
Total Liabilities	9,485,033	6,633,555

Commitments and contingencies	-	-
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized;8,205,116 and 8,053,816 shares issued at September 30, 2010 and December 31, 2009, respectively	82,051	80,538
Additional paid in capital	8,567,104	8,194,917
Less cost of common stock in treasury, 351,503 shares at September 30, 2010 and December 31, 2009, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(272,505)	(277,025)
Retained earnings	3,265,811	1,648,087
Total Shareholders' Equity of Ocean Bio-Chem., Inc. and Subsidiaries	11,354,448	9,358,504

Noncontrolling interest	316,497	-

Total Shareholders' Equity	11,670,945	9,358,504
Total Liabilities and Shareholders' Equity	$21,155,978	$15,992,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

3/18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross sales	$9,530,210	$9,629,794	$22,621,021	$19,940,251
Less: discounts, returns, and allowances	511,188	723,942	1,050,706	1,209,047

Net sales	9,019,022	8,905,852	21,570,315	18,731,204

Cost of goods sold	5,832,968	6,186,477	13,918,067	12,597,488

Gross profit	3,186,054	2,719,375	7,652,248	6,133,716

Operating Expenses:
Advertising and promotion	513,770	380,276	1,201,044	1,278,689
Selling and administrative	1,255,130	1,406,472	3,647,240	3,250,775
Total operating expenses	1,768,900	1,786,748	4,848,284	4,529,464

Operating income	1,417,154	932,627	2,803,964	1,604,252

Other income (expense)
Interest expense	(33,156)	(41,463)	(101,128)	(169,694)
Other income	30,796	12,134	53,113	23,705

Income before income taxes	1,414,794	903,298	2,755,949	1,458,263

Provision for income taxes	624,605	331,805	1,199,305	627,483

Net income	790,189	571,493	1,556,644	830,780

Loss attributable to noncontrolling interests	7,491	-	61,080	-
Net income attributable to Ocean-Bio Chem, Inc.	$797,680	$571,493	$1,617,724	$830,780

Income per common share – basic attributable to Ocean-Bio Chem, Inc. common shareholders	$0.10	$0.07	$0.21	$0.11

Income per common share – diluted attributable to Ocean-Bio Chem, Inc. common shareholders	$0.09	$0.07	$0.19	$0.11

Weighted average shares - basic	7,853,613	7,704,813	7,768,158	7,665,757
Weighted average shares - diluted	8,647,937	7,777,101	8,458,728	7,682,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4/18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$790,189	$571,493	$1,556,644	$830,780

Foreign currency translation adjustment	(2,348)	1,558	4,520	1,205

Comprehensive income	787,841	573,051	1,561,164	831,985

Comprehensive loss attributable to noncontrolling interests	7,491	-	61,080	-

Comprehensive income attributable to Ocean-Bio Chem, Inc.	$795,332	$573,051	$1,622,244	$831,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5/18

Index

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:

Net income attributable to Ocean Bio-Chem, Inc.	$1,617,724	$830,780
Adjustment to reconcile net income to net cash provided by operations:
Loss attributable to noncontrolling interest	(61,080)	-
Depreciation and amortization	514,344	535,297
Stock based compensation	355,558	244,917
Other operating non cash items	178,687	297,922
Changes in assets and liabilities:
Accounts receivable	(3,139,605)	(2,926,678)
Inventory	(1,496,026)	(765,983)
Other assets	70,910	24,531
Prepaid expenses	118,819	(74,402)
Amounts due from affiliates	(73,693)	850,572
Accounts payable and other accrued liabilities	975,581	2,360,148
Net cash (used in) provided by operating activities	(938,781)	1,377,104
Cash flows from investing activities:
Purchases of property, plant and equipment	(515,960)	(266,776)
Trademarks, trade names and patents, net	(177,036)	-
Contributions to joint venture	(100,427)	-
Net cash used in investing activities	(793,423)	(266,776)
Cash flows from financing activities:
Borrowings line of credit, net	2,200,000	(800,000)
Payments on long-term debt	(324,103)	(422,147)
Proceeds from exercise of stock options	7,085	-
Net cash provided by (used in) financing activities	1,882,982	(1,222,147)
Change in cash prior to effect of exchange rate on cash	150,778	(111,819)
Effect of exchange rate on cash	(2,774)	1,720
Net increase (decrease) in cash	148,004	(110,099)
Cash at beginning of period	494,973	527,056
Cash at end of period	$642,977	$416,957
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$73,627	$169,694
Cash paid for income taxes during period	$737,383	$364,000
Supplemental disclosure of non-cash investing activities:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents	$440,339
Inventory	22,965
Equipment	14,700
Total assets contributed to consolidated joint venture by noncontrolling partner	$478,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6/18

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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, due to seasonal fluctuations in the Company’s business, changes in economic conditions, and other factors.

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

Revenue recognition
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectability of the related receivable is probable. For customers for whom the Company manages the inventory, at their location, revenue is recognized when the products are sold to a third party. Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, and other allowable deductions from our invoices. Cooperative advertising deductions, based on our customers’ promotion of our products is recognized as an advertising cost and charged against operations as an operating expense. The Company follows the policy of reporting sales taxes as a net amount – receipt and payments recorded in a liability account.

Collectability of accounts receivable
Included in the consolidated balance sheets at September 30, 2010 and December 31, 2009 are allowances for doubtful accounts aggregating approximately $131,800 and $61,700, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions, and other historical information. Consolidated bad debt expense charged against operations for the nine month period ended September 30, 2010, and 2009 aggregated approximately a net expense of $74,300 and $153,200 respectively.  At September 30, 2010 the Company had accounts receivable due from one customer totaling 34.4% and another customer totaling 16.2% of the total outstanding accounts receivable.

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

7/18

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

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

On November 2, 2010, Ocean Bio-Chem, Inc. (the "Company") reached an agreement to redeem a warrant to purchase 500,000 shares of its common stock (“Warrant”) from its President and CEO Peter G. Dornau (the “President”).

The independent Audit Committee of the Board approved the redemption of the Warrant on November 2, 2010 for the difference between the Warrant exercise price and the closing bid price for the shares on October 15, 2010.

8/18

Index

On November 2, 2010, the full Board, with the President abstaining, authorized the redemption of the Warrant for a total redemption price of $430,000, which price represents the difference between the exercise price of the Warrant and the closing bid price of the common stock on October 15, 2010.  The closing of the redemption will occur as soon as practicable.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  At September 30, 2010 the Company included as part of its equity a non-controlling interest related to a joint venture, and at December 31, 2009, the Company did not have any non-controlling interests.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

3.  INVENTORIES

The composition of inventories at September 30, 2010 and December 31, 2009 are as follows:

	September 2010	December 2009

Raw materials	$3,940,978	$3,595,862
Finished goods	4,496,567	3,322,692
Inventories, gross	8,437,545	6,918,554

Inventory reserves	(341,314)	(255,308)
Inventories, net	$8,096,231	$6,663,246

At September 30, 2010 and December 31, 2009, inventory reserves included $341,314 and $255,308 reserve for excess, obsolete, slow moving and shrinkage inventory adjustments.

9/18

Index

4.  PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant, and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	Estimated Useful Life Years	2010	2009

Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,174,710	6,877,940
Office equipment and furniture	3-5 years	606,696	541,449
Construction in process		269,246	109,001
Leasehold improvement	10-15 years	122,644	122,644
		12,853,896	12,331,634

Less accumulated depreciation		7,373,224	6,867,278

Total property, plant and equipment, net		$5,480,672	$5,464,356

5.  NONCONTROLLING INTEREST

On May 4, 2010, the Company entered into a joint venture agreement with BBL Distributors, LLC.  The new joint venture OdorStar Technology, LLC. (OST) has patents and EPA registrations for a variety of chlorine dioxide products. The Company and BBL Distributors, LLC will distribute profits and losses of OST equally.  The Company includes OST as part of its consolidated financial statements as a result of the Company’s power to direct the activities of OST that most significantly impact its economic performance, and the potential for the results of OST’s operations to be significant.  The Company’s condensed consolidated financial statements included $647,000 in assets from OST at September 30, 2010 and an operating loss of $122,000 from OST for the nine months ended September 30, 2010.

6. REVOLVING LINE OF CREDIT

During 2002, the Company secured a revolving line of credit, which provides a maximum of $6 million financing of working capital from Regions Bank. The line carried interest based on the 30 day LIBOR rate plus 275 basis points and was collateralized by the Company’s inventory, trade receivables, and intangible assets.

The line was renewed and currently matures on June 30, 2011, bears interest at the 30 Day LIBOR plus 225 basis points (2.51% at September 30, 2010) and is secured by our trade receivables, inventory, and intangible assets. Under this arrangement, the borrowing base of the loan is calculated based on 80% of the accounts receivable and 50% of the inventory values, as defined in the loan agreement. The terms, including required financial covenants relating to maintaining minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and collaterals were substantially unchanged. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At September 30, 2010 the Company was in compliance with all financial covenants of the loan agreement and below the amount of the calculated borrowing base. As of September 30, 2010, the Company was obligated to its commercial lender under this arrangement in the amount of $2,450,000.

10/18

Index

7.  LONG-TERM DEBT

In connection with the purchase and expansion of the Alabama facility, the Company secured financing with Industrial Development Bonds during 1997. The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand such facility for our future needs. During July 2002, we completed a second Industrial Development Bond financing aggregating $3.5 million through the City of Montgomery, Alabama. Such transaction funded an approximate 70,000 square foot addition to the manufacturing facility as well as the remaining machinery and equipment additions required therein. This project was substantially completed during 2003. Both bear interest at tax-free rates that adjust weekly.  The bonds were tendered in early 2009 with interest based upon markets rates at the time of issuance. The bonds were subsequently remarketed in March 2010.  The interest rate is variable and priced weekly at an auction.  Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and June 2017 for the 1997 and 2002 series, respectively. At September 30, 2010, $510,000 and $2,510,000 were outstanding attributable to the 1997 and 2002 series, respectively. The interest rate at September 30, 2010 is 2.0%.

Repayment of the bonds is guaranteed by a substitute irrevocable letter of credit for the 1997 bonds and an irrevocable letter of credit for the 2002 bonds, both issued by Regions Bank, the Company’s primary commercial bank. Security for the Letters of Credit is a priority first mortgage on the Kinpak facility and collateral on Kinpak manufacturing equipment. Under such letters of credit agreements maturing on July 31, 2011, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. The Company has been in compliance with its debt covenants since the origination of such standby letters of credit.

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

During 2010, the Company was obligated pursuant to various capital lease agreements covering equipment utilized in the Company’s business activities. Such obligations, aggregating approximately $106,156 at September 30, 2010, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The composition of these obligations at September 30, 2010 and December 31, 2009 were as follows:

	Current Portion		Long Term Portion
	2010	2009	2010	2009

Industrial Development Bonds	$460,000	$460,000	$2,560,000	$2,905,000
Notes payable	-	33,352	-	-
Capitalized equipment leases	32,435	19,701	73,721	32,206
	$492,435	$513,053	$2,633,721	$2,937,206

Required principal payment obligations attributable to the foregoing are tabulated below:

12 month period ending September 30,

2011	$492,435
2012	480,165
2013	459,760
2014	453,466
2015	449,480
Thereafter	790,850

Total	$3,126,156

11/18

Index

8.  RELATED PARTY TRANSACTIONS

At September 30, 2010 and December 31, 2009, the Company had amounts receivable from and payable to affiliated companies, which are directly or beneficially owned by the Company’s president, aggregating a receivable of approximately $311,000 and $237,000 respectively. Such amounts result from sales and transfers to the affiliates, as well as allocations of management fees incurred by the Company on the affiliates’ behalf, and funds advanced to or from the Company.

Sales to such affiliates, which act as foreign distributors, were sold at cost of material and labor plus an amount to cover manufacturing overhead costs and profits.  The sales and transfers to affiliates aggregated approximately $1,196,400 and $754,900 during the nine months ended September 30, 2010 and 2009, and $425,400 and $153,600 for the three months ended September 30, 2010 and 2009, respectively.  In addition, the affiliates are charged for their allocable share of administrative expenses of the Company.  Allocable administrative fees aggregated $180,600 and $175,000 for the nine months period ended September 30, 2010 and 2009, respectively.

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

A subsidiary of the company uses the services of an entity that is owned by our president to conduct product research, development and testing of products. This entity received $28,500 and $22,500 during the nine months periods ended September 30, 2010 and 2009 under such relationship, respectively.

A director of the Company sources most of the Company’s insurance needs at an arm’s length basis, and another director of the Company is primary legal counsel representing the Company.

The Company leases office and warehouse facilities from the CEO of the Company (see note 9 for details).

9.  COMMITMENTS

On May 1, 2008, the Company renewed for ten years the existing lease for approximately 12,700 square feet of office and warehouse facilities in Fort Lauderdale, Florida from an entity owned by the CEO of the Company. The lease still requires a minimum rental of $94,800 plus applicable taxes for the first year and provides for a maximum 2% increase annually on the lease throughout the term. Historically, the landlord has waived the annual allowable increase, however this may not continue in the future. Additionally, the landlord is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. The landlord reserves the right under the agreement to review the terms of the lease at 3, 6, and 9 year intervals in order to make modifications for market conditions. Total rent charged to operations during the nine months period ended September 30, 2010 and 2009 amounted to approximately $75,200 and $90,900, respectively.

12/18

Index

10. WEIGHTED AVERAGE SHARES OUTSTANDING

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Weighted-average common shares outstanding	7,853,613	7,704,813	7,768,158	7,665,757

Dilutive effect of stock plans,other options & conversion rights	794,324	72,288	690,570	16,695

Diluted weighted-average shares outstanding	8,647,937	7,777,101	8,458,728	7,682,452

11.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: an average risk free rate of 1.51% for the nine months ended September 30, 2010, no dividend yield for all years, expected life from 1.1 years to 9.7 years and volatility of approximately 100.1%.  Stock based compensation recognized during the three months period ended September 30, 2010 attributable to options awarded to employees is approximately $18,000. Stock based compensation recognized during the nine months period ended September 30, 2010 attributable to options awarded to employees is approximately $70,000. As of September 30, 2010 there is approximately $187,000 of unrecognized compensation cost related to options awarded to employees. This cost will be charged against operations as the respective options vest through 2013.

The following schedule reflects the detailed status of outstanding options under the Company’s three qualified stock option plans, two non-qualified plans and a non-plan option grant as of September 30, 2010.

Plan	Date granted	Options outstanding	Exercisable options	Exercise price	Expiration date	Weighted Av. remaining life

NON-PLAN	03/25/09	115,000	115,000	0.55	03/24/14	3.5
2002 PLAN	11/06/06	113,500	89,791	0.93	11/05/11	1.1
2007 PLAN	05/17/07	167,500	114,644	1.66	05/16/12	1.7
2007 PLAN	10/08/07	2,500	1,511	1.87	10/07/12	2.1
2007 PLAN	12/17/07	154,600	87,435	1.32	12/16/12	2.2
2008 PLAN	08/25/08	156,100	66,429	0.97	08/21/13	2.9
2002 PLAN NQ	10/22/02	35,000	35,000	1.26	10/21/12	2.1
2002 PLAN NQ	06/20/03	30,000	30,000	1.03	06/19/13	2.8
2002 PLAN NQ	05/25/04	30,000	30,000	1.46	05/24/14	3.7
2002 PLAN NQ	04/03/06	40,000	40,000	1.08	04/02/16	5.6
2002 PLAN NQ	12/17/07	50,000	50,000	1.32	12/16/17	7.3
2008 PLAN NQ	01/11/09	50,000	50,000	0.69	01/10/19	8.4
2008 PLAN NQ	04/26/10	25,000	25,000	2.07	04/25/20	9.7
		969,200	734,810	1.16		3.2

13/18

Index

On April 26, 2010 each independent director received a grant of non-qualified options to acquire 5,000 shares of our common stock at an exercise price of $2.07 per share, the fair market value of the underlying shares on the date of grant.  These options are immediately exercisable and expire on April 25, 2020.  There was no stock based compensation recognized during the three months period ended September 30, 2010 attributable to options awarded to directors.  Stock based compensation recognized during the nine months period ended September 30, 2010 attributable to options awarded to directors is approximately $39,000.

On June 4, 2010 we issued 144,500 shares of our common stock bearing a restricted legend to certain officers and key employees of both the Company and an affiliated company. At the date of grant the shares had a market value of $2.08 per share. There was no stock based compensation recognized during the three months period ended September 30, 2010 attributable to these stock grants.  Stock based compensation recognized during the nine months period ended September 30, 2010 attributable to these stock grants is approximately $246,000.

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

Liquidity and Capital Resources:

The primary sources of our liquidity are our operations and borrowings from Regions Bank pursuant to a revolving line of credit aggregating $6 million. On June 30, 2008 this line of credit was renewed for three years. Such line matures June 30, 2011, bears interest at the 30 Day LIBOR plus 225 basis points (2.51% at September 30, 2010) and is secured by our trade receivables, inventory, and intangible assets. We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement. At September 30, 2010 the Company was in compliance with its debt covenants, and was obligated under this arrangement in the amount of $2,450,000.

14/18

Index

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

The bonds maturity dates are respectively March 2012 and June 2017 for the 1997 and 2002 series bonds.

In order to market the Industrial Development Bonds at favorable interest rates the Company obtained a substitute irrevocable letter of credit for the 1997 issue and a new irrevocable letter of credit for the 2002 issue from Regions Bank.  Under such letters of credit agreements maturing on July 31, 2011, renewable annually, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible ratio, and a required debt service coverage ratio. Such letters of credit are secured by a first priority mortgage on the underlying Alabama facility and collateral on Kinpak manufacturing equipment.

The bonds are marketed weekly at the prevailing rates for such tax-exempt instruments. Principal and accrued interest retiring the underlying bonds are payable quarterly through March 2012 and June 2017 for the 1997 and 2002 series, respectively. During the nine months ended September 30, 2010 interest rates ranged between 2.0% and 3.25%.

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

As of September 30, 2010 and through the date hereof, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for our need for additional capital to finance inventory purchases, we know of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Results of Operations:

For the Three Months Ended September 30, 2010 compared to the Three Months ended September 30, 2009

Net sales were approximately $9,019,000 for the three months ended September 30, 2010 compared to $8,906,000 for the comparative quarter 2009, an increase of approximately $113,000 or 1.3%.  The reported third quarter 2010 net sales are a record quarter for the Company.  As previously reported the Company continues to increase distribution to several new customers in newer markets this year, as well as increasing sales to existing customers.  The Company has increased sales in a majority of its product groups, including both Star brite branded and customer private label products.

Cost of goods sold as a percentage of net sales decreased to 64.7% in 2010 from 69.5% for the comparative 2009 quarter. The decrease in the cost of sales as a percentage of sales is comprised of two primary components.  The first is an improved gross margin, as a result of the sales mix with higher sales of more profitable products, in addition to the favorable effect of increased volume through our Kinpak manufacturing facilities.

15/18

Index

Advertising and promotion expenses were approximately $514,000 compared to $380,000 for the comparative 2009 third quarter.  The increase in expenses of approximately $134,000 is a result of timing of advertising expenditures.  It  is anticipated that the full year 2010 advertising expenditures will be comparable to 2009’s full year advertising expenditures.

Selling and administrative expenses decreased approximately $151,000 to $1,255,000 from $1,406,000, for the comparative quarter. The decreased expenses were primarily legal expenses and bad debt expense partially offset by higher expenses in non cash employee stock compensation and selling expenses including sales commissions, freight to customers travel expenses and trade show expenses.

Operating income was approximately $1,417,000 compared to $933,000 for the comparative 2009 third quarter, an increase of $484,000 or 52.0%. This is a result of higher sales volume, an improved gross margin percentages and slightly lower total operating expenses.

Interest expense decreased by approximately $8,000 for the quarter ended September 30, 2010 to $33,000 compared to the corresponding quarter of $41,000 in 2009.  The lower interest expense is a result of both reduced debt levels and lower overall average lower interest rates on the Company’s borrowings. Specifically lower interest rates attributable to the Company  remarketing its Industrial Revenue Bonds in the first quarter of this year and the reduction of the interest rate by ¼ % in the Company’s’ line of credit facility.

Income taxes - The Company had an income tax provision for the quarter of approximately $625,000 or 44.1% of pretax income compared to the corresponding quarter of approximately $332,000 in 2009 or 36.7% of pretax income. The increase in the effective income tax rate is primarily attributable to the full utilization of the state of Florida income tax net operating loss carryover in 2009.

Net profit for the quarter ended September 30, 2010 was approximately $790,000 compared to $571,000 for the comparable period in 2009 an increase of 38.3%.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net sales were approximately $21,570,000 for the nine months ended September 30, 2010 compared to $18,731,000 for the comparative 2009 period, an increase of approximately $2,839,000 or 15.2%. The Company increased its’ sales in a majority of its product lines.  In addition as discussed above the Company has expanded its customer base beyond its core marine markets and is now increasing sales to these newer customers.

Cost of goods sold as a percentage of net sales decreased to 64.5% of sales compared to 67.3% for the comparative 2009 period. This decrease in the cost of goods sold percentage of 2.8% was primarily a result of increased volume through the Company’s manufacturing facilities in addition to the increased sales of higher margin products.

Advertising and promotion expenses were approximately $1,201,000 compared to $1,279,000 for the comparative 2009 period. The decrease in advertising expenses of approximately $78,000 is the timing of advertising and promotion of the Company’s products.  As referenced above in the quarterly management discussion and analysis, the full year expenditures are not anticipated to be lower than the full year prior years advertising expenditures.

Selling and administrative expenses increased approximately $396,000 to $3,647,000 from $3,251,000, for comparative periods. Variable selling expenses increased in relationship with the increased sales.  These expenses include sales commissions and freight to customers.  In addition, the administrative expense increase mainly resulted from an increase in non-cash stock based compensation, and the payment of performance bonuses.  The Company also incurred one time organization expenditures for the joint venture of OST completed for the 9 months of $67,000.

Operating income increased to approximately $2,804,000 from $1,604,000 a change of $1,200,000 or 74.8%. This is a result of higher sales volume, higher gross margin percent, partially offset by higher operating expenses.

Interest expense decreased by approximately $69,000 for the nine months ended September 30, 2010 to $101,000 from $170,000 for the corresponding 2009 period.  The lower interest expense is a result of both reduced debt levels and lower overall average borrowings on the Company’s line of credit, in conjunction with lower interest rates on the Company’s IRB’s which remarketed in the first quarter of this year.

16/18

Index

Income taxes - The Company had income tax expense for the nine months of approximately $1,199,000 or 43.5% of pretax income compared to $627,000 or 43.0% of pretax income, for the corresponding 2009 period.

Net profit for the nine months ended September 30, 2010 was approximately $1,557,000 compared to $831,000 for the comparable period in 2009 an increase of $726,000 or 87.4%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:
The Company has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Vice President - Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

17/18

Index

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Date: November 12, 2010	/s/ Peter G. Dornau
Peter G. Dornau Chairman of the Board of Directors and Chief Executive Officer

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas Chief Financial Officer

18/18