Form 10-K
period 2010-12-31
OCEAN BIO CHEM INC
filed 2011-03-31
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11102

 OCEAN BIO-CHEM, INC.
(Exact name of registrant as specified in its charter

Florida	59-1564329
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

4041 SW 47 AVENUE
FORT LAUDERDALE, FLORIDA  33314
(Address of principal executive offices)

954-587-6280
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At March 28, 2011, 7,853,613 shares of the registrant’s voting Common Stock were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the registrant at March 28, 2011 was approximately $8,643,542, based on the closing price of the Common Stock as reported by NASDAQ on such date.  For purposes of the making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock of the registrant are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 30, 2011, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer demand for marine, recreational vehicle and automotive products, advertising and promotional efforts, exposure to market risks for changes in interest rates and in foreign exchange rates, and other factors.

2 / 48

PART I

Item 1.    Business

General:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services of these and other products.  Unless, the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

Ocean Bio-Chem, Inc. was organized in 1973 under the laws of the state of Florida.

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC (OST), a joint venture between the Company and BBL Distributors, LLC.   OST owns patents that relate to a formula and delivery system, for use with products containing Chlorine Dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other sources of unpleasant odors. The Company and BBL Distributors LLC share equally in profits or losses from OST.  Because the Company manages OST, it has consolidated OST's as part of its financial statements.

Products:

The products that we manufacture and market include the following:

Marine:  Our marine line consists of polishes, cleaners, protectants and waxes of various formulations under the Star brite® brand name, enzyme fuel treatment under the StarTron® brand name, and private label products.  The Marine line also includes motor oils, boat washes, vinyl cleaners, protectants, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants.  In addition, we manufacture a line of brushes, poles and tie-downs and other related marine accessories.

Automotive:  We manufacture a line of automotive products under the Star brite® brand name and enzyme fuel treatments for both diesel and gas engines under the StarTron® brand name.  The automotive line includes hydraulic, gear and motor oils, and related items.  In addition, we produce anti-freeze and windshield washes in varying formulations, both under the Star brite® brand as well as under private labels for customers.  We also produce a line of automotive polishes, cleaners and associated appearance items.

Recreational Vehicle/Power Sports:  We also market StarTron® fuel treatment to the recreational vehicle market, including snow mobiles, all terrain vehicles and motorcycles.  Power Sports enthusiasts have found StarTron® a viable solution to a number of problems associated with E-10 fuel, which is fuel containing ethanol.  Other recreational vehicle products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, water proofers, gasket materials, degreasers, vinyl cleaners, protectors, toilet treatment fluids and anti-freeze coolants.

3 / 48

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Mold/Mildew Odor Control:  We manufacture a variety of products that prevent and eliminate all types of mold, mildew, and other unpleasant odors, through our patented delivery system.  Our odor control products are effective for homes, automobiles, boats, and recreational vehicles.

Although our products are utilized for different types of vehicles, boats, and home care, we believe our operations constitute one industry segment.

Manufacturing:  We produce the majority of our products at the manufacturing facilities of our subsidiary, Kinpak, Inc. ("Kinpak"), in Montgomery, Alabama.  In addition, we contract with various unaffiliated companies located in the northeastern and mid-western areas of the country to manufacture our other products, which are manufactured to our specifications using our provided formulas.  Each third party packager enters into a confidentiality agreement with us.

We purchase raw materials from a wide variety of suppliers; all raw materials used in manufacturing are readily available from other sources.  We design our own packaging and supply our outside manufacturers with the appropriate design or packaging.  We believe that our internal manufacturing capacity and our arrangements with our current outside manufacturers are adequate for our present needs.

In the event that arrangements with any third-party manufacturer are discontinued, we believe that we will be able to locate substitute manufacturing facilities without a substantial adverse effect on our manufacturing and distribution.

Marketing:  Our products are sold through national retailers such as Wal-mart, West Marine and Bass Pro Shops.  We also sell to national and regional distributors who in turn sell our products to specialized retail outlets for that specific market.  Currently we have one customer to whom sales exceeded 10% of consolidated net revenues for the year ended December 31, 2010.  Sales to our five largest customers for the year ended December 31, 2010, amounted to approximately 58% of consolidated net revenues and outstanding accounts receivable balances due to us at December 31, 2010 from our five largest customers aggregated approximately 40% of consolidated trade receivables.

We market our products through internal salesmen and approximately 125 sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, TV advertising and product catalogs.  Our products are distributed primarily from our manufacturing and distribution facility in Alabama.  Since 2008, the Company participates in a vendor managed inventory program with one major customer.

4 / 48

In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada, and Mr. Dornau our Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture are sold outside of the United States and Canada by two distribution companies owned by our Chief Executive Officer.  If these two companies were deemed to be a single customer, they would have constituted our fourth largest customer in 2010.  See Note 8 to the consolidated financial statements included in this report for additional information.

Backlog, seasonality, and selling terms: We had no significant backlog of orders as of December 31, 2010.  We do not give customers the absolute right to return product.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 60 days.  However, at times special dating and/or discount arrangements are offered as purchasing incentives to customers.  Such programs do not materially affect normal margins.

Competition:

Competition with respect to our principal product lines is described below:  With respect to each of our product lines, the principal elements of competition are brand recognition, price, service and the ability to deliver products on a timely basis.

Marine:  We have several national and regional competitors in the marine marketplace.  In the opinion of management, no one or few competitors holds a dominant market share.  We believe that we can increase or maintain our market share through our present methods of advertising and distribution.

Automotive:  There are a large number of companies, both national and regional, that compete with us.  Many are more established and have greater financial resources than we do.  While our market share is small, the total market size is substantial.  We believe that we have established a reasonable market share through our present methods of advertising and distribution, considering the large size of this market.

Recreational Vehicle:  In this market, we compete with national and regional competitors.  In the opinion of management, no one or few competitors have a dominant market share.  We believe that we can increase or maintain our market share by utilizing similar methods as those employed in the marine market.

Trademarks:  We have obtained registered trademarks for Star brite®, StarTron® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

5 / 48

Patents:  In 2010, the Company acquired an interest in patents held by its 50% owned joint venture, Odorstar Technology, LLC.  The patents relate to a formula and delivery system, for use with products containing Chlorine Dioxide (ClO2), designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other unpleasant odors.

New Product Development:  We continue to develop specialized products for the marine, automotive, and recreational vehicle marketplace.  Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Environmental Costs:  We endeavor to comply with applicable regulatory mandates on environmental issues.  Under a consent agreement and final order filed with the U.S. Environmental Protection Agency that became effective on January 19, 2011, Kinpak agreed to resolve alleged reporting violations by payment of a civil penalty of $110,000, which will be paid in installments through January 2012.  The proceeding related solely to filing violations.  See Item 3, "Legal Proceedings" below for additional information.  The Company is now current with all EPA administrative filing requirements.

Personnel:  At December 31, 2010, we had 103 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2010:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative	23
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	73
		103

Item 1A.  Risk Factors

If we do not compete effectively, our business will suffer.

We confront aggressive competition in the sale of our appearance and maintenance products.  In each of our principal marine, automotive and recreational vehicle product lines, we compete with a number of national and regional competitors.  Competition in automotive market is particularly intense, with many national and regional companies marketing competitive products.  Many of our competitors in the automotive market are more established and have greater financial resources than we do.  Our inability to successfully compete in our principal markets would harm our business.

6 / 48

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets.  One of our major customers filed for bankruptcy in 2009, and while we have received most of the  amount due from the customer, we cannot assure that the ability of other companies to satisfy obligations due to us will not be adversely affected.  In addition, adverse economic conditions in recent years have adversely affected discretionary spending, which can have an indirect adverse affect on our product lines, particularly those directed to the marine and recreational vehicle markets.  A further decline in economic conditions could have an adverse affect on our net sales and results of operations.

Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and StarTron®.  Our Odorstar Technology, LLC joint venture also owns patents we consider important to our business.  We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Even if we obtain these rights, we cannot be sure that they will not be invalidated, circumvented or challenged in the future.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse affect on our business, operating results and financial condition.

Environmental matters may cause potential liability risks.

We must comply with various environmental laws and regulations in connection with our operations, including those relating to the handling and disposal of hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  A release of such substances due to accident or intentional act could result in substantial liability to governmental authorities or to third parties.  In addition, we are subject to reporting requirements with respect to certain materials we use in our manufacturing operations.  In January 2011, Kinpak, which owns our manufacturing facility in Montgomery, Alabama, became subject to a consent agreement and final order with the United States Environmental Protection Agency relating to its alleged failure to complete and submit certain required forms with respect to toxic and hazardous chemicals used at its facilities.  Under the consent agreement and final order, Kinpak agreed to pay a civil penalty of $110,000.  It is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse affect on our results of operations or financial condition.

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation.

We carry a meaningful amount of indebtedness that is subject to fluctuating interest rates.  In particular, interest rates under currently outstanding industrial revenue bonds used to finance plant expansion and acquisition of equipment at Kinpak's facilities are reset weekly.  The aggregate outstanding principal amount of the bonds was $2,905,000 and $2,450,000 at December 31, 2010 and March 31, 2011, respectively.  Interest rates on these obligations are reset weekly.  During the years ended December 31, 2010 and 2009, interest rates per annum ranged between 2.0% and 4.0%, and 2.5% and 5%, respectively.  If interest rates were to increase significantly, our cash flow and results of operations would be adversely affected.

7 / 48

Our Chief Executive Officer and majority shareholder controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chief Executive Officer owns approximately 58% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.  In addition, Mr. Dornau owns two companies that do business with the Company.  Transactions with these affiliated companies made in the ordinary course of business were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and warehouse located in Fort Lauderdale, Florida are held under a lease with an entity controlled by our Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  See Note 9 to the consolidated financial statements included in this report for additional information.

Our Alabama facility currently contains approximately 300,000 square feet of office, plant, and warehouse space located on 20 acres of land.  We also lease a 1.5 acre docking facility on the Alabama River located approximately eleven miles from these facilities.  The Alabama plant has undergone two separate expansions of 60,000 and 70,000 square feet in 1998 and 2002, respectively.  We financed the facility's expansion and related equipment acquisition with Industrial Development Bonds issued through the city of Montgomery, AL.  Our manufacturing facility and our manufacturing equipment serves as collateral to a financial institution, which issued letters of credit to secure the Company’s obligations under the municipal bonds.

8 / 48

Item 3.    Legal Proceedings

On January 28, 2010, the Company received a notice from the U.S. Environmental Protection Agency (EPA) that it was not in compliance with certain reporting requirements under the Emergency Planning and Community Right-To-Know Act (EPCRA).  Under a consent agreement and final order (CAFO) filed with Region 4 of the EPA that was signed by the Company on December 23, 2010 and became effective on January 19, 2011, the Company's subsidiary, Kinpak, Inc. agreed to resolve the alleged reporting violations.  In the CAFO, the EPA alleged that Kinpak failed to submit, by July 1 of the required reporting year, toxic chemical release reporting forms for calendar years 2008, 2007 and 2006 to the EPA and the State of Alabama with respect to methanol and ethylene glycol used  at Kinpak's facilities.  In addition, the EPA alleged that Kinpak failed to submit a completed emergency and hazardous chemical inventory form for ammonia in 2008 with authorities designated under the EPCRA by the March 1, 2009 filing deadline.  Under the CAFO, Kinpak agreed to pay a civil penalty $110,000 in equal monthly increments from February 2011 through January 2012.  Kinpak is now in compliance with these filing requirements.

9 / 48

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2010 and 2009 is presented below.

Market Range of Common Stock Bid:		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2010	High	$1.73	$2.57	$2.29	$2.20
	Low	$0.90	$1.64	$1.64	$1.70

2009	High	$0.75	$1.05	$1.17	$1.14
	Low	$0.42	$0.46	$0.78	$0.81

We had approximately 150 record holders of our Common Stock at December 31, 2010.  We believe that there are approximately 900 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

The Company has not paid any cash dividends since its incorporation.  The Company does not currently intend to pay any cash dividends.

Item 6.   Selected Financial Data

Not applicable.

10 / 48

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained herein as Item 8.

Overview:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services of these and other products.  We sell our products through notional retailers and to notional and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Revenue recognition and collectability of accounts receivable.

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  For customers for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  An allowance for doubtful accounts is maintained for accounts receivable based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $63,600 at December 31, 2010 and approximately $61,700 at December 31, 2009, which was approximately 2.7% and 2.8%, respectively, of gross accounts receivable.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required or bad debt expense may increase.

11 / 48

The downturn in economic conditions over the recent past has underscored the difficult of estimates with regard to the allowance for doubtful accounts.  The bankruptcy of a major customer in 2009 caused us to incur a bad debt expense of $210,000, although we have recovered $140,000 and recorded a bad debt recovery in 2010.

Inventories

Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  Accordingly, we maintain a reserve for excess and obsolete inventory to reduce the carrying value of our inventories to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability by an amount equal to the difference between the cost of the inventory and its estimated market value.

The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.

Our excess and obsolete inventory reserve was $329,626 and $255,308 at December 31, 2010 and December 31, 2009 respectively, which was 4.0% and 3.7% of gross inventories at those respective dates.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  For the Company, the differences are attributable to differing methods of reflecting depreciation and stock based compensation for financial statement and income tax purposes.

The likelihood of a material change in the Company's expected realization of these assets is dependent on, among other factors, future taxable income and tax settlements.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

12 / 48

We are also required to assess the realizability of our deferred tax assets.  We evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would be required to apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized.  We currently do not apply a valuation allowance to our deferred tax assets.  However, if facts and circumstances change in the future, valuation allowances may be required.

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, the Company and its subsidiaries are examined by various federal and state tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known.  The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which could affect our financial results.

Trademarks, trade names and patents - We acquired the rights to the Star brite® trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981 for $880,000.  The cost of these intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001.  Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (now codified in Financial Accounting Standards Board Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other"), we determined that these intangible assets have indefinite lives and therefore, we no longer recognize amortization expense.  In addition, our 50% owned joint venture, Odorstar Technology, LLC, owns patents we use in our business.  The Company amortizes these patents over their remaining life of 12 years on a straight line basis.  We review the carrying values of the trademarks and patents periodically for possible impairment.  The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  All impairment charge would be recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  The Company uses its judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

13 / 48

Results of Operations:

Net sales increased to approximately $27,404,000 in 2010 from $24,633,000 in 2009, an increase of $2,771,000 or 11.2%.  The $2,771,000 increase is a result of increased sales to existing and new customers in both our core marine market as well as new markets.  The Company increased its sales of StarTron® as well as other marine products.

Cost of sales and gross margins – Gross profit in 2010 increased approximately $1,512,000 or 19.2%, to approximately $9,381,000 from approximately $7,869,000 in 2009.  Gross margin percentages also increased by approximately 2%, from approximately 32% to 34%.  The increases reflected improved plant utilization and improved sales mix of higher margin products.

Operating expenses - For 2010, total operating expenses aggregated approximately $6,132,000, an increase of approximately $253,000 from 2009.  As a percentage of net sales, operating expenses decreased from 23.9% to 22.4%.  The improvement of operating expenses as a percentage of net sales reflects the allocation of fixed operating expenses over a greater volume of sales.

Advertising & promotion decreased approximately $27,000 or 1.6%.  The Company maintained its level of advertising and promotion in 2010.

Selling, general & administrative expenses increased by about $280,000 or 6.6%.  The increase is primarily related to expenses associated with the Company’s new joint venture, Odorstar Technology, LLC, half of which is attributable to noncontrolling interests, and the civil penalty payable to the EPA.  See Item 3 in this report for additional information.

Interest expense decreased approximately $90,000 to $116,000 in 2010, compared to $206,000 in 2009.  The decrease principally resulted from lower outstanding loan balances throughout the year partially offset by higher interest rates on the industrial revenue bond obligations.

Operating profit - Operating profit increased to approximately $3,249,000 in 2010 from an operating profit of approximately $1,991,000 in 2009, an increase of $1,258,000 or 63.2%.

Income taxes - The Company had a tax expense of approximately $1,247,000 in 2010 or 39.1% of pretax income, compared to $755,000 in 2009 or 41.8% of pretax income.  For additional information see Note 7.

Net income attributable to Ocean-Bio Chem, Inc. increased to approximately $2,018,000 in 2010, from approximately $1,053,000 in 2009, an increase of $965,000 or 91.6%.

Liquidity and Capital Resources:

Our cash balance was approximately $615,000 at December 31, 2010 compared to approximately $495,000 at December 31, 2009.  At December 31, 2010 there were no short-term borrowings outstanding under the Company’s revolving line of credit compared to a balance of $250,000 at December 31, 2009.

Cash provided by operating activities for the year ended December 31, 2010 was approximately $2,600,000 compared to about $2,804,000 for the year ended December 31, 2009.  The decrease in cash provided from operations is due to a strategic increase in inventory to address rising petroleum prices and an anticipated increase in first half 2011 sales.

14 / 48

Cash used in investing activities for the year ended December 31, 2010 was approximately $907,000 compared to $394,000 in 2009.  The increase cash used in investing for the year ended December 31, 2010 was attributable to the purchase of manufacturing equipment at our Kinpak facility, and contributions to the Company’s Odorstar Technology, LLC joint venture, together with related purchases of patents, trademarks and trade names.

Cash used in financing activities for the year ended December 31, 2010 was approximately $1,573,000 compared to $2,445,000 for the year ended December 31, 2009.  In 2009, we used $2,550,000 to reduce outstanding amounts under our revolving line of credit; in the year ended December 31, 2010 only $250,000 was used for this purpose, compared to $2,550,000 in the year ended December 31, 2009.  This $2,300,000 difference more than offset the $901,000 used to redeem warrants held by our Chief Executive Officer, as described in Note 8 to the consolidated financial statements included in this report.

During the year ended December 31, 2010, the Company continued to focus on programs to effectively manage trade accounts receivable.  Net trade accounts receivable aggregated approximately $2,267,000 at December 31, 2010 and $2,144,000 at December 31, 2009.  While accounts receivable increased 5.7%, this increase was modest in light of the 11.2% increase in net sales.  We believe that the comparatively lower increase in accounts receivable is a result of the Company’s credit policy and collection efforts designed to limit its financial exposure.

Inventory was approximately $7,726,000 and $6,663,000, at December 31, 2010 and 2009, respectively, representing an increase of approximately $1,063,000 or 16% in 2010.  The increase in inventory reflects management's determination to address rising petroleum prices and an anticipated increase in sales during the first half 2011.

Accounts payable at December 31, 2010 decreased to approximately $1,418,000 from $1,741,000 in 2009, a decrease of $323,000.  The decrease reflects increased cash flow provided by operations, excluding accounts payable and other accrued liabilities.

The Company has a $6 million asset based line of credit with Regions Bank that matures on June 30, 2011.  Interest on the line of credit is based on the 30 day LIBOR rate plus 250 basis points (approximately 2.51% at December 31, 2010) payable monthly, and is collateralized by the Company’s inventory, trade receivables, and intangible assets.  We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement.  At December 31, 2010 and 2009, the Company was in compliance with these financial covenants.  At December 31, 2010, we had no outstanding obligations under the line of credit compared to $250,000 at December 31, 2009.  The borrowing base under the line of credit is limited to 80% of accounts receivable and 50% of inventory as defined in the line of credit agreement.  At December 31, 2010 $5,300,000 was available under the line of credit.

In 1997, we obtained financing in connection with the purchase and expansion of our Alabama facility, through Industrial Development Bonds (IDBs) issued through the City of Montgomery, Alabama.  The proceeds were utilized for both the repayment of certain advances used to purchase the Alabama facility and to expand the facility to accommodate our future needs.  In July 2002, we completed a second IDB financing, aggregating $3.5 million, through the City of Montgomery, Alabama.  The transaction funded an approximately 70,000 square foot addition to the manufacturing facility as well as machinery and equipment purchases for the facility.

15 / 48

In order to market the IDBs at favorable rates, we obtained, from Regions Bank, an  irrevocable letter of credit for the 1997 issue and a irrevocable letter of credit for the 2002 issue.  Under the terms of the letters of credit, Regions Bank is obligated to pay the bondholders if there is a default by the Company.  The letters of credit are renewable annually.  Under the letters of credit, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible net worth ratio, and a required debt service coverage ratio.  At December 31, 2010, we were in compliance with these requirements.  The letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

In the first quarter of 2009, both IDB’s were tendered as a result of the volatility and uncertainties in the financial markets.  At December 31, 2009, the bonds had not been remarketed.  However, on March 3, 2010, the Company received notification from its bond remarketing agent that IDBs having an approximate aggregate balance of $3,250,000 were sold to various bondholders.  As a result of the remarketing, the interest rate was approximately 2 percent per annum, subject to weekly adjustment, based on prevailing trends in the tax exempt interest market.  On December 31, 2010, the interest rate on the IDBs was 4% and the aggregate outstanding principal balance was $2,905,000.  On March 1, 2011 the Company paid in full the Series 1997 IDBs.

Principal and interest on the Series 2002 IDBs are payable quarterly.  The Series 2002 IDBs mature in July 2017.

We make sales in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the year ended December 31, 2010 the Company recorded approximately $5,000 in foreign currency translation adjustments (increasing shareholders equity by $5,000) as a result of the strengthening of the Canadian dollar in relationship to the US dollar.

During the past few years, we have introduced various new products to our customers.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases can continue to be provided by operations and current financing arrangements.

Many of the raw materials that we use in the manufacturing process are petroleum chemical based and commodity chemicals that are subject to fluctuating prices.  The nature of our business does not enable us to pass through the price increases to our national retailers and distributors, as promptly as we experience increases in raw material costs.

At December 31, 2010 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

We believe that funds provided through operations and our existing sources of financing will be sufficient to satisfy our cash requirements over at least the next twelve months.

16 / 48

Contractual obligations:

The following table reflects our contractual obligations for the years ended December 31,

	Total	2011	2012-2015	Thereafter
Long-term debt obligations	$2,905,000	$460,000	$1,765,000	$680,000
Capital leases	93,112	30,127	62,985	-
Operating leses	750,465	96,064	403,856	250,545
Total	$3,748,577	$586,191	$2,231,841	$930,545

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

The audited financial statements of the Company required pursuant to this Item 8 are included in a separate section commencing on page F-1 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

Change in Internal Controls over Financial Reporting.  No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17 / 48

Management’s Annual Report on Internal Control over Financial Reporting.

Management of Ocean Bio-Chem, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Executive Officers and Directors of the Registrant

Information required by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

18 / 48

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Exhibit
No.

3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Certificate for Series 1997 Bonds - Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.2	Form of Certificate for Series 2002 Bond - Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.3
Trust Indenture dated as of December 1, 1996 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $4,000,000 1997 IDB Bonds - Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

19 / 48

Exhibit
No.

4.4	Supplement to Trust Indenture for 1997 Bonds dated March 1, 1997 - Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.5
Trust Indenture dated as of July 1, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 Taxable IDB Bonds Series 2002 - Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.1
Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery (“IDB Board”) and Kinpak, Inc. - Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2
First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc. - Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.3
Second Supplemental Lease dated as of July 1, 2002 between the IDB Board and Kinpak, Inc. - Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.4
Credit Agreement dated as of July 1, 2002 by and among the Company, Star-Brite Distributing, Inc., Star Brite-Automotive, Inc., Star-Brite Distributing (Canada), Inc., Kinpak Inc. and Regions Bank - Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.5
Amendment to Credit Agreement dated June 1, 2004 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6
Mortgage, Assignment of Leases and Security Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank. - Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.7
Security Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.8
Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 1997 Bonds - Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.9
Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 2002 Bonds - Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.10
Extension to Credit Agreement dated May 31, 2003 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11
Ocean Bio-Chem, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994). - Incorporated by reference to Exhibit 4(c) to the Company’s registration statement of Form S-8 filed with the SEC on July 1, 1994.

10.12	Ocean Bio-Chem, Inc. 1994 Non-Qualified Stock Option Plan - Incorporated by reference to Exhibit 4(d) to the Company’s registration statement of Form S-8 filed with the SEC on July 1, 1994.

20 / 48

Exhibit
No.

10.13	Ocean Bio-Chem, Inc. 2002 Incentive Stock Option Plan - Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on April 28, 2003.

10.14	Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders filed on May 23, 2007.

10.15
Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc - Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.16
Renewal of Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc. - Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.17	OdorStar Technology, LLC joint venture agreement dated May 4, 2010. *

10.18	Letters of credit for Industrial Development Bonds dated May 24, 2010. *

10.19	Revolving line of credit agreement dated June 1, 2010. *

14.1	Code of Ethics - Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders filed on April 13, 2004.

21.	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

* Filed herewith.

21 / 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.
Registrant

Date: March 31, 2011	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chief Executive Officer President
Chairman of the Board of Directors

Date: March 31, 2011	By:	/s/ Jeffrey S. Barocas
JEFFREY S. BAROCAS
Chief Financial Officer
Vice President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	President, Chief Executive	March 31, 2011
Peter G. Dornau	Officer and Chairman of the Board
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Chief Financial Officer Vice President	March 31, 2011
Jeffrey S. Barocas	(Principal Financial Officer)

/s/Greg M. Dornau	Vice President Sales & Marketing	March 31, 2011
Greg Dornau

/s/William W. Dudman	Vice President Operations	March 31, 2011
William Dudman

/s/ Edward Anchel	Director	March 31, 2011
Edward Anchel

[Signatures continued on next page]

22 / 48

/s/ James M. Kolisch	Director	March 31, 2011
James M. Kolisch

/s/ Laz L. Schneider	Director	March 31, 2011
Laz L. Schneider

/s/ John B. Turner	Director	March 31, 2011
John B. Turner

/s/ Sonia B. Beard	Director	March 31, 2011
Sonia B. Beard

23 / 48

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.
Certified Public Accountants

Hollywood, Florida

March 30, 2011

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash	$615,044	$494,973
Trade accounts receivable net of allowance for doubtful accounts of approximately $63,600 and $61,700 at December 31, 2010 and 2009, respectively	2,266,695	2,144,265
Inventories, net	7,725,580	6,663,246
Prepaid expenses and other current assets	289,930	504,384
Deferred tax asset	127,676	69,267
Total Current Assets	11,024,925	9,876,135

Property, plant and equipment, net	5,421,787	5,464,356

Other Assets:
Trademarks, trade names and patents, net	947,814	330,439
Due from affiliated companies, net	212,736	237,172
Other assets	75,036	153,224

Total Other Assets	1,235,586	720,835
Total Assets	$17,682,298	$16,061,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,417,959	$1,741,309
Revolving line of credit	-	250,000
Notes payable related party	471,950	-
Current portion of long term debt	490,127	513,053
Income taxes payable	539,628	222,055
Accrued expenses payable	993,010	924,078
Total Current Liabilities	3,912,674	3,650,495

Deferred tax liability	81,030	115,121
Long term debt, less current portion	2,507,985	2,937,206
Total Liabilities	6,501,689	6,702,822

Commitments and contingencies	-	-
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,205,116 and 8,053,816 shares issued at December 31, 2010 and 2009, respectively	82,051	80,538
Additional paid in capital	7,689,183	8,194,917
Less cost of common stock in treasury, 351,503 shares at December 31, 2010 and 2009, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(271,939)	(277,025)
Retained earnings	3,666,211	1,648,087
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	10,877,493	9,358,504

Noncontrolling interest	303,116	-

Total Shareholders' Equity	11,180,609	9,358,504
Total Liabilities and Shareholders' Equity	$17,682,298	$16,061,326

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Gross sales	$29,221,396	$26,281,520
Less: discounts, returns, and allowances	1,817,663	1,648,630

Net sales	27,403,733	24,632,890

Cost of goods sold	18,022,215	16,763,401

Gross profit	9,381,518	7,869,489

Operating Expenses:
Advertising and promotion	1,635,163	1,661,948
Selling and administrative	4,497,059	4,216,824
Total operating expenses	6,132,222	5,878,772

Operating income	3,249,296	1,990,717

Other income (expense)
Interest (expense)	(115,592)	(205,626)
Other income	54,879	23,705

Income before income taxes	3,188,583	1,808,796

Provision for income taxes	1,247,420	755,318

Net income	1,941,163	1,053,478

Loss attributable to noncontrolling interests	76,961	-
Net income attributable to Ocean-Bio Chem, Inc.	$2,018,124	$1,053,478

Income per common share - basic	$0.26	$0.14

Income per common share - diluted	$0.24	$0.14

Weighted average shares - basic	7,789,699	7,673,438
Weighted average shares - diluted	8,443,797	7,697,100

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net Income	$1,941,163	$1,053,478

Foreign currency translation adjustment	5,086	3,098

Comprehensive income	1,946,249	1,056,576

Comprehensive loss attributable to noncontrolling interests	76,961	-

Comprehensive income attributable to Ocean-Bio Chem, Inc.	$2,023,210	$1,056,576

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

				Foreign
	Common		Additional	currency	Retained	Treasury	Non	Total
	Stock		Paid In	adjustment/	Earnings	Stock	Controlling
	Shares	Amount	Capital	(deficit)			Interest

January 1,
2009	7,886,816	$78,868	$7,928,269	$(280,123)	$594,609	$(288,013)	$-	$8,033,610

Net Income					1,053,478			1,053,478

Stock based compensation - grants	167,000	1,670	83,623					85,293

Stock based compensation - options			183,025					183,025

Foreign currency translation adjustment				3,098				3,098

December 31,
2009	8,053,816	$80,538	$8,194,917	$(277,025)	$1,648,087	$(288,013)	$-	$9,358,504

Net Income (loss)					2,018,124		(76,961)	1,941,163

Contribution from noncontrolling partner							380,077	380,077

Options exercised	6,800	68	7,017					7,085

Stock based compensation - grants	144,500	1,445	256,990					258,435

Stock based compensation - options			132,209					132,209

Redemption of Warrants			(901,950)					(901,950)

Foreign currency translation adjustment				5,086				5,086

December 31,
2010	8,205,116	$82,051	$7,689,183	$(271,939)	$3,666,211	$(288,013)	$303,116	$11,180,609

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:

Net income attributable to OBCI	$2,018,124	$1,053,478
Adjustment to reconcile net income to net cash provided by operations:
Loss attributable to noncontrolling interests	(76,961)	-
Depreciation and amortization	689,379	709,855
Stock based compensation	378,845	268,318
Change in provision for deferred taxes	(92,500)	45,854
Other operating non cash items	93,035	216,844
Changes in assets and liabilities:
Accounts receivable	(124,255)	(340,356)
Inventory	(1,113,687)	(152,462)
Other assets	78,188	31,404
Prepaid expenses	214,454	(138,402)
Amount due from affiliates	24,436	673,381
Accounts payable and other accrued liabilities	63,155	1,109,895

Net cash provided by operating activities	2,152,213	3,477,809

Cash flows from investing activities:
Purchases of property, plant and equipment	(632,110)	(393,816)
Trademarks, trade names and patents, net	(177,036)	-
Contributions to joint venture	(97,927)
Net cash (used in) investing activities	(907,073)	(393,816)
Cash flows from financing activities:
Borrowings line of credit, net	(250,000)	(2,550,000)
Notes payable related party	471,950	-
Payments on long-term debt	(452,147)	(568,769)
Redemption of warrants	(901,950)	-
Proceeds from exercise of stock options	7,085	-
Net cash (used in) financing activities	(1,125,062)	(3,118,769)
Change in cash prior to effect of exchange rate on cash	120,078	(34,776)
Effect of exchange rate on cash	(7)	2,693
Net increase (decrease) in cash	120,071	(32,083)
Cash at beginning of period	494,973	527,056
Cash at end of period	$615,044	$494,973
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$103,662	$205,626
Cash paid for income taxes during period	$737,383	$714,000

Supplemental disclosure of non-cash transactions:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents	$440,339
Inventory	22,965
Equipment	14,700

Total assets contributed to consolidated joint venture by noncontrolling partner.	$478,004

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated during November, 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products principally under the Star brite® brand to the marine, automotive and recreational vehicle aftermarkets.

Basis of presentation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and a joint venture in which the Company has a controlling interest.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.

Revenue recognition – Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods passes to the customer, and collectability of the related receivable is probable.  Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other sales incentives from our invoices.

Collectability of accounts receivable – Trade accounts receivable at December 31, 2010 and 2009 are net of allowances for doubtful accounts aggregating approximately $63,600 and $61,700, respectively.  Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information.  For the year ended December 31, 2010 the Company had a net bad debt recovery of approximately $135,000, compared to a net bad debt expense of $162,000 for the year ended December 31, 2009.

In October 2010, the Company received a check for approximately $140,000 related to a former customer (Boater’s World) that filed for bankruptcy in January 2009.  The Company had written off approximately $141,000 and $69,000 during the years ended December 31, 2009 and 2008, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs - All shipping and handling costs incurred by us are included in cost of goods sold in the consolidated statements of operations.  Shipping and handling costs totaled approximately $1,086,000 and $855,600 for the years ended December 31, 2010 and 2009, respectively.

Advertising and Promotion Expense – Advertising and promotion expense consists of advertising costs and catalog costs.  Advertising costs are expensed in the period in which the advertising occurs and totaled $1.6 million and $1.7 million in 2010 and 2009, respectively.  The Company capitalizes the direct cost of producing and distributing its catalogs.  Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months.  At December 31, 2010 and 2009 the Company did not have any significant accumulated cost of collateral materials on hand.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and Development Costs —Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations.  The Company incurred approximately $56,000 and $30,000 of research and development costs for the years ended December 31, 2010 and 2009 respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  Under FASB ASC Topic 718, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.  The Company’s five largest customers represented approximately 58% and 63% of consolidated net revenues for the years ended December 31, 2010 and 2009, and 40% and 58% of consolidated accounts receivable at December 31, 2010 and 2009, respectively.  The Company has a longstanding relationship with each of these entities and previously has collected all open receivable balances.  The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 11).

Concentration of cash – At various times of the year and at December 31, 2010, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – FASB ASC Topic 825, “Financial Instruments,” permits entities to choose to measure financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.  For purposes of this statement, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, customer credits on account, certain accrued expenses and loans payable to related parties approximate their fair value due to the relatively short period to maturity for these instruments.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount of the long-term debt approximates fair value.

Impairment of long-lived assets - Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with FASB

ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Income Taxes – The Company follows the authoritative guidance for income taxes, under FASB ASC Topic 740, "Income Taxes" for the recognition of current and deferred income taxes.  Under the asset and liability method of FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining whether the realization of deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with FASB ASC Subtopic 740-10.  At December 31, 2010 and December 31, 2009, we concluded that it is more likely than not that our deferred tax assets will be realized.  Therefore, we have not recorded a valuation allowance with respect to any deferred tax assets.

Under FASB ASC Subtopic 740-10, we recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation.  The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities.  We reevaluate uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and can have a significant effect on our consolidated financial statements.

In accordance with FASB ASC Subtopic 740-10, the Company recognizes any penalties related to unrecognized tax positions as income tax expense, which is included in selling, general and administrative expenses.  The Company has been audited by the Internal Revenue Service through the year ended December 31, 2009.

Trademarks, trade names and patents – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade mark and trade name initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.  The Company evaluates intangible assets for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  In addition, our 50% owned joint venture, Odorstar Technology, LLC, owns patents for a delivery system that enables the precise control of release rates of chlorine dioxide (ClO2) products to safely prevent and eliminate odors caused by mold, mildew and other sources of unpleasant odors.  The Company amortizes these patents over their remaining life of 12 years on a straight line basis.

Foreign currency - Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars.  The Company has a Canadian subsidiary whose functional currency is the Canadian dollar.  Balance sheet accounts are translated at exchange rates in effect at the balance sheet date.  Income statement accounts are translated at average exchange rates during the year.  Resulting translation adjustments are included in Shareholders’ Equity as a component of comprehensive income.

Earnings Per Share – The Company computes earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income taxes effects.   For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive.  See Note 12 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2010 and 2009 are as follows:

	2010	2009
Raw materials	$4,116,577	$3,595,862
Finished goods	3,938,629	3,322,692
Inventories, gross	8,055,206	6,918,554

Inventory reserves	(329,626)	(255,308)

Inventories, net	$7,725,580	$6,663,246

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $352,000 and $387,000 at December 31, 2010 and 2009, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment consisted of the following:

	Estimated
	Useful Life	2010	2009

Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,481,644	6,877,940
Office equipment and furniture	3-5 years	552,306	541,449
Construction in process		76,499	109,001
Leasehold improvement	10-15 years	122,644	122,644
		12,913,693	12,331,634

Less accumulated depreciation		7,491,906	6,867,278

Property, plant and equipment, net		$5,421,787	$5,464,356

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to approximately $689,000 and $709,900, respectively.

Note 4 – Revolving Line of Credit:

During 2002, the Company secured a revolving line of credit from Regions Bank, which provides up to $6 million of working capital financing.  The line of credit bears interest based on the 30 day LIBOR rate plus 275 basis points (approximately 2.51% at December 31, 2010) and is collateralized by the Company’s inventory, trade receivables, and intangible assets.  The revolving line of credit was renewed annually until July 1, 2008, when it was renewed for a three year period ending on June 30, 2011.

The line of credit currently matures on June 30, 2011 and bears interest at the 30 Day LIBOR plus 250 basis points.  The borrowing base under the line of credit is limited to 80% of accounts receivable and 50% of inventory, as defined in the line of credit agreement. These limitations did not prevent the Company from meeting its borrowing needs.  The line of credit agreement includes financial covenants relating to minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and other financial covenants.  Under the line of credit agreement, we are required to maintain a minimum working capital of $1.5 million.  At December 31, 2010 and 2009, the Company was in compliance with all financial covenants under the line of credit agreement.

At December 31, 2010, the Company had no outstanding borrowings under the line of credit.  At December 31, 2009, $250,000 in borrowings was outstanding.  The average outstanding loan balances during 2010 and 2009 were approximately $1,295,000 and $2,046,000, respectively.  Interest expense related to the line of credit for the years ended December 31, 2010 and 2009 was approximately $33,000 and $49,000, respectively.

Note 5 – Accrued expenses payable

Accrued expenses payable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Accrued customer promotions	$502,278	$367,453
Accrued payroll, commissions, and benefits	176,767	238,285
Accrued insurance	-	160,832
EPA civil penalty	110,000	-
Other	203,965	157,508

Total accrued expenses payable	$993,010	$924,078

On January 28, 2010, the Company received notice from the U.S. Environmental Protection Agency (the "EPA") that it was not in compliance with certain reporting requirements under the Emergency Planning and Community Right-To-Know Act.  Under a consent agreement and final order signed by the Company on December 23, 2010 and effective on January 19, 2011, the Company resolved the alleged violations and agreed to pay a civil penalty of $110,000.  The civil penalty was not related to any discharges of hazardous materials.  The Company's liability under the consent agreement will be paid in equal monthly increments from February 2011 through January 2012.  The Company is now in compliance with its EPA filing requirements.

Note 6 - Long-term debt:

The Company is obligated under capital leases financed through two series of Industrial Development Bonds, which it entered into during 1997 and 2002 in connection with expansion of the Company’s Alabama manufacturing and distribution facility.  The bonds bear interest at tax-free rates that adjust weekly.  At December 31, 2010, $425,000 and $2,480,000 were outstanding under the 1997 and 2002 series, respectively.  At December 31, 2009, $765,000 and $2,600,000 were outstanding under the 1997 and 2002 series, respectively.  During the years ended December 31, 2010 and 2009, interest rates per annum ranged between 2.0% and 4.0%, and 3.2% and 5.3%, respectively.  Interest expense for 2010 and 2009 were approximately $79,600 and $153,300, respectively.  Principal and accrued interest on the 1997 series were payable quarterly through March 2012, at which time the Company's obligation would be fully paid.  On March 1, 2011 the Company paid in full the Series 1997 Industrial Development Bonds.  Principal and interest on the 2002 series are payable quarterly through July 2017, at which time the Company's obligation will be fully paid.

During 2010 and 2009, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $93,112 and $51,900 at December 31, 2010 and 2009 respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

On April 12, 2005, the Company entered into an equipment financing agreement under which Regions Bank loaned the Company $500,000 to finance equipment acquisitions at its Alabama facility.  The loan was payable in monthly installments of principal aggregating approximately $8,300 plus interest.  As of April 2010, this obligation has been paid.  At December 31, 2009, the outstanding balance on this obligation was approximately $33,400.  The interest rate equaled LIBOR plus 2.5% per annum, and was 2.7% at December 31, 2009.  Interest incurred in 2009 was approximately $2,300.

The outstanding amounts under The composition of these obligations at December 31, 2010 and 2009 were as follows:

	Current Portion		Long Term Portion
	2010	2009	2010	2009

Industrial Development Bonds	$460,000	$460,000	$2,445,000	$2,905,000
Notes payable	-	33,352	-	-
Capitalized equipment leases	30,127	19,701	62,985	32,206

Total long term debt	$490,127	$513,053	$2,507,985	$2,937,206

Required principal payments under these obligations are set forth below:

Year ending December 31,

2011	$490,127
2012	470,596
2013	458,021
2014	451,288
2015	448,080
Thereafter	680,000
Total	$2,998,112

Note 7 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2010	2009
Federal - current	$1,183,501	$709,464
Federal – deferred	(60,321)	45,854
State – current	134,886	-
State – deferred	(10,646)	-
Total provision for income taxes	$1,247,420	$755,318

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2010	%	2009	%
Income Tax computed at statutory rate	$1,084,118	34%	$614,991	34%
State tax, net of federal benefit	89,025	3%	-	-
Loss attributable to noncontrolling interest	26,167	1%	-	-
Share based compensation	128,807	4%	91,228	5%
EPA civil penalty	37,400	1%	-	-
Temporary adjustments	17,768	1%	80,933	4%
Other, permanent adjustments	(111,545)	-4%	10,200	1%
Tax credits and prior year tax adj.	(24,320)	-1%	(42,034)	-2%

Provision for income taxes	$1,247,420	39%	$755,318	42%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31:

	2010	2009
Deferred taxes - current
Reserves for bad debts, inventories, and other accruals	$155,306	$107,793
Depreciation of property and equipment	(27,630)	(38,526)
Total deferred tax asset current	$127,676	$69,267

Deferred taxes - non-current
Depreciation of property and equipment	(81,030)	(115,121)
Total deferred tax liability non-current	$(81,030)	$(115,121)

Note 8 – Related party transactions:

At December 31, 2010 and 2009, the Company had amounts receivable from affiliated companies owned by the Company’s Chief Executive Officer, aggregating approximately $213,000 and $237,000, respectively.  The accounts receivable relate to sales of our products to the affiliated companies, which distribute these products outside of the United States and Canada, and administrative services we provide to the affiliated companies.

Sales to the affiliated companies aggregated approximately $1,811,800 and $1,148,400 during the years ended December 31, 2010 and 2009, respectively; administrative fees aggregated $336,000 and $325,000 respectively for such periods.

Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by an officer of the Company to conduct product research and development.  The entity received $39,000 during the year ended December 31, 2010 and $30,000 during the year ended December 31, 2009 under such relationship.

A director of the Company sources most of the Company’s insurance needs at an arm’s length competitive basis.  In 2010, the Company paid an aggregate of approximately $500,000  in insurance premiums on policies obtained through the director.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chief Executive Officer of the Company.  See Note 9 for a description of the lease terms.

On November 2, 2010, the Company redeemed a warrant held by its Chief Executive Officer to purchase 500,000 shares of its Common Stock at an exercise price of $1.13 per share.  The warrants initially were issued to the Chief Executive Officer in connection with financing he provided to the Company in October 2005.  The aggregate redemption price of the warrant was $430,000, which was based on the difference between the closing bid price of the Company's Common Stock on October 15, 2010, the date the Chief Executive officer initially provided notice of his intention to exercise the warrant.  The redemption was approved by the independent directors of the Board of Directors.  The redemption was  effected in order to prevent the dilutive effect of the exercise of the warrant.

On December 6, 2010, the Company redeemed a warrant held by its Chief Executive Officer to purchase 500,000 shares of its Common Stock at an exercise price of $0.836 per share.  The warrants initially were issued to the Chief Executive Officer in connection with financing he provided to the Company in December 2005.  The aggregate redemption price of the warrant was $471,950, which was based on the difference between the closing price of the Company's Common Stock on December 6, 2010 and the exercise price of the warrant.  The Company issued a note to the Chief Executive Officer in an amount equal to the redemption price, which bore interest at the rate of 3% per annum.  On January 5, 2011, the Company paid all outstanding principal and interest on the note.  The redemption was approved by the independent directors of the Board of Directors.  The redemption was effected in order to prevent the dilutive effect of the exercise of the warrant.

Note 9 – Commitments

On May 1, 2008, the Company renewed for ten years its existing lease with an entity owned by its Chief Executive Officer for its executive offices and warehouse facilities in Fort Lauderdale, Florida.  The lease requires minimum rent of $94,800 for the first year and provides for a maximum annual 2% increase in subsequent years.  Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership.  Each of the parties agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease during the years ended December 31, 2010 and 2009 amounted to approximately $96,000 and $100,500, respectively.

The following is a schedule of minimum future rentals on the non-cancelable operating leases.

12 month period ending December 31,

2011	$96,064
2012	97,985
2013	99,945
2014	101,944
2015	103,983
Thereafter	250,544
$750,465
Note 10 - Stock options:

During 2002, the Company adopted a qualified incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.

During 2007, the Company adopted a qualified employee stock option plan covering 400,000 shares of its common stock.

During 2008, the Company adopted a qualified incentive stock option plan and a non-qualified stock option plan covering 400,000 and 200,000 shares of its common stock, respectively.

On March 25, 2009, the independent directors renewed and extended an option to purchase 115,000 shares previously granted to the Chief Executive Officer.

The following schedules reflect the status of outstanding options under the Company’s three stock option qualified and two non-qualified plans as well as a non-plan at December 31, 2010 and 2009.  Unless indicated by "NQ," all options were granted under an incentive stock option plan.

December 31, 2010						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	price	date	Remaining life
Non Plan	3/25/09	115,000	115,000	0.55	3/24/14	3.3
2002 ISO	11/6/06	113,500	90,800	0.93	11/5/11	0.9
2007 ISO	5/17/07	167,500	100,500	1.66	5/16/12	1.4
2007 ISO	10/8/07	2,500	1,500	1.87	10/07/12	1.8
2007 ISO	12/17/07	154,600	92,760	1.32	12/16/12	2.0
2008 ISO	8/25/08	156,100	62,440	0.97	8/21/13	2.7
2002NQ	10/22/02	35,000	35,000	1.26	10/21/12	1.8
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	2.5
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	3.4
2002NQ	4/3/06	40,000	40,000	1.08	4/2/16	5.3
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	7.1
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	8.1
2008NQ	4/26/10	25,000	25,000	2.07	4/25/20	9.5
		969,200	723,000	1.16		3.0

December 31, 2009						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	price	date	Remaining life
Non Plan	3/25/09	115,000	115,000	0.55	3/24/14	4.2
2002 ISO	11/6/06	118,000	70,800	0.93	11/8/11	1.8
2007 ISO	5/17/07	167,500	67,000	1.66	5/16/12	2.4
2007 ISO	10/8/07	2,500	1,000	1.87	10/07/12	2.8
2007 ISO	12/17/07	156,500	62,600	1.32	12/16/12	3.0
2008 ISO	8/25/08	159,500	31,900	0.97	8/21/13	3.6
2002NQ	10/22/02	35,000	35,000	1.26	10/21/12	2.8
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	3.5
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	4.4
2002NQ	4/3/06	40,000	40,000	1.08	4/2/16	6.3
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	8.0
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	9.0
		954,000	583,300	1.13		3.8

At December 31, 2010, the number of options outstanding and the number of shares available for grant under each stock option plan options is presented below:

Plan	Options Outstanding	Options Available for Grant
NON-PLAN	115,000	N/A
2002 PLAN	113,500	None
2007 PLAN	324,600	73,500
2008 PLAN	156,100	240,500
2002 PLAN NQ	185,000	15,000
2008 PLAN NQ	75,000	125,000
Totals	969,200	454,000

A summary of the Company’s stock options at December 31, 2010 and 2009, and changes during the years ending on these dates, is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Optons outstanding beginning of the year	839,000	$1.21	1,090,000	$1.26

Options granted	25,000	2.07	50,000	0.69
Options exercised	(6,800)	1.04	-	-
Options forfeited or expired	(3,000)	0.97	(301,000)	1.30
Optons outstanding end of the year	854,200	1.24	839,000	1.21
Non plan options	115,000	0.55	115,000	0.55
Totals	969,200	$1.16	954,000	$1.13

Stock options are granted annually to executives, key employees, directors and others pursuant to the terms of the Company’s various plans.  Such grants are made at the discretion of the Board of Directors.  Qualified options typically have a five-year term with vesting in equal 20% increments on each anniversary of the date of grant.  Non-qualified options granted to outside directors have a 10 year life and are immediately exercisable.  At December 31, 2010 the last tranche of non-qualified options vests on January 10, 2019.  Compensation cost recognized during the year ended December 31, 2010 and 2009 attributable to stock options amounted to approximately $132,000 and $183,000, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years 2010 and 2009:  risk free interest rate ranging from 1.51% to 3.57%, no dividend yield for all years, expected life from three years to five years and volatility of approximately 100.0%.

At December 31, 2010 and 2009, there was approximately $163,000 and $258,600 of unrecognized compensation cost related to unvested share based compensation arrangements.  That cost will be charged against operations as the respective options vest through the year ending December 31, 2013.

Note 11 – Major customers:

The Company has one major customer, with sales in excess of 10% of consolidated net revenues for the year ended December 31, 2010.  Sales to this customer represented approximately 35% of consolidated net revenues.  In 2009, one customer also had sales that represented approximately 35% of net revenues.

The Company’s top five customers represented approximately 58% and 63%, of consolidated net revenues for the years ended December 31, 2010 and 2009, respectively, and 40% and 58% of consolidated trade receivables at the balance sheet dates December 31, 2010 and 2009, respectively.  The Company enjoys good relations with these customers.  However, the loss of any of these customers could have an adverse impact on the Company’s operations.

Note 12 – Earnings per share:

Earnings per share are reported pursuant to the provisions of FASB ASC Topic 260, "Earnings Per Share."  Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised.  Common stock equivalents consist of stock options and warrants.  The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	2009
Basic weighted-average common shares outstanding	7,789,699	7,673,438

Dilutive effect of stock plans, other options & conversion rights	654,098	23,662

Dilutive weighted-average shares outstanding	8,443,797	7,697,100

Note 13 – Shareholders’ equity:

During 2010, the Company redeemed warrants to purchase 1,000,000 shares held by its Chief Executive Officer.  See Note 8 for further information.

Note 14 – Subsequent Events:

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2010 (referred to as “subsequent events”) through the issuance of these, consolidated financial statements.  Events subsequent to that have not been considered in these financial statements.

Note -15- Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the Company.

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements  and believes that, with the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s results of operations, financial position or cash flow.

EXHIBIT INDEX
Exhibit
No.

3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Certificate for Series 1997 Bonds - Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.2	Form of Certificate for Series 2002 Bond - Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.3
Trust Indenture dated as of December 1, 1996 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $4,000,000 1997 IDB Bonds - Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.4	Supplement to Trust Indenture for 1997 Bonds dated March 1, 1997 - Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.5
Trust Indenture dated as of July 1, 2002 between the IDB Board and Regions Bank, as Trustee and Registrar relating to the $3,500,000 Taxable IDB Bonds Series 2002 - Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.1
Restated Lease Agreement dated as of December 1, 1996 between The Industrial Development Board of the City of Montgomery (“IDB Board”) and Kinpak, Inc. - Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2
First Supplemental Lease dated as of March 1, 1997 between the IDB Board and Kinpak, Inc. - Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.3
Second Supplemental Lease dated as of July 1, 2002 between the IDB Board and Kinpak, Inc. - Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.4
Credit Agreement dated as of July 1, 2002 by and among the Company, Star-Brite Distributing, Inc., Star Brite-Automotive, Inc., Star-Brite Distributing (Canada), Inc., Kinpak Inc. and Regions Bank - Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.5
Amendment to Credit Agreement dated June 1, 2004 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6
Mortgage, Assignment of Leases and Security Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank. - Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.7
Security Agreement dated as of July 1, 2002 between Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.8
Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 1997 Bonds - Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.9
Irrevocable Letter of Credit dated July 22, 2002 issued by Regions Bank to secure the Series 2002 Bonds - Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.10
Extension to Credit Agreement dated May 31, 2003 by and among the Company, Star-Brite Distributing, Inc., Star-Brite Automotive, Inc., Star Brite Distributing (Canada), Inc., Kinpak, Inc. and Regions Bank - Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11
Ocean Bio-Chem, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to Form S-8 filed with the United States Securities and Exchange Commission on June 24, 1994). - Incorporated by reference to Exhibit 4(c) to the Company’s registration statement of Form S-8 filed with the SEC on July 1, 1994.

10.12	Ocean Bio-Chem, Inc. 1994 Non-Qualified Stock Option Plan - Incorporated by reference to Exhibit 4(d) to the Company’s registration statement of Form S-8 filed with the SEC on July 1, 1994.

10.13	Ocean Bio-Chem, Inc. 2002 Incentive Stock Option Plan - Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on April 28, 2003.

10.14	Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders filed on May 23, 2007.

10.15
Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc - Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.16
Renewal of Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc. - Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.17	OdorStar Technology, LLC joint venture agreement dated May 4, 2010. *

10.18	Letters of credit for Industrial Development Bonds dated May 24, 2010. *

10.19	Revolving line of credit agreement dated June 1, 2010 *

14.1	Code of Ethics - Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders filed on April 13, 2004.

21.	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

* Filed herewith.