Form 10-Q
period 2011-03-31
OCEAN BIO CHEM INC
filed 2011-05-13
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2011
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11102

OCEAN BIO-CHEM, INC.
(Exact name of registrant as specified in its charter)
Florida	59-1564329
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

4041 SW 47 AVENUE
FORT LAUDERDALE, FLORIDA  33314
(Address of principal executive offices)

954-587-6280
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 12, 2011, 7,853,613 shares of the registrant’s voting Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at March 31, 2011(unaudited) and December 31, 2010	3

	Condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Condensed consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2010 (unaudited)	5

	Condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 (unaudited)	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4. Controls and Procedures	15

PART II	Other Information:

	Item 1. Legal Proceedings	15

	Item 1A. Risk Factors	15

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6. Exhibits	16

Signatures		16

PART 1-FINANCIAL INFORMATION
Item 1.-Financial Statements
OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$828,632	$615,044
Trade accounts receivable net of allowance for doubtful accounts of approximately $77,400 and $63,600 at March 31, 2011 and December 31, 2010, respectively	3,065,756	2,266,695
Inventories, net	10,545,762	7,725,580
Prepaid expenses and other current assets	320,801	289,930
Deferred tax asset	127,676	127,676
Total Current Assets	14,888,627	11,024,925

Property, plant and equipment, net	5,358,687	5,421,787

Other Assets:
Trademarks, trade names and patents, net	909,228	947,814
Due from affiliated companies, net	117,851	212,736
Other assets	60,669	75,036

Total Other Assets	1,087,748	1,235,586
Total Assets	$21,335,062	$17,682,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,296,076	$1,417,959
Revolving line of credit	3,150,000	-
Notes payable related party	-	471,950
Current portion of long term debt	150,407	490,127
Income taxes payable	332,244	539,628
Accrued expenses payable	1,067,299	993,010
Total Current Liabilities	6,996,026	3,912,674

Deferred tax liability	81,030	81,030
Long term debt, less current portion	2,385,439	2,507,985
Total Liabilities	9,462,495	6,501,689

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,205,116 shares issued at March 31, 2011 and December 31, 2010, respectively	82,051	82,051
Additional paid in capital	7,713,137	7,689,183
Less cost of common stock in treasury, 351,503 shares at March 31, 2011 and December 31, 2010, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(268,486)	(271,939)
Retained earnings	4,314,512	3,666,211
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	11,553,201	10,877,493

Noncontrolling interest	319,366	303,116

Total Shareholders' Equity	11,872,567	11,180,609
Total Liabilities and Shareholders' Equity	$21,335,062	$17,682,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	March 31,

	2011	2010

Gross sales	$7,085,477	$5,398,416
Less: discounts, returns, and allowances	352,970	200,542

Net sales	6,732,507	5,197,874

Cost of goods sold	4,223,466	3,465,309

Gross profit	2,509,041	1,732,565

Operating Expenses:
Advertising and promotion	372,968	269,629
Selling and administrative	1,102,920	783,239
Total operating expenses	1,475,888	1,052,868

Operating income	1,033,153	679,697

Other income (expense)
Interest (expense)	(25,776)	(27,569)
Other income	23,948	22,317

Income before income taxes	1,031,325	674,445

Provision for income taxes	403,616	280,000

Net income	627,709	394,445

Loss attributable to noncontrolling interests	20,592	-
Net income attributable to Ocean-Bio Chem, Inc.	$648,301	$394,445

Income per common share - basic	$0.08	$0.05

Income per common share - diluted	$0.08	$0.05

Weighted average shares - basic	7,853,613	7,702,313
Weighted average shares - diluted	8,176,322	8,015,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)

	Three Months Ended
	March 31,

	2011	2010

Net Income	$627,709	$394,445

Foreign currency translation adjustment	3,453	(25,689)

Comprehensive income	631,162	368,756

Comprehensive loss attributable to noncontrolling interests	20,592	-

Comprehensive income attributable to Ocean-Bio Chem, Inc.	$651,754	$368,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Net income attributable to OBCI	$648,301	$394,445
Adjustment to reconcile net income to net cash used in operating activities:
Loss attributable to noncontrolling interests	(20,592)	-
Depreciation and amortization	221,136	162,030
Stock based compensation	23,217	23,953
Other operating non cash items	2,128	123,331

Changes in assets and liabilities:
Accounts receivable	(812,938)	(64,901)
Inventory	(2,806,298)	(1,265,942)
Other assets	14,367	(3,313)
Prepaid expenses	(30,871)	153,576
Amount due from affiliates	94,885	(293,948)
Accounts payable and other accrued liabilities	745,022	(395,494)
Net cash used in operating activities	(1,921,643)	(1,166,263)

Cash flows from investing activities:
Purchases of property, plant and equipment	(119,450)	(55,987)
Contributions from joint venture partner	36,842	-
Net cash used in investing activities	(82,608)	(55,987)

Cash flows from financing activities:
Borrowings line of credit, net	3,150,000	1,250,000
Notes payable related party	(471,950)	-
Payments on long-term debt	(462,266)	(146,100)
Net cash provided by financing activities	2,215,784	1,103,900

Change in cash prior to effect of exchange rate on cash	211,533	(118,350)
Effect of exchange rate on cash	2,055	(1,479)
Net increase (decrease) in cash	213,588	(119,829)

Cash at beginning of period	615,044	494,973
Cash at end of period	$828,632	$375,144

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$34,646	$27,569
Cash paid for income taxes during period	$611,000	$200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries (“the Company”), all of which are wholly-owned, and a joint venture in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, due to seasonal fluctuations in the Company’s business, changes in economic conditions, and other factors.

For further information, please refer to our audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Revenue recognition

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

Advertising and Promotion Expense

 Advertising and promotion expense consists of advertising costs and catalog costs.  Advertising costs are expensed in the period in which the advertising occurs and were approximately $373,000 and $270,000 for the three months ended March 31, 2011 and 2010, respectively.  The Company capitalizes the direct cost of producing and distributing its catalogs.  Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months.  At March 31, 2011 and December 31, 2010, the Company did not have any significant accumulated cost of collateral materials on hand.

Stock based compensation

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

Noncontrolling interest

Noncontrolling interest represents the portion of equity that we do not own in the entity that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC 810.  The Company has a controlling interest in the Odorstar Technology, LLC joint venture.  The Company and BBL Distributors, LLC will distribute profits and losses equally, and contribute equally to the joint venture.  The Company has a controlling interest because of its management of Odorstar Technology, LLC.

Subsequent events

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

3. INVENTORIES

The composition of inventories at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$6,544,050	$4,116,577
Finished goods	4,317,454	3,938,629
Inventories, gross	10,861,504	8,055,206

Inventory reserves	(315,742)	(329,626)

Inventories, net	$10,545,762	$7,725,580

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $366,000 and $352,000 at March 31, 2011 and December 31, 2010, respectively.

4. PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	Estimate Useful Life	March 31, 2011	December 31, 2010

Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,546,753	7,481,644
Office equipment and furniture	3-5 years	566,500	552,306
Construction in process		68,398	76,499
Leasehold improvement	10-15 years	122,644	122,644
Property, plant and equipment, gross		12,984,895	12,913,693

Less accumulated depreciation		(7,626,208)	(7,491,906)

Property, plant and equipment, net		$5,358,687	$5,421,787

5. NONCONTROLLING INTEREST

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC (OST), a joint venture between the Company and BBL Distributors, LLC.   OST owns patents that relate to a formula and delivery system, for use with products containing Chlorine Dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other sources of unpleasant odors. The Company and BBL Distributors LLC share equally in profits or losses from OST.  Because the Company manages OST, it has consolidated OST as part of its financial statements.  The Company’s condensed consolidated financial statements included $618,000 in assets and $4,000 in liabilities from OST at March 31, 2011 and an operating loss of $41,000 for the three months ended March 31, 2011.

6. REVOLVING LINE OF CREDIT

During 2002, the Company secured a revolving line of credit from Regions Bank, which provides up to $6 million of working capital financing.  The line of credit included interest based on the 30 day LIBOR rate plus 275 basis points and is collateralized by the Company’s inventory, trade receivables, and intangible assets.  The revolving line of credit was renewed annually until July 1, 2008, when it was renewed for a three year period ending on June 30, 2011.

The line of credit currently matures on June 30, 2011 and bears interest based on the 30 Day LIBOR plus 225 basis points (approximately 2.50% at March 31, 2011).  The borrowing base under the line of credit is limited to 80% of accounts receivable and 50% of inventory, as defined in the line of credit agreement. These limitations did not prevent the Company from meeting its borrowing needs.  The line of credit agreement includes financial covenants relating to minimum working capital levels, maintaining stipulated debt to tangible net worth and adhering to debt coverage ratios, and other financial covenants.  Under the line of credit agreement, we are required to maintain a minimum working capital of $1.5 million along with other financial covenants.  At March 31, 2011 the Company was in compliance with all financial covenants under the line of credit agreement.  At March 31, 2011 the Company was obligated to its commercial lender under this arrangement in the amount of $3,150,000, and $2,850,000 was available for borrowing.

7. LONG TERM DEBT

The Company is obligated under capital leases financed through Industrial Development Bonds, which it entered into during 2002 in connection with expansion of the Company’s Alabama manufacturing and distribution facility.  Previously the Company’s financing also included Industrial Development Bonds entered into in 1997.  On March 1, 2011 the 1997 series of Industrial Development Bonds were paid in full.   At March 31, 2011, $2,450,000 was outstanding under the 2002 series. At December 31, 2010, $425,000 and $2,480,000 were outstanding under the 1997 and 2002 series, respectively.  The bonds bear interest at tax-free rates that adjust weekly.  During the three months ended March 31, 2011 the interest rates per annum was 4.0%, and during year ended December 31, 2010, interest rates per annum ranged between 2.0% and 4.0%.   Interest expense for the three months ended March 31, 2011 and March 31, 2010 were approximately $15,000 and $27,000, respectively.   Principal and interest on the 2002 series of Industrial Development Bonds are payable quarterly through June 2017, at which time the Company's obligation will be fully paid.

At March 31, 2011 and December 31, 2010, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $85,846 and $93,112 at March 31, 2011 and December 31, 2010 respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The composition of these obligations at March 31, 2011 and December 31, 2010 were as follows:

	Current Portion		Long Term Portion
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Industrial Development Bonds	$120,000	$460,000	$2,330,000	$2,445,000
Capitalized equipment leases	30,407	30,127	55,439	62,985

Total long term debt	$150,407	$490,127	$2,385,439	$2,507,985

Required principal payments under these obligations are set forth below:

12 month period ending March 31,

2012	$150,407
2013	459,765
2014	458,280
2015	451,641
2016	445,753
Thereafter	570,000
Total	$2,535,846

8. RELATED PARTY TRANSACTIONS

At March 31, 2011 and December 31, 2010, the Company had amounts receivable from affiliated companies owned by the Company’s Chief Executive Officer, aggregating approximately $118,000 and $213,000, respectively.  The accounts receivable relate to sales of our products to the affiliated companies, which distribute these products outside of the United States and Canada, and administrative services we provide to the affiliated companies.

Sales to the affiliated companies aggregated approximately $430,300 and $430,600 during the three months ended March 31, 2011 and 2010, administrative fees aggregated $50,000 for both periods.

Such transactions were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chief Executive Officer to conduct product research and development.  The entity received $10,500 and $7,500 during the three months ended March 31, 2011 and 2010, respectively for these services.

A director of the Company is a Regional Executive Vice President of a company that sources most of the Company’s insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2011 and 2010, the Company paid an aggregate of approximately $114,000 and $77,000 in insurance premiums on policies obtained through the director’s company.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chief Executive Officer.  See Commitments for a description of the lease terms.

9. COMMITMENTS

On May 1, 2008, the Company renewed for ten years its existing lease with an entity owned by its Chief Executive Officer for its executive offices and warehouse facilities in Fort Lauderdale, Florida.  The lease requires minimum rent of $94,800 for the first year and provides for a maximum annual 2% increase in subsequent years.  Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership.  Each of the parties agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease during the three month ended March 31, 2011 and 2010 amounted to approximately $25,000 and $26,000, respectively.

10.  EARNINGS PER SHARE

Basic earnings per share is calculated based on net income attributable to Ocean-Bio Chem, Inc. and the weighted average number of shares outstanding during the reported period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options and, during 2010, warrants.  The following table sets forth a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three months
	Ended March 31,
	2011	2010
Basic weighted-average common shares outstanding	7,853,613	7,702,313

Dilutive effect of stock plans, other options & conversion rights	322,709	312,919

Dilutive weighted-average shares outstanding	8,176,322	8,015,232

11. SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 Stock based compensation recognized during the three months period ended March 31, 2011 and 2010 attributable to options awarded to employees is approximately $23,000 and $24,000 respectively. At March 31, 2011 there is approximately $139,000 of unrecognized compensation cost related to options awarded to employees. This cost will be charged against operations as the respective options vest through 2013.

The following schedule reflects the status of outstanding options under the Company’s three qualified stock option plans, two non-qualified plans and a non-plan option grant as of March 31, 2011.  The plans labeled ISO are incentive stock option plans, and the plans labeled NQ are non-qualified plans.

March 31, 2011						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	price	date	Remaining life
2002 ISO	11/06/06	113,500	90,800	0.93	11/05/11	0.6
2007 ISO	05/17/07	167,500	100,500	1.66	05/16/12	1.1
2007 ISO	10/08/07	2,500	1,500	1.87	10/07/12	1.5
2007 ISO	12/17/07	154,600	92,760	1.32	12/16/12	1.7
2008 ISO	08/25/08	156,100	62,440	0.97	08/21/13	2.4
2008 ISO	03/25/09	115,000	115,000	0.55	03/24/14	3.0
2002NQ	10/22/02	35,000	35,000	1.26	10/21/12	1.6
2002NQ	06/20/03	30,000	30,000	1.03	06/19/13	2.3
2002NQ	05/25/04	30,000	30,000	1.46	05/24/14	3.2
2002NQ	04/03/06	40,000	40,000	1.08	04/02/16	5.1
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	6.8
2008NQ	01/11/09	50,000	50,000	0.69	01/10/19	7.9
2008NQ	04/26/10	25,000	25,000	2.07	04/25/20	9.2
		969,200	723,000	1.16		2.7

Item 2. Management’s Discussion and Analysis of financial Conditions and Results of Operations

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

Overview:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services of these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting policies and estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding the Company's critical accounting estimates.

Results of Operations:

For the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Net sales increased to approximately $6,733,000 in 2011 from $5,198,000 in 2010, an increase of $1,535,000 or 29.5%.  The $1,535,000 increase is a result of the continued volume growth of our major product groups.  The Company continued to increase sales to both existing and new customers in both our core marine market as well as new markets.

Cost of sales and gross margins – Gross profit in 2011 increased 44.8%, to approximately $2,509,000 from approximately $1,733,000 in 2010.  The improved gross profit is the result of higher net sales volume in addition to improved product mix of sales, increased allocation of fixed costs against greater manufacturing volume partially offset by higher raw material costs as a result of higher oil prices.   Gross margin percentage increased by approximately 4.0%, from approximately 33.3% to 37.3%.

Advertising & promotion increased approximately $103,000 or 38.3%.  The increase is due to an increase in magazine and radio advertising as well as customer allowances due to higher sales.  The increase in advertising expenses is expected to continue at higher levels through the year.

Selling, general & administrative expenses increased by about $320,000 or 40.8%. The increase in expenses was primarily due to an increase in variable expenses as it relates to increased sales including commissions, selling expenses in addition to higher shipping costs due to higher volume along with increased fuel costs to ship products.  The Company also had higher non cash expenses from the joint venture, Odorstar Technology, LLC, half of which is attributable to noncontrolling interests.

Interest expense decreased approximately $2,000 to $26,000 in 2011, compared to $28,000 in 2010.  Due to our current increased borrowings interest expense will likely increase in future reporting periods.

Operating profit - Operating profit increased to approximately $1,033,000 in 2011 from an operating profit of approximately $680,000 in 2010, an increase of $353,000 or 52.0%.

Income taxes - The Company had a tax expense of approximately $404,000 in 2011 or 39.1% of pretax income, compared to $280,000 in 2010 or 41.5% of pretax income.  The increase in tax expense is due to higher taxable income.

Net income attributable to Ocean-Bio Chem, Inc. increased to approximately $648,000 in 2011, from approximately $394,000 in 2010, an increase of $254,000 or 64.4%.

Liquidity and capital resources:

Our cash balance was approximately $829,000 at March 31, 2011 compared to approximately $615,000 at December 31, 2010.  At March 31, 2011 the Company had $3,150,000 in short-term borrowings outstanding under the Company’s revolving line of credit compared to no short-term borrowings under the line of credit at December 31, 2010.  The increase in the quarter in the utilization of the line of credit was primarily for the increase working capital needs.  Specific increases in the quarter were due to inventories increasing approximately $2,806,000 and accounts receivable increasing approximately $813,000.  The inventory buildup relates to a strategy of purchasing in anticipation of higher raw materials prices as it relates to increases in petroleum prices and also to support higher level sales orders.

Net cash used by operating activities for the three months ended March 31, 2011 was approximately $1,922,000 compared to approximately $1,166,000 for the three months ended March 31, 2010.  As discussed above during the current period, increases in inventory and accounts receivable accounted for approximately $2,806,000 and $813,000 respectively, of the cash used.  The inventory buildup relates to a strategy of purchasing in anticipation of higher raw materials prices as it relates to increases in petroleum prices and also to support higher level sales orders.  The increase in accounts receivable is a result of higher sales in the three months ended March 31, 2011.  The uses of cash were partially offset by an increase in accounts payable and other accrued liabilities of approximately $745,000, net income attributable to OBCI of approximately $648,000, non-cash expenses approximately $226,000 and changes in other assets and liabilities of $78,000.

Net cash used by investing activities was approximately $83,000 for the three months ended March 31, 2011 compared to approximately $56,000 for the three months ended March 31, 2010.  In the current period, the Company used approximately $119,000 to invest in manufacturing equipment at our Kinpak facility, partially offset by a $36,000 contribution the Company received from our joint venture partner.

Net cash provided by financing activities was approximately $2,216,000 for the three months ended March 31, 2011 compared to approximately $1,104,000 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company used $3,150,000 from its line of credit, partially offset by the payoff of the Company’s 1997 IDB and quarterly payment of principal for the 2002 IDB and payment of the related party note, totaling approximately $934,000.

The Company has a $6,000,000 asset based line of credit with Regions Bank that matures on June 30, 2011.  Interest on the line of credit is based on the 30 day LIBOR rate plus 225 basis points (approximately 2.50% at March 31, 2011) payable monthly, and is collateralized by the Company’s inventory, trade receivables, and intangible assets.  We are required to maintain a minimum working capital of $1.5 million and meet certain other financial covenants during the term of the agreement.  At March 31, 2011 and December 31, 2010, the Company was in compliance with these financial covenants.  At March 31, 2011 the Company had $3,150,000 outstanding under the line of credit compared to no outstanding obligations under the line of credit at December 31, 2010.  The borrowing base under the line of credit is limited to 80% of accounts receivable and 50% of inventory as defined in the line of credit agreement.  At March 31, 2011 $2,850,000 was available under the line of credit.  The Company plans to either renew the asset based line of credit with Regions Bank, which expires on June 30, 2011 or obtain a similar asset based line of credit with a different lender.  The Company believes, but cannot assure, that it will refinance the asset based line of credit.

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

In order to market the IDBs at favorable rates, we obtained, from Regions Bank, an irrevocable letter of credit for the 1997 issue and an irrevocable letter of credit for the 2002 issue.  Under the terms of the letters of credit, Regions Bank is obligated to pay the bondholders if there is a default by the Company.  The letters of credit are renewable annually.  Under the letters of credit, we are required to maintain a stipulated level of working capital, a designated maximum debt to tangible net worth ratio, and a required debt service coverage ratio.  At March 31, 2011, we were in compliance with these requirements.  The letters of credit are secured by a first priority mortgage on the underlying Alabama facility and equipment.

In the first quarter of 2009, both IDB’s were tendered as a result of the volatility and uncertainties in the financial markets.  At December 31, 2009, the bonds had not been remarketed.  However, on March 3, 2010, the Company received notification from its bond remarketing agent that IDBs having an approximate aggregate balance of $3,250,000 were sold to various bondholders.  As a result of the remarketing, the interest rate was approximately 2 percent per annum, subject to weekly adjustment, based on prevailing trends in the tax exempt interest market.  On March 1, 2011 the Company paid in full the Series 1997 IDBs.  At March 31, 2011, the interest rate on the IDBs was 4% and the aggregate outstanding principal balance was $2,450,000.

Principal and interest on the Series 2002 IDBs are payable quarterly.  The Series 2002 IDBs mature in June 2017.

We make sales in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the three months ended March 31, 2011 the Company recorded approximately $3,000 in foreign currency translation adjustments (increasing shareholders equity by $3,000) as a result of the strengthening of the Canadian dollar in relationship to the US dollar.

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

Many of the raw materials that we use in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices.  The nature of our business does not enable us to pass through the price increases to our national retailers and distributors, as promptly as we experience increases in raw material costs.

At March 31, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures or inventories, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Change in Internal Controls over Financial Reporting:

No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. – Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Date: May 13, 2011	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President
Chief Financial Officer
(Principal Financial Officer)