Form 10-Q
period 2011-06-30
OCEAN BIO CHEM INC
filed 2011-08-15
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 15, 2011, 7,997,613 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets as of	3
	June 30, 2011(unaudited) and December 31, 2010

	Condensed consolidated statements of operations for the	4
	three months and six months ended June 30, 2011 and 2010 (unaudited)

	Condensed consolidated statements of comprehensive income for the	5
	three months and six months ended June 30, 2011 and 2010 (unaudited)

	Condensed consolidated statements of cash flows for the	6
	six months ended June 30, 2011 and 2010 (unaudited)

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition	12-16
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4. Controls and Procedures	16

PART II	Other Information:

	Item 1A. Risk Factors	16

	Item 6. Exhibits	17

Signatures		18

PART 1-FINANCIAL INFORMATION

Item 1.-Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$538,597	$615,044
Trade accounts receivable net of allowance for doubtful accounts of approximately $85,600 and $63,600 at June 30, 2011 and December 31, 2010, respectively	3,509,620	2,266,695
Receivables due from affiliated companies	125,425	-
Inventories, net	9,184,234	7,725,580
Prepaid expenses and other current assets	430,198	289,930
Deferred tax asset	165,577	127,676
Total Current Assets	13,953,651	11,024,925

Property, plant and equipment, net	5,298,080	5,421,787

Other Assets:
Trademarks, trade names and patents, net	896,366	947,814
Due from affiliated companies, net	-	212,736
Other assets	57,541	75,036

Total Other Assets	953,907	1,235,586
Total Assets	$20,205,638	$17,682,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$1,054,549	$1,417,959
Revolving line of credit	2,600,000	-
Notes payable related party	-	471,950
Current portion of long term debt	230,151	490,127
Income taxes payable	-	539,628
Accrued expenses payable	1,178,189	993,010
Total Current Liabilities	5,062,889	3,912,674

Deferred tax liability	261,046	81,030
Long term debt, less current portion	2,268,279	2,507,985
Total Liabilities	7,592,214	6,501,689

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,349,116 and 8,205,116 shares issued at June 30, 2011 and December 31, 2010, respectively	83,491	82,051
Additional paid in capital	8,075,219	7,689,183
Less cost of common stock in treasury, 351,503 shares at June 30, 2011 and December 31, 2010, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(267,968)	(271,939)
Retained earnings	4,703,908	3,666,211
Total Shareholders’ Equity of Ocean Bio-Chem, Inc.	12,306,637	10,877,493

Noncontrolling interest	306,787	303,116

Total Shareholders’ Equity	12,613,424	11,180,609
Total Liabilities and Shareholders’ Equity	$20,205,638	$17,682,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross sales	$8,669,305	$7,692,395	$15,754,782	$13,090,811
Less: discounts, returns, and allowances	451,331	338,976	804,301	539,518

Net sales	8,217,974	7,353,419	14,950,481	12,551,293

Cost of goods sold	5,240,420	4,640,107	9,463,886	8,105,416

Gross profit	2,977,554	2,713,312	5,486,595	4,445,877

Operating Expenses:
Advertising and promotion	656,811	417,645	1,029,779	687,274
Selling and administrative	1,673,694	1,642,143	2,776,614	2,425,382
Total operating expenses	2,330,505	2,059,788	3,806,393	3,112,656

Operating income	647,049	653,524	1,680,202	1,333,221

Other income (expense)
Interest expense	(47,443)	(40,403)	(73,219)	(67,972)
Other income	1,563	-	25,511	22,317

Income before income taxes	601,169	613,121	1,632,494	1,287,566

Provision for income taxes	224,352	294,700	627,968	574,700

Net income	376,817	318,421	1,004,526	712,866

Loss attributable to noncontrolling interests	12,579	53,589	33,171	53,589
Net income attributable to Ocean-Bio Chem, Inc.	$389,396	$372,010	$1,037,697	$766,455

Income per common share – basic	$0.05	$0.05	$0.13	$0.10

Income per common share – diluted	$0.05	$0.04	$0.12	$0.09

Weighted average shares - basic	7,897,985	7,746,886	7,875,923	7,724,722
Weighted average shares - diluted	8,418,591	8,615,326	8,315,186	8,362,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Net Income	$376,817	$318,421	$1,004,526	$712,866

Foreign currency translation adjustment	518	32,557	3,971	6,868

Comprehensive income	377,335	350,978	1,008,497	719,734

Comprehensive loss attributable to noncontrolling interests	12,579	53,589	33,171	53,589

Comprehensive income attributable to Ocean-Bio Chem, Inc.	$389,914	$404,567	$1,041,668	$773,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:

Net income attributable to Ocean Bio-Chem, Inc.	$1,037,697	$766,455
Adjustment to reconcile net income to net cash (used in) provided by operations:
Loss attributable to noncontrolling interest	(33,171)	(53,589)
Depreciation and amortization	418,708	333,289
Stock based compensation	365,598	337,386
Other operating non cash items	51,586	87,904
Changes in assets and liabilities:
Accounts receivable	(1,264,996)	(159,942)
Amounts due from affiliates	87,311	(98,584)
Inventory	(1,470,636)	(1,186,777)
Other assets	17,495	63,298
Deferred taxes	142,115	-
Prepaid expenses	(140,268)	209,024
Accounts payable and other accrued liabilities	(717,859)	(135,604)
Net cash (used in) provided by operating activities	(1,506,420)	162,860
Cash flows from investing activities:
Purchases of property, plant and equipment	(243,553)	(322,747)
Trademarks, trade names and patents, net	-	(177,036)
Contributions from (to) joint venture	36,842	(103,627)
Net cash used in investing activities	(206,711)	(603,410)
Cash flows from financing activities:
Borrowings under revolving line of credit, net	2,600,000	750,000
Payments on related party notes	(471,950)	-
Payments on long-term debt	(499,682)	(240,049)
Proceeds from exercise of stock options	6,300	7,085
Net cash provided by financing activities	1,634,668	517,036
Effect of exchange rates on cash	2,016	(560)
Net (decrease) increase in cash	(76,447)	75,926
Cash at beginning of period	615,044	494,973
Cash at end of period	$538,597	$570,899
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$81,421	$44,022
Cash paid for income taxes during period	$1,204,000	$450,000
Supplemental disclosure of non-cash investing activities:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents		$440,339
Inventory		22,965
Equipment		14,700
Total assets contributed to consolidated joint venture by noncontrolling partner		$478,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries, all of which are wholly-owned, and OdorStar Technology LLC (“OdorStar”), a joint venture in which the Company has a controlling interest.  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” includes Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

For further information, please refer to the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Revenue recognition

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods passes to the customer, and collectability of the related receivable is probable.  Reported net sales are net of customer prompt pay discounts, contractual allowances, authorized customer returns, consumer rebates and other sales incentives.

Advertising and Promotion Expense

Advertising and promotion expense consists of advertising costs and catalog costs.  Advertising costs are expensed in the period in which the advertising occurs and were approximately $657,000 and $418,000 for the three months ended June 30, 2011 and 2010, respectively and approximately $1,030,000 and $687,000 for the six months ended June 30, 2011 and 2010, respectively.  The Company capitalizes the direct cost of producing its catalogs.  Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months.  At June 30, 2011 and December 31, 2010, the Company did not have any significant cost of advertising materials on hand.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  Under FASB ASC Topic 718, the Company recognizes an expense for the fair value of its outstanding stock options and grants as they vest, whether held by employees or others.

Noncontrolling interest

Noncontrolling interest represents the portion of OdorStar equity that the Company does not own.  Profits and losses in OdorStar are allocated equally between the Company and its joint venture partner, and contributions to OdorStar are made equally by the Company and its joint venture partner.  Because the Company manages OdorStar, it has a controlling interest in OdorStar, and the Company consolidates OdorStar in its financial statements.  The Company accounts for and reports its noncontrolling interest in accordance with the provisions of the FASB ASC 810.

Subsequent events

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

On July 6, 2011, the Company and its subsidiary Kinpak, Inc. (“Kinpak”) entered into a Credit Agreement (the “Credit Agreement”) with Regions Bank and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed, and under the Equipment Finance Addendum, REFCO provided to the Company a new fixed term loan in the amount of $2,430,000, the proceeds of which were used to repay the Company’s remaining obligations in connection with the 2002 Series of Industrial Development Revenue Bonds (Kinpak, Inc. Project) issued by the City of Montgomery, Alabama (the “Series 2002 Bonds”).

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2011 had no material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3. INVENTORIES

The composition of inventories at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$3,969,012	$4,116,577
Finished goods	5,556,830	3,938,629
Inventories, gross	9,525,842	8,055,206

Inventory reserves	(341,608)	(329,626)

Inventories, net	$9,184,234	$7,725,580

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $398,000 and $352,000 at June 30, 2011 and December 31, 2010, respectively.

4. PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	Estimate Useful Life	June 30, 2011	December 31, 2010

Land		$278,325	$278,325
Building	30 years	4,402,275	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,625,681	7,481,644
Office equipment and furniture	3-5 years	620,636	552,306
Construction in process		59,437	76,499
Leasehold improvement	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,108,998	12,913,693

Less accumulated depreciation		(7,810,918)	(7,491,906)

Property, plant and equipment, net		$5,298,080	$5,421,787

5. NONCONTROLLING INTEREST

On May 10, 2010, the Company announced the formation of OdorStar, a joint venture between the Company and BBL Distributors, LLC.  OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include $592,000 and $625,000 in assets and $7,000 and $10,000 in liabilities from OdorStar at June 30, 2011 and December 31, 2010, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $25,000 and $107,000 during the three months ended June 30, 2011 and 2010, respectively, and $66,000 and $107,000 during the six months ended June 30, 2011 and 2010, respectively.

6. REVOLVING LINE OF CREDIT

The Company’s revolving line of credit with Regions Bank matured on June 30, 2011.  At June 30, 2011, the Company was in compliance with the terms of the revolving line of credit, including financial covenants.  At June 30, 2011, the Company’s principal obligation under the revolving line of credit was $2,600,000.

On July 6, 2011, under the terms of the Credit Agreement, the Company renewed its revolving line of credit with Regions Bank.  Under the new revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus interest, depreciation, amortization and rent expense divided by debt service plus interest) falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan are cross-collateralized under the Credit Agreement.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1.

7. LONG TERM DEBT

At June 30, 2011, the Company had outstanding rent obligations under the Second Supplemental Lease Agreement (the “Lease Agreement”) between its subsidiary, Kinpak, Inc. (“Kinpak”), and the Industrial Development Board of the City of Montgomery, Alabama (the “Board”).  The Company’s payments under the lease agreement were used to pay debt service on the Series 2002 Bonds, which were issued by the Board.  The Company entered into the Lease Agreement to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  Kinpak previously entered into a similar lease arrangement with the Board in 1997, in connection with the Board’s issuance of industrial revenue bonds (the “Series 1997 Bonds”), related to Kinpak’s facilities and related equipment.  On March 1, 2011, the Series 1997 Bonds were paid in full.  At June 30, 2011, $2,420,000 was outstanding under the Series 2002 Bonds.  At December 31, 2010, $425,000 and $2,480,000 were outstanding under the Series 1997 Bonds and Series 2002 Bonds, respectively.  The bonds bore interest at tax-free rates that adjusted weekly.  During the six months ended June 30, 2011 the interest rate per annum was 4.0%, and during year ended December 31, 2010, interest rates per annum ranged between 2.0% and 4.0%.  Interest expense for the three months ended June 30, 2011 and June 30, 2010 was approximately $25,000 and $27,000, respectively, and for the six months ended June 30, 2011 and June 30, 2010 was $40,000 and $54,000, respectively.

 On July 6, 2011, Regions Equipment Finance Company (REFCO) provided to the Company a new $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under the Lease Agreement.

At June 30, 2011 and December 31, 2010, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $78,430 and $93,112 at June 30, 2011 and December 31, 2010, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The composition of these obligations at June 30, 2011 and December 31, 2010 were as follows:

	Current Portion		Long Term Portion
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Industrial Development Bonds	$200,000	$460,000	$2,220,000	$2,445,000
Capitalized equipment leases	30,151	30,127	48,279	62,985

Total long term debt	$230,151	$490,127	$2,268,279	$2,507,985

Required principal payments under these obligations are set forth below:

12 month period ending June 30,
2012	$230,151
2013	460,397
2014	455,378
2015	449,161
2016	443,343
Thereafter	460,000
Total	$2,498,430

8. RELATED PARTY TRANSACTIONS

At June 30, 2011 and December 31, 2010, the Company had amounts receivable from affiliated companies owned by the Company’s Chief Executive Officer, aggregating approximately $125,000 and $213,000, respectively.  The accounts receivable relate to sales of the Company’s products to the affiliated companies, which distribute these products outside of the United States and Canada, and administrative services provided to the affiliated companies.

Sales to the affiliated companies aggregated approximately $404,000 and $340,000 during the three months ended June 30, 2011 and 2010, respectively, and $834,000 and $771,000 for the six months ended June 30, 2011 and 2010, respectively.  Administrative fees aggregated approximately $50,000 and $45,300 during the three months ended June 30, 2011 and 2010, respectively, and $100,000 and $95,300 for the six month period ended June 30, 2011 and 2010, respectively.

The transactions with the affiliated companies were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

The Company currently uses the services of an entity that is owned by the Company’s Chief Executive Officer to conduct product research and development.  The Company paid $10,500 and $14,500 to the entity for the three months ended June 30, 2011 and 2010, respectively, and $21,000 and $22,000 during the six months ended June 30, 2011 and 2010, respectively, for these services.

A director of the Company is a regional executive vice president of a company that sources most of the Company’s insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2011 and 2010, the Company paid an aggregate of approximately $110,000 and $91,000 in insurance premiums on policies obtained through the director’s company, respectively, and during the six months ended June 30, 2011 and 2010 the Company paid an aggregate of approximately $224,000 and $168,000 in insurance premiums on policies obtained through the director’s company, respectively.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chief Executive Officer.  See Note 9 “Commitments” for a description of the lease terms.

9. COMMITMENTS

On May 1, 2008, the Company renewed for ten years its existing lease with an entity owned by its Chief Executive Officer for its executive offices and warehouse facilities in Fort Lauderdale, Florida.  The lease requires minimum base rent of $94,800 for the first year and provides for a maximum annual 2% increase in base rent in subsequent years.  Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership.  Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was $24,000 and $26,000 for the three months ended June 30, 2011 and 2010, respectively.  Rent expense for the six months ended June 30, 2011 and 2010 amounted to approximately $49,000 and $52,000, respectively.

The Company leases a 1.5 acre docking facility on the Alabama River from the Alabama State Port Authority, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $7,800 annually.

10.  EARNINGS PER SHARE

Basic earnings per share is calculated based on net income attributable to Ocean-Bio Chem, Inc. and the weighted average number of shares outstanding during the reported period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options and, during 2010, warrants.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per common share -Basic

Net income attributable to OBCI	$389,396	$372,010	$1,037,697	$766,455

Weighted average number of common shares outstanding	7,897,985	7,746,886	7,875,923	7,724,722

Earnings per common share - Basic	$0.05	$0.05	$0.13	$0.10

Earnings per common share – Diluted

Net income attributable to OBCI	$389,396	$372,010	$1,037,697	$766,455

Weighted average number of common shares outstanding	7,897,985	7,746,886	7,875,923	7,724,722

Effect of employee stock-based awards	520,606	868,440	439,263	637,997

Weighted average number of common shares outstanding - assuming dilution	8,418,591	8,615,326	8,315,186	8,362,719

Earnings per common share - Diluted	$0.05	$0.04	$0.12	$0.09

11. SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 3, 2011, the Company’s shareholders approved the 2011 Omnibus Equity Compensations Plan (the “Plan”).  Under the Plan, equity grants and awards of up to 750,000 shares of the Company’s common stock may be issued to the Company’s directors, officers, employees, consultants and advisors.

On June 3, 2011, the Company issued stock awards covering 139,000 shares of common stock under the Plan.  The Company recognized compensation expense based upon the market price per share at the time of issuance, $2.82, and an assumed forfeiture rate of 15%.

Stock based compensation recognized during the three months ended June 30, 2011 and 2010 attributable to equity grants and awards totaled approximately $321,000 and $247,000, respectively.  There was no stock compensation expense related to equity grants and awards during the three months ended March 31, 2011 and 2010.  Stock compensation expense attributable to stock options was $22,000 and $66,000 for the three months ended June 30, 2011 and 2010, respectively.  Stock compensation expense attributable to stock options was $45,000 and $90,000 for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011 there was approximately $115,000 of unrecognized compensation cost related to options awarded to employees.  This cost will be charged against operations as the respective options vest through 2013.

The following schedule reflects the status of outstanding options under the Company’s three qualified stock option plans and two non-qualified plans, as well as a non-plan option at June 30, 2011.  The plans labeled ISO are incentive stock option plans, and the plans labeled NQ are non-qualified plans.  No further grants will be made under these plans; future grants will be made under the Omnibus Equity Compensation Plan.

June 30, 2011						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	price	date	Remaining life
2002 ISO	11/06/06	113,500	90,800	$0.93	11/05/11	0.4
2007 ISO	05/17/07	167,500	134,000	1.66	05/16/12	.9
2007 ISO	10/08/07	2,500	1,500	1.87	10/07/12	1.3
2007 ISO	12/17/07	154,600	92,760	1.32	12/16/12	1.5
2008 ISO	08/25/08	156,100	62,440	0.97	08/21/13	2.2
2002NQ	10/22/02	30,000	30,000	1.26	10/21/12	1.3
2002NQ	06/20/03	30,000	30,000	1.03	06/19/13	2.0
2002NQ	05/25/04	30,000	30,000	1.46	05/24/14	2.9
2002NQ	04/03/06	40,000	40,000	1.08	04/02/16	4.8
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	6.6
2008NQ	01/11/09	50,000	50,000	0.69	01/10/19	7.6
2008NQ	04/26/10	25,000	25,000	2.07	04/25/20	9.0
Non-Plan Option	03/25/09	115,000	115,000	0.55	03/24/14	2.8
		964,200	751,500	$1.16		2.5

Item 2. Management’s Discussion and Analysis of financial Conditions and Results of Operations

Forward-looking Statements:

Certain statements contained in this report, including without limitation expectations as to future sales and operating results, constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “anticipate”, “intend”, “could” or similar words are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from the results expressed or implied by such forward-looking statements.  Factors that may affect the Company’s results include, but are not limited to, the highly competitive nature of the Company’s business, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, and other factors.  The Company does not assume any obligation to update any forward-looking statements, except as required by law.

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

Critical accounting policies and estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding the Company’s critical accounting estimates.

Results of Operations:

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net sales increased to approximately $8,218,000 during the three months ended June 30, 2011 from approximately $7,353,000 during the corresponding period in 2010, an increase of $865,000 or 11.8%.  The sales increase primarily reflects customer growth in newer markets, including recreational vehicle, power sports, agriculture and other power equipment.  The Company also continued to increase sales to both existing and new customers in our core marine market.

Cost of goods sold and gross profit – Cost of goods sold during the three months ended June 30, 2011 increased by approximately $600,000 or 12.9%, to approximately $5,240,000 from approximately $4,640,000 during the three months ended June 30, 2010.  The increase in cost of goods sold is a result of the increase in net sales.  The Company’s gross margin percentage remained stable with only a .7% decrease in 2011, combined with the increase in net sales resulted in a $264,000 increase in gross profit.

Advertising and promotion increased to approximately $657,000 during the three months ended June 30, 2011 from $418,000 during the corresponding period in 2010, an increase of approximately $239,000 or 57.3%.  The increase is due to a radio advertising campaign as well as increased magazine and newspaper advertising.  As a percentage of net sales, advertising and promotion expense increased from 5.7% in the second quarter of 2010 to 8.0% in the second quarter of 2011.  The Company expects the increased rate of advertising and promotion to continue during the remainder of 2011.

Selling and administrative expenses increased by approximately $32,000 or 1.9% during the three months ended June 30, 2011 as compared to the same period in 2010.  As a percentage of net sales, selling and administrative expenses decreased from 22.3% to 20.4%.  The increase in expenses was primarily due to an increase in variable expenses that are affected by increased sales, including commissions, selling expenses, shipping costs and fuel costs.

Interest expense increased by approximately $7,000 to $47,000 during the three months ended June 30, 2011, compared to $40,000 during the three months ended June 30, 2010. The increase is attributable to the increased utilization of the Company’s revolving line of credit, primarily to fund increased working capital needs related to accounts receivable and inventories.

Operating income – As a result of the foregoing, operating income was approximately $647,000 in 2011 compared to an operating profit of approximately $653,000 in 2010, a decrease of $6,000 or .9%.

Income taxes - The Company had a tax expense of approximately $224,000 in 2011 or 37.3% of pretax income, compared to $295,000 in 2010 or 48.1% of pretax income.

Net income and Net income attributable to Ocean-Bio Chem, Inc.  As a result of the items mentioned above, net income increase approximately 18.3% or approximately $58,000 to $376,000 from approximately $318,000.  Net income attributable to Ocean Bio-Chem. Inc. increased to approximately $389,000 in 2011, from approximately $372,000 in 2010, an increase of $17,000 or 4.7%.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net sales increased to approximately $14,950,000 during the six months ended June 30, 2011 from approximately $12,551,000 in the corresponding period in 2010, an increase of $2,399,000 or 19.1%.  As discussed in the three month analysis above, the sales increase primarily reflects customer growth in newer markets, including recreational vehicle, power sports, agriculture and other power equipment.  The Company also continued to increase sales to both existing and new customers in its core marine market.

Cost of goods sold and gross profit – Cost of goods sold in 2011 increased 16.8%, to approximately $9,464,000 from approximately $8,105,000 in 2010.  The increase in cost of goods sold is mostly attributable to the increase in net sales.   The Company’s gross margin percentage increased by approximately 1.3%, from approximately 35.4% to 36.7%, combined with the increase in net sales resulted in an increase in gross profit of approximately $1,041,000 or 23.4%

Advertising and promotion increased to approximately $1,030,000 during the six months ended June 30, 2011 from $687,000 during the same period in 2010, an increase of approximately $343,000 or 49.8%.  The increase is due to a radio advertising campaign, increased magazine and newspaper advertising, and customer cooperative advertising allowances related to higher sales. As a percentage of net sales, advertising and promotion expense increased from 5.5% during the six months ended June 30, 2010 to 6.9% during the six months ended June 30, 2011.  The Company expects the increased rate of advertising and promotion to continue during the remainder of 2011.

Selling and administrative expenses increased by approximately $352,000 to $2,777,000 during the six months ended June 30, 2011 from $2,425,000, during the comparative period in 2010. The increase is mostly due to an increase in variable expenses as it relates to increased sales including commissions and selling expenses in addition to higher shipping costs due to higher volume along with increased fuel costs to ship products.  As a percentage of net sales, selling and administration expenses decreased from 19.3% in the first half of 2011 to18.6% in the first half of 2010.

Interest expense increased approximately $5,000 to $73,000 in 2011 compared to $68,000 in 2010.  The increase in interest expense is attributable to increased borrowing in the second quarter, as described above.

Operating income – As a result of the foregoing, operating income increased to approximately $1,680,000 in 2011 from an operating profit of approximately $1,333,000 in 2010, an increase of $347,000 or 26.0%.

Income taxes - The Company had a tax expense of approximately $628,000 or 38.5% of pretax income compared to $575,000 or 44.6% of pretax income, for the corresponding 2010 period.

Net income and Net income attributable to Ocean-Bio Chem, Inc. As a result of the items mentioned above, net income increased approximately 40.9% or approximately $292,000 to $1,005,000 from $713,000 in 2010.  Net income attributable to Ocean Bio Chem, Inc. increased to approximately $1,038,000 in 2011, from approximately $766,000 in 2010, an increase of approximately $272,000 or 35.4%.

Liquidity and capital resources:

The Company’s cash balance was approximately $539,000 at June 30, 2011 compared to approximately $615,000 at December 31, 2010.  At June 30, 2011, the Company had $2,600,000 in short-term borrowings outstanding under the Company’s revolving line of credit compared to no short-term borrowings under the revolving line of credit at December 31, 2010.

Net cash used by operating activities during the six months ended June 30, 2011 was approximately $1,506,000 compared to approximately $163,000 provided by operating activities for the six months ended June 30, 2010, principally due to increased working capital needs.  During the six months ended June 30, 2011, inventory increased by approximately $1,471,000 and accounts receivable increased by approximately $1,265,000.  The inventory buildup related to a strategy of purchasing in anticipation of higher petroleum prices and also to support a higher level of customer orders.  The increase in accounts receivable is mostly a result of strong June 2011 sales.  The Company also used approximately $718,000 to pay accounts payable and other accrued expenses.  The uses of cash were partially offset by net income attributable to OBCI of approximately $1,038,000 and non-cash charges of approximately $803,000.  The major non-cash charges were stock based compensation of approximately $366,000 and depreciation and amortization of approximately $419,000.

Net cash used by investing activities was approximately $207,000 for the six months ended June 30, 2011 compared to approximately $603,000 for the six months ended June 30, 2010.  In the current period, the Company used approximately $244,000 to purchase manufacturing equipment at its Kinpak facility, partially offset by a $36,000 contribution the Company received from our joint venture partner.

Net cash provided by financing activities was approximately $1,635,000 for the six months ended June 30, 2011 compared to approximately $517,000 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, cash was provided through the Company’s borrowing of $2,600,000 under its revolving line of credit, partially offset by the payment of its entire lease obligation used to fund debt service on the 1997 Series Industrial Revenue Bonds that were issued to finance in connection with Kinpak’s facilities and acquisition of related equipment, as well as quarterly lease payments funding debt service under the 2002 Series of Industrial Revenue Bonds issued in connection with expansion of Kinpak’s facilities and acquisition of related equipment, and payment of the related party note, totaling approximately $972,000.

The Company’s revolving line of credit with Regions Bank matured on June 30, 2011.  At June 30, 2011 the Company had $2,600,000 outstanding under the line of credit agreement compared to no amounts outstanding under the line of credit at December 31, 2010.  On July 6, 2011, the $2,600,000 balance was refinanced by a new revolving line of credit agreement with Regions Bank described below.

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) the Company’s revolving line of credit with Regions Bank was renewed, and (b) REFCO provided to a new term loan in the amount of $2,430,000, the proceeds of which were used to pay the Kinpak’s remaining lease obligations in connection with the 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the extended revolving line of credit, the Company may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014.

Under the new term loan, the Company will pay the $2,430,000 principal, together with interest, at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,510.61 over the six year period beginning on August 6, 2011, with the final payment on July 6, 2017.  In the event the Company’s debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum.

The Credit Agreement defines “debt service coverage ratio” as meaning net profit plus interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense.  The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1.

The Company’s obligations under the Credit Agreement are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, the Company has obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $78,430 and $93,112 at June 30, 2011 and December 31, 2010, respectively.

The Company sells its products in the Canadian market and is subject to currency fluctuations relating to the Canadian dollar.  The Company does not engage in currency hedging and addresses currency risk as a pricing issue.  In the six months ended June 30, 2011, the Company recorded approximately $4,000 in foreign currency translation adjustments (increasing shareholders’ equity by $4,000) as a result of the strengthening of the Canadian dollar in relation to the US dollar.

During the past few years, the Company has introduced various new products to its customers.  At times, new product introductions have required the Company to increase its overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to the Company’s overall operations.  The Company believes that it can continue to provide, through its operations and financing arrangements, all required capital to support increased inventory levels.

Many of the raw materials that the Company uses in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices.  The nature of the Company’s business does not enable it to pass through the price increases to its national retailers and distributors as promptly as it experiences increases in raw material costs.  This may, at times, adversely affect the Company’s margins.

At June 30, 2011 and through the date of this report, the Company did not and does not have any material commitments for capital expenditures or inventories, nor does it have any other present commitment that is likely to result in the Company’s liquidity increasing or decreasing in any material way.

The Company believes that funds provided through operations and their existing sources of financing will be sufficient to satisfy its cash requirements over at least the next twelve months

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

Change in Internal Controls over Financial Reporting:

No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 6. – Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1
Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (file no. 333-174659), filed by Ocean Bio-Chem, Inc. on June 2, 2011

10.2
Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 12, 2011).

10.3
Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 12, 2011).

10.4
Promissory Note, dated July 6, 2011, issued by the Company to Regions Bank in connection with the revolving line of credit under the Credit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on July 12, 2011).

10.5
Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on July 12, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.*

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Date: August 15, 2011	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)