Form 10-Q
period 2011-09-30
OCEAN BIO CHEM INC
filed 2011-11-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2011

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

At November 14, 2011, 8,106,885 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at September 30, 2011(unaudited) and December 31, 2010	3

	Condensed consolidated statements of operations (unaudited) for the three months and nine months ended September 30, 2011 and 2010	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three months and nine months ended September 30, 2011 and 2010	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2011 and 2010	6

	Notes to condensed consolidated financial statements	7-13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4. Controls and Procedures	17

PART II	Other Information:

	Item 1A. Risk Factors	18

	Item 6. Exhibits	19

	Signatures	20

PART 1-FINANCIAL INFORMATION

Item 1.-Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$809,262	$615,044
Trade accounts receivable net of allowance for doubtful accounts of approximately $135,000 and $63,600 at September 30, 2011 and December 31, 2010, respectively	5,486,516	2,266,695
Receivables due from affiliated companies	189,424	-
Inventories, net	10,660,339	7,725,580
Prepaid expenses and other current assets	472,658	289,930
Deferred tax asset	193,023	127,676
Total Current Assets	17,811,222	11,024,925

Property, plant and equipment, net	5,214,748	5,421,787

Other Assets:
Trademarks, trade names and patents, net	883,504	947,814
Due from affiliated companies, net	-	212,736
Other assets	64,093	75,036

Total Other Assets	947,597	1,235,586
Total Assets	$23,973,567	$17,682,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,711,567	$1,417,959
Revolving line of credit	3,400,000	-
Notes payable related party	-	471,950
Current portion of long term debt	400,388	490,127
Income taxes payable	226,763	539,628
Accrued expenses payable	1,127,036	993,010
Total Current Liabilities	7,865,754	3,912,674

Deferred tax liability	306,859	81,030
Long term debt, less current portion	2,039,143	2,507,985
Total Liabilities	10,211,756	6,501,689

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,349,116 and 8,205,116 shares issued at September 30, 2011 and December 31, 2010, respectively	83,491	82,051
Additional paid in capital	8,099,226	7,689,183
Less cost of common stock in treasury, 351,503 shares at September 30, 2011 and December 31, 2010, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(271,727)	(271,939)
Retained earnings	5,841,593	3,666,211
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	13,464,570	10,877,493

Noncontrolling interest	297,241	303,116

Total Shareholders' Equity	13,761,811	11,180,609
Total Liabilities and Shareholders' Equity	$23,973,567	$17,682,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross sales	$10,429,694	$9,530,210	$26,184,476	$22,621,021
Less: discounts, returns, and allowances	545,643	511,188	1,349,944	1,050,706

Net sales	9,884,051	9,019,022	24,834,532	21,570,315

Cost of goods sold	6,538,236	5,832,968	16,002,122	13,918,067

Gross profit	3,345,815	3,186,054	8,832,410	7,652,248

Operating Expenses:
Advertising and promotion	476,366	513,770	1,506,145	1,201,044
Selling and administrative	1,241,053	1,255,130	4,017,667	3,647,240
Total operating expenses	1,717,419	1,768,900	5,523,812	4,848,284

Operating income	1,628,396	1,417,154	3,308,598	2,803,964

Other income (expense)
Interest expense	(34,835)	(33,156)	(108,054)	(101,128)
Other income	13,227	30,796	38,738	53,113

Income before income taxes	1,606,788	1,414,794	3,239,282	2,755,949

Provision for income taxes	478,649	624,605	1,106,617	1,199,305

Net income	1,128,139	790,189	2,132,665	1,556,644

Loss attributable to noncontrolling interests	9,546	7,491	42,717	61,080
Net income attributable to Ocean Bio-Chem, Inc.	$1,137,685	$797,680	$2,175,382	$1,617,724

Income per common share – basic	$0.14	$0.10	$0.27	$0.21

Income per common share – diluted	$0.13	$0.09	$0.26	$0.19

Weighted average shares - basic	7,997,613	7,853,613	7,916,932	7,768,158
Weighted average shares - diluted	8,537,806	8,647,937	8,394,413	8,458,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$1,128,139	$790,189	$2,132,665	$1,556,644

Foreign currency translation adjustment	(3,759)	(2,348)	212	4,520

Comprehensive income	1,124,380	787,841	2,132,877	1,561,164

Comprehensive loss attributable to noncontrolling interests	9,546	7,491	42,717	61,080
Comprehensive income attributable to Ocean Bio-Chem, Inc.	$1,133,926	$795,332	$2175,594	$1,622,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:

Net income	$2,132,665	$1,556,644
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	584,625	514,344
Deferred income taxes	160,482	-
Stock based compensation	388,866	355,558
Other operating non-cash items	122,462	178,687

Changes in assets and liabilities:
Accounts receivable	(3,291,494)	(3,139,605)
Amounts due from affiliates	23,312	(73,693)
Inventory	(2,967,069)	(1,496,026)
Other assets	10,943	70,910
Prepaid expenses	(182,728)	118,819
Accounts payable and other accrued liabilities	1,114,769	975,581
Net cash used in operating activities	(1,903,167)	(938,781)

Cash flows from investing activities:
Purchases of property, plant and equipment	(313,276)	(515,960)
Trademarks, trade names and patents, net	-	(177,036)
Contributions from (to) joint venture	36,842	(100,427)
Net cash used in investing activities	(276,434)	(793,423)

Cash flows from financing activities:
Borrowings under revolving line of credit, net	3,400,000	2,200,000
Proceeds from issuance of long term debt	2,430,000	-
Payments on related party notes	(471,950)	-
Payments on long-term debt	(2,988,581)	(324,103)
Proceeds from exercise of stock options	6,300	7,085
Net cash provided by financing activities	2,375,769	1,882,982
Effect of exchange rates on cash	(1,950)	(2,774)

Net increase in cash	194,218	148,004
Cash at beginning of period	615,044	494,973
Cash at end of period	$809,262	$642,977

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$118,594	$73,627
Cash paid for income taxes during period	$1,259,000	$737,383

Supplemental disclosure of non-cash investing activities:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents		$440,339
Inventory		22,965
Equipment		14,700
Total assets contributed to consolidated joint venture by noncontrolling partner		$478,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Advertising and Promotion Expense

Advertising and promotion expense consists of advertising costs and catalog costs.  Advertising costs are expensed in the period in which the advertising occurs and were approximately $476,000 and $514,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $1,506,000 and $1,201,000 for the nine months ended September 30, 2011 and 2010, respectively.  The Company capitalizes the direct cost of producing its catalogs.  Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to twelve months.  At September 30, 2011 and December 31, 2010, the Company did not have any significant capitalized catalog costs.

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

Noncontrolling interest

Noncontrolling interest represents the portion of OdorStar equity that the Company does not own.  Profits and losses in OdorStar are allocated equally between the Company and its joint venture partner, and contributions to OdorStar are made equally by the Company and its joint venture partner.  Because the Company manages OdorStar, it has a controlling interest in OdorStar, and the Company consolidates OdorStar in its financial statements.  The Company accounts for and reports its noncontrolling interest in accordance with the provisions of the FASB ASC Topic 810, “Consolidation.”

Subsequent events

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the nine months ended September 30, 2011 had no material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$4,439,832	$4,116,577
Finished goods	6,582,443	3,938,629
Inventories, gross	11,022,275	8,055,206

Inventory reserves	(361,936)	(329,626)
Inventories, net	$10,660,339	$7,725,580

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $623,000 and $352,000 at September 30, 2011 and December 31, 2010, respectively.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	Estimate Useful Life	September 30, 2011	December 31, 2010
Land		$278,325	$278,325
Building and Improvements	30 years	4,404,875	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,679,273	7,481,644
Office equipment and furniture	3-5 years	623,882	552,306
Construction in process		53,748	76,499
Leasehold improvement	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,162,747	12,913,693

Less accumulated depreciation		(7,947,999)	(7,491,906)

Property, plant and equipment, net		$5,214,748	$5,421,787

5.	NONCONTROLLING INTEREST

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC, a joint venture between the Company and BBL Distributors, LLC.  OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include $575,000 and $625,000 in assets and $5,000 and $10,000 in liabilities from OdorStar at September 30, 2011 and December 31, 2010, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $19,000 and $15,000 during the three months ended September 30, 2011 and 2010, respectively, and $85,000 and $122,000 during the nine months ended September 30, 2011 and 2010, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus interest, depreciation, amortization and rent expense divided by debt service plus interest) falls below 2.0 to 1, in which case the interest is payable at the 30 day libor rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized.    Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At September 30, 2011, the Company was in compliance with these covenants . The Company’s principal obligation under the revolving line of credit at September 30, 2011 was $3,400,000 and the interest rate was 2.0% per annum.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under the lease agreement relating to the Series 2002 Bonds described in the following paragraph.  At September 30, 2011, approximately $2,369,000 was outstanding under the term loan.

At December 31, 2010, the Company had outstanding rent obligations under the two lease agreements between Kinpak and the Industrial Development Board of the City of Montgomery, Alabama.  Payments under the lease agreements were used to pay debt service on two series of industrial revenue bonds issued in 1997 (the “Series 1997 Bonds”) and 2002 (the “Series 2002 Bonds”), respectively.  On March 1, 2011, the Series 1997 Bonds were paid in full, and on July 6, 2011, the Series 2002 Bonds were paid in full.  As a result, Kinpak acquired the facilities and equipment subject to the lease agreement.

At September 30, 2011 and December 31, 2010, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $70,305 and $93,112 at September 30, 2011 and December 31, 2010, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at September 30, 2011 and December 31, 2010:

	Current Portion		Long Term Portion
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Lease Agreement - Industrial Development Bonds	$-	$460,000	$-	$2,445,000
Term loan	372,258		1,996,968
Capitalized equipment leases	28,130	30,127	42,175	62,985
Total long term debt	$400,388	$490,127	$2,039,143	$2,507,985

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,

2012	$400,388
2013	404,271
2014	412,753
2015	423,383
2016	429,645
Thereafter	369,091
Total	$2,439,531

8.	RELATED PARTY TRANSACTIONS

At September 30, 2011 and December 31, 2010, the Company had amounts receivable from affiliated companies owned by the Company’s Chief Executive Officer, aggregating approximately $189,000 and $213,000, respectively.  The accounts receivable relate to sales of the Company’s products to the affiliated companies, which distribute these products outside of the United States and Canada, and administrative services provided to the affiliated companies.

Sales to the affiliated companies aggregated approximately $325,000 and $425,400 during the three months ended September 30, 2011 and 2010, respectively, and $1,159,000 and $1,196,400 for the nine months ended September 30, 2011 and 2010, respectively.  Administrative fees aggregated approximately $78,000 and $85,300 during the three months ended September 30, 2011 and 2010, respectively, and $178,000 and $180,600 for the nine month periods ended September 30, 2011 and 2010, respectively.

The transactions with the affiliated companies were made in the ordinary course of business  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

The Company currently uses the services of an entity that is owned by the Company’s Chief Executive Officer to conduct product research and development.  The Company paid $10,500 and $6,500 to the entity for the three months ended September 30, 2011 and 2010, respectively, and $31,500 and  $28,500 during the nine months ended September 30, 2011 and 2010, respectively, for these services.

A director of the Company is a regional executive vice president of a company that sources most of the Company’s insurance needs at an arm’s length competitive basis.  During the three months ended September 30, 2011 and 2010, the Company paid an aggregate of approximately $304,000 and $168,000, respectively, in insurance premiums on policies obtained through the director’s company, and during the nine months ended September 30, 2011 and 2010, the Company paid an aggregate of approximately $528,000 and $336,000, respectively, in insurance premiums on policies obtained through the director’s company.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chief Executive Officer.  See Note 9 “Commitments” for a description of the lease terms.

9.	COMMITMENTS

On May 1, 2008, the Company renewed for ten years its existing lease with an entity owned by its Chief Executive Officer for its executive offices and warehouse facilities in Fort Lauderdale, Florida.  The lease requires minimum base rent of $94,800 for the first year and provides for a maximum annual 2% increase in base rent in subsequent years.  Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership.  Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was $24,000 and $23,000 for the three months ended September 30, 2011 and 2010, respectively.  Rent expense for the nine months ended September 30, 2011 and 2010 amounted to approximately $73,000 and $75,000, respectively.

The Company leases a 1.5 acre docking facility on the Alabama River from the Alabama State Port Authority, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $7,800 annually.

10.	EARNINGS PER SHARE

Basic earnings per share is calculated based on net income attributable to Ocean Bio-Chem, Inc. and the weighted average number of shares outstanding during the reported period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options and, during 2010, warrants.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Earnings per common share - Basic

Net income attributable to OBCI	$1,137,685	$797,680	$2,175,382	$1,617,724

Weighted average number of common shares outstanding	7,997,613	7,853,613	7,916,932	7,768,158

Earnings per common share - Basic	$0.14	$0.10	$0.27	$0.21

Earnings per common share – Diluted

Net income attributable to OBCI	$1,137,685	$797,680	$2,175,382	$1,617,724

Weighted average number of common shares outstanding	7,997,613	7,853,613	7,916,932	7,768,158

Effect of employee stock-based awards	540,193	794,324	477,481	690,570

Weighted average number of common shares outstanding - assuming dilution	8,537,806	8,647,937	8,394,413	8,458,728

Earnings per common share - Diluted	$0.13	$0.09	$0.26	$0.19

The Company had 0 and 27,500 stock options outstanding at September 30, 2011 and 2010, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation because their effect would be anti-dilutive.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock based compensation recognized during the three months ended September 30, 2011 and 2010 attributable to equity grants and awards was $0  , and approximately $321,000 and $247,000 during the nine months ended September 30, 2011 and 2010, respectively.  The stock based compensation attributable to equity grants and awards in 2011 is for employee stock grants issued under the Ocean Bio-Chem, Inc., Omnibus Equity Compensation Plan. Stock compensation expense attributable to stock options was approximately $23,000 and $18,000 for the three months ended September 30, 2011 and 2010, respectively.  Stock compensation expense attributable to stock options was $68,000 and $108,000 for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was approximately $91,000 of unrecognized compensation cost related to options awarded to employees.  This cost will be charged against operations through 2013, as the options vest.

The following schedule provides information, as of September 30, 2011, regarding outstanding options under the Company’s three qualified stock option plans and two non-qualified plans, as well as a non-plan option.  The plans labeled “ISO” are incentive stock option plans, and the plans labeled “NQ” are non-qualified plans.  No further grants will be made under these plans; future grants will be made under the Company’s Omnibus Equity Compensation Plan.

September 30, 2011
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 ISO	11/10/06	113,500	90,800	$0.93	11/09/11	0.1
2007 ISO	05/17/07	167,500	134,000	1.66	05/16/12	0.6
2007 ISO	10/08/07	2,500	1,500	1.87	10/07/12	1.0
2007 ISO	12/17/07	154,600	92,760	1.32	12/16/12	1.2
2008 ISO	08/25/08	156,100	93,660	0.97	08/21/13	1.9
2002NQ	10/22/02	30,000	30,000	1.26	10/21/12	1.1
2002NQ	06/20/03	30,000	30,000	1.03	06/19/13	1.7
2002NQ	05/25/04	30,000	30,000	1.46	05/24/14	2.7
2002NQ	04/03/06	40,000	40,000	1.08	04/02/16	4.6
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	6.3
2008NQ	01/11/09	50,000	50,000	0.69	01/10/19	7.4
2008NQ	04/26/10	25,000	25,000	2.07	04/25/20	8.7
Non-Plan Option	03/25/09	115,000	115,000	0.55	03/24/14	2.5
		964,200	782,720	$1.16		2.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this report, including without limitation statements regarding anticipated advertising and promotion expenses and the sufficiency of funds provided through operations and the Company’s existing sources of financing to satisfy the Company’s cash requirements, constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “anticipate”, “intend”, “could” or similar words are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from the results expressed or implied by such forward-looking statements.  Factors that may affect the Company’s results include, but are not limited to, the highly competitive nature of the Company’s business, reliance on certain key customers, consumer demand for marine recreational vehicle and automotive products, advertising and promotional efforts, and other factors.  The Company does not assume any obligation to update any forward-looking statements, except as required by law.

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

Results of Operations:

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net sales increased to approximately $9,884,000 during the three months ended September 30, 2011 from approximately $9,019,000 during the corresponding period in 2010, an increase of $865,000 or 9.6%.  The sales increase primarily reflects customer growth in newer markets, including recreational vehicle, power sports, agriculture and outdoor power equipment.

Cost of goods sold and gross profit – Cost of goods sold during the three months ended September 30, 2011 increased by approximately $705,000 or 12.1%, to approximately $6,538,000 from approximately $5,833,000 during the three months ended September 30, 2010.  The increase in cost of goods sold is primarily a result of the increase in sales volume.

The Company’s gross margin percentage (gross margin as a percentage of net sales) decreased by 1.5% in the third quarter of 2011 as compared to the same period in 2010.  This decrease was primarily a result of a higher mix of lower margin antifreeze sales and, to a lesser degree, the higher cost of goods for oils and oil-derived raw materials that could not be passed along to customers.  The increase in net sales volume resulted in an approximately $160,000 increase in gross profit.

Advertising and promotion decreased to approximately $476,000 during the three months ended September 30, 2011 from $514,000 during the corresponding period in 2010, a decrease of approximately $38,000 or 7.4%.  As a percentage of net sales, advertising and promotion expense decreased from 5.7% in the third quarter of 2010 to 4.8% in the third quarter of 2011.  The decrease reflects differences in the timing of advertizing expenditures.  Advertising expense for all of 2011 is expected to be higher than 2010.

Selling and administrative expenses decreased by approximately $14,000 or 1.1% during the three months ended September 30, 2011 as compared to the same period in 2010.  As a percentage of net sales, selling and administrative expenses decreased from 13.9% to 12.6%.

Interest expense increased by approximately $2,000 to $35,000 during the three months ended September 30, 2011, compared to $33,000 during the three months ended September 30, 2010.  The increase reflects higher borrowings to support higher sales volumes, inventory and receivables, somewhat offset by lower interest rates, during the 2011 period.

Operating income – As a result of the foregoing, operating income was approximately $1,628,000 in the third quarter of 2011 compared to approximately $1,417,000 in the 2010 period, an increase of $211,000 or 14.9%.

Income taxes - The Company income tax expense in the third quarter of 2011 was approximately $479,000, or 29.8% of pretax income, compared to $625,000, or 44.1% of pretax income, during the corresponding period in 2011.  The lower tax rate in 2011 is primarily attributable to a change in our federal domestic production activities deduction and a change in state income tax apportionment.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the third quarter of 2011 increased by approximately $338,000, or 42.8%, to $1,128,000 from approximately $790,000 in the third quarter of 2010.  Net income attributable to Ocean Bio-Chem. Inc. increased by approximately $340,000, or 42.6%, to $1,138,000 in the third quarter 2011, from approximately $798,000 in 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net sales increased to approximately $24,835,000 during the nine months ended September 30, 2011 from approximately $21,570,000 in the corresponding period in 2010, an increase of $3,265,000 or 15.1%.  As discussed in the three month analysis above, the sales increase primarily reflects customer growth in newer markets, including recreational vehicle, power sports, agriculture and other power equipment.

Cost of goods sold and gross profit – Cost of goods sold in 2011 increased 15.0%, to approximately $16,002,000 from approximately $13,918,000 in 2010.  The increase in cost of goods sold is mostly attributable to the increase in net sales.  The Company’s gross margin percentage remained relatively stable, increasing by 0.1% in 2011.  Principally due to the increase in net sales, gross profit for the first nine months of 2011 increased by $1,180,000, or 15.4%, as compared to gross profit in the corresponding period of 2010.

Advertising and promotion increased to approximately $1,506,000 during the nine months ended September 30, 2011 from $1,201,000 during the same period in 2010, an increase of approximately $305,000 or 25.4%.  The increase is due to a radio advertising campaign and increased magazine and newspaper advertising.  As a percentage of net sales, advertising and promotion expense increased from 5.6% during the nine months ended September 30, 2010 to 6.1% during the nine months ended September 30, 2011.

Selling and administrative expenses increased by approximately $371,000 or 9.4% to $4,018,000 during the nine months ended September 30, 2011 from $3,647,000 during the corresponding period in 2010. The increase is mostly due to an increase in variable selling expenses, including sales commissions and travel and trade show expenses; higher shipping costs due to higher sales volumes; and increased fuel costs to ship products.  As a percentage of net sales, selling and administrative expenses decreased from 16.9% during the first nine months of 2010 to 16.2% during the same period in 2011.

Interest expense increased approximately $7,000 to $108,000 during the nine months ended September 30, 2011 compared to $101,000 during the same period in 2010.  The increase in interest expense is attributable to increased borrowings to support higher sales volumes and receivables.

Operating income – As a result of the foregoing, operating income increased to approximately $3,309,000 during the first nine months of 2011 from approximately $2,804,000 in the 2010 period, an increase of $505,000 or 18.0%.

Income taxes - The Company had income tax expense of approximately $1,107,000 during the first nine months of 2011, or 34.2% of pretax income, compared to $1,199,000, or 43.5% of pretax income, for the corresponding 2010 period.  The lower tax rate in 2011 is primarily attributable to a change in our federal domestic production activities deduction and a change in state income tax apportionment

Net income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items mentioned above, net income during the first nine months of 2011 increased by approximately $576,000, or 37.0%, to $2,133,000 from $1,557,000 during the first nine months of 2010.  Net income attributable to Ocean Bio-Chem, Inc. increased by approximately $557,000, or 34.4%, to approximately $2,175,000 during the first nine months of 2011, from approximately $1,618,000 in the 2010 period.

Liquidity and capital resources:

The Company’s cash balance was approximately $809,000 at September 30, 2011 compared to approximately $615,000 at December 31, 2010.  At September 30, 2011, the Company had $3,400,000 in short-term borrowings outstanding under the Company’s revolving line of credit compared to no short-term borrowings under the revolving line of credit at December 31, 2010.  The increase in short term borrowings is primarily attributable to the increase in working capital needs as a result of increased sales.

Net cash used by operating activities during the nine months ended September 30, 2011 was approximately $1,903,000 compared to approximately $939,000 for the nine months ended September 30, 2010, principally due to increased working capital needs.  During the nine months ended September 30, 2011, inventory increased by approximately $2,967,000 and accounts receivable increased by approximately $3,291,000.  The inventory increase related to a strategy of purchasing in anticipation of higher petroleum prices, and higher seasonal sales of winterizing products.  The increase in accounts receivable is mostly a result of higher September 2011 sales.  The uses of cash were partially offset by net income of approximately $2,133,000, non-cash charges of approximately $1,256,000, and an increase of approximately $1,115,000 in accounts payable and other accrued expenses.  The major non-cash charges were stock based compensation of approximately $389,000 and depreciation and amortization of approximately $585,000.

Net cash used by investing activities was approximately $276,000 for the nine months ended September 30, 2011 compared to approximately $793,000 for the nine months ended September 30, 2010.  In the current period, the Company used approximately $313,000 principally to purchase manufacturing equipment at facilities owned by its subsidiary, Kinpak, Inc. (“Kinpak”), partially offset by a $36,000 contribution the Company received from its OdorStar joint venture partner.

Net cash provided by financing activities was approximately $2,376,000 for the nine months ended September 30, 2011 compared to approximately $1,883,000 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, cash was provided through the Company’s borrowing of $3,400,000 under its revolving line of credit and $2,430,000 under the Company’s new term loan, described below, partially offset by payments of $3,461,000, including payment of its entire outstanding lease obligation used to fund debt service on  two series of industrial revenue bonds that were issued to finance expansion of Kinpak’s facilities and acquisition of related equipment, and payment of a related party note.

On July 6, 2011, the Company and Kinpak entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) the Company’s revolving line of credit with Regions Bank was renewed, and (b) REFCO provided to the Company a term loan in the amount of $2,430,000, the proceeds of which were used to pay the Kinpak’s remaining lease obligations in connection with the 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the extended revolving line of credit, the Company may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.

Under the new term loan, the Company will pay the $2,430,000 principal, together with interest, at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,510.61 over the six year period beginning on August 6, 2011, with the final payment on July 6, 2017.  In the event the Company’s debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At September 30, 2011, the Company was in compliance with these covenants

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense.  The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.

The Company’s obligations under the Credit Agreement are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, the Company has obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $70,305 and $93,112 at September 30, 2011 and December 31, 2010, respectively.

The Company sells its products in the Canadian market and is subject to currency fluctuations relating to the Canadian dollar.  The Company does not engage in currency hedging and addresses currency risk as a pricing issue.  In the nine months ended September 30, 2011, the Company recorded $212 in foreign currency translation adjustments (increasing shareholders’ equity by $212) as a result of the strengthening of the Canadian dollar in relation to the US dollar.

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

At September 30, 2011 and through the date of this report, the Company did not and does not have any material commitments for capital expenditures or inventories, nor does it have any other present commitment that is likely to result in the Company’s liquidity increasing or decreasing in any material way.

The Company believes that funds provided through operations and its existing sources of financing will be sufficient to satisfy its cash requirements over at least the next twelve months

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

Change in Internal Controls over Financial Reporting:

No change in internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results.

Item 6. – Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation. *

10.2	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”). *

10.3
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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes  to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2011	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)