Form 10-K
period 2011-12-31
OCEAN BIO CHEM INC
filed 2012-03-30
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At March 30, 2012, 8,106,886 shares of the registrant’s voting Common Stock were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter was $10,631,417, based on the closing sale price of the Common Stock as reported by NASDAQ Capital Market on such date.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 29, 2012, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer demand for marine, recreational vehicle and automotive products, advertising and promotional efforts, exposure to market risks relating to changes in interest rates and foreign exchange rates, and other factors.

PART I

Item 1.    Business

General:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  Unless, the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

Ocean Bio-Chem, Inc. was organized in 1973 under the laws of the state of Florida.

In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada. Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau. Net Sales to the two companies in 2011 totaled approximately $1,764,000, or 5.6% of our net sales. See Note 8 to the consolidated financial statements included in this report for additional information.

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC (“OdorStar”), a joint venture between the Company and BBL Distributors, LLC.  OdorStar owns patents that relate to a formula and delivery system, for use with products containing Chlorine Dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other sources of unpleasant odors. The Company and BBL Distributors LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar as part of its financial statements.

Products:

The products that we manufacture and market include the following:

Marine:  Our marine line consists of polishes, cleaners, protectants and waxes under the Star brite® brand name, enzyme fuel treatment under the Star Tron® brand name, and private label products.  The Marine line also includes motor oils, boat washes, vinyl cleaners, protectants, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants.  In addition, we manufacture a line of brushes, poles, tie-downs and other related marine accessories.

Automotive:  We manufacture a line of automotive products under the Star brite® and Star Tron® brand names  The automotive line includes gas treatments for both gas and diesel engines, motor oils, greases and related items.  In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers.  We also produce automotive polishes, cleaners and other appearance items.

Recreational Vehicle/Power Sports:  We also market Star Tron® fuel treatment to the recreational vehicle market, including snow mobiles, all terrain vehicles and motorcycles.  Power Sports enthusiasts have found Star Tron® a viable solution to a number of problems associated with E-10 fuel, which contains ethanol.  Other recreational vehicle products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, water proofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze coolants.

Outdoor Power Equipment/ Lawn & Garden: This traditional business channel is supplied in the U.S. and Canada by a group of wholesalers that distribute equipment such as Briggs & Stratton®, Kohler®, Honda®, Husqvarna®, Kubota®, Gravely®, MTD®/Cub Cadet®, etc. StarTron® is also sold into this market as a viable solution to help rectify a number of operating engine problems associated with using E-10 fuel, which is fuel containing 10% ethanol.

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Mold/Mildew Odor Control:  We manufacture a variety of products that help prevent and eliminate all types of mold, mildew, and other unpleasant odors, through OdorStar’s patented delivery system.  Our odor control products are effective for homes, automobiles, boats and recreational vehicles.

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

We purchase raw materials from a wide variety of suppliers; all raw materials used in manufacturing are readily available from alternative sources.  We design our own packaging and supply our outside manufacturers with the appropriate design or packaging.  We believe that our internal manufacturing capacity and our arrangements with our current outside manufacturers are adequate for our present needs.

In the event that arrangements with any third-party manufacturer are discontinued, we believe that we will be able to locate substitute manufacturing facilities without a substantial adverse effect on our manufacturing and distribution.

Marketing:  Our products are sold through national retailers such as Wal-Mart, West Marine and Bass Pro Shops.  We also sell to national and regional distributors that sell our products to specialized retail outlets.  Currently we have two customers to whom sales exceeded 10% of consolidated net revenues for the year ended December 31, 2011.  Sales to these two customers represented approximately 40% of consolidated net sales. Sales to our five largest unaffiliated customers for the year ended December 31, 2011, amounted to approximately 51% of our consolidated net sales, and at December 31, 2011, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 40% of our consolidated accounts receivable.

We market our products through internal salesmen and approximately 125 sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, television, newspapers and product catalogs.  Our products are distributed primarily from Kinpak’s manufacturing and distribution facility in Montgomery, Alabama.  Since 2008, we have participated in a vendor managed inventory program with one major customer.

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2011.  We do not give customers the absolute right to return product.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 60 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

Competition:

Competition with respect to our principal product lines is described below:  The principal elements of competition affecting all of our products lines are brand recognition, price, service and the ability to deliver products on a timely basis.

Marine:  We have several national and regional competitors in the marine marketplace.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share through our present methods of advertising and distribution.

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

Recreational Vehicle/Power Sports:  We compete with national and regional competitors.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share by utilizing similar methods to those we use in the marine market.

Outdoor Power Equipment/Lawn & Garden: We compete with several established national and regional competitors. We do not believe that any competitor or small group of competitors hold a dominant market share.  We have attempted to make inroads in this market by emphasizing Star Tron®’s unique formulation and by increasing our advertising and attendance at trade shows.

Trademarks:  We have obtained registered trademarks for Star brite®, Star Tron® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our intellectual property is significantly protected, but we cannot assure that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

Patents:  In 2010, the Company acquired an interest in patents held by OdorStar.  The patents relate to a delivery system, for use with products containing Chlorine Dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other unpleasant odors. The patents expire in 2022.

New Product Development:  We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets. Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Environmental Costs:  We endeavor to comply with applicable regulatory mandates on environmental issues.  As previously reported, under a consent agreement and final order filed with the U.S. Environmental Protection Agency that became effective on January 19, 2011, Kinpak agreed to resolve alleged reporting violations by payment of a civil penalty of $110,000, which was paid in installments during 2011.  This expense was recognized in 2010. The proceeding related solely to filing violations.  The Company is now current with all EPA administrative filing requirements.

Personnel:  At December 31, 2011, we had 107 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2011:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative	28
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	72
		107

Item 1A.  Risk Factors

If we do not compete effectively, our business will suffer.

We confront aggressive competition in the sale of our products.  In each of the markets in which we sell our products, we compete with a number of national and regional competitors. Competition in the automotive market is particularly intense, with many national and regional companies marketing competitive products.  Many of our competitors in the automotive market are more established and have greater financial resources than we do.  Our inability to successfully compete in our principal markets would harm our business.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us. In addition, adverse economic conditions in recent years have adversely affected discretionary spending, which can have an indirect adverse affect on our product lines, particularly those directed to the marine and recreational vehicle markets. While our net sales increased in 2011, a decline in economic conditions could have an adverse affect on our net sales and results of operations.

Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  OdorStar also owns patents we consider important to our business.  We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Even if we obtain these rights, they may be invalidated, circumvented or challenged in the future.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse affect on our business, operating results and financial condition.

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

The Company has a revolving line of credit with a variable interest rate. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio, as defined in the credit agreement, falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. If interest rates were to increase significantly, our cash flow and results of operations would be adversely affected.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, owns approximately 57% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.  In addition, Mr. Dornau owns two companies that do business with the Company. Transactions with these affiliated companies made in the ordinary course of business were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features. We have entered into other transactions with entities owned by Mr. Dornau.  See Note 8 to the consolidated financial statements included in this report for additional information.

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities is located in Fort Lauderdale, Florida and are held under a lease with an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  See Note 9 to the consolidated financial statements included in this report for additional information.

We own Kinpak’s Alabama facility, which currently contains approximately 300,000 square feet of office, plant and warehouse space on 20 acres of land.  We also lease a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from these facilities.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low bid prices during each quarter of 2011 and 2010 is presented below.

Market Range of Common Stock Bid:		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2011	High	$3.11	$3.38	$4.22	$2.30
	Low	$1.81	$2.19	$2.00	$1.91

2010	High	$1.73	$2.57	$2.29	$2.20
	Low	$0.90	$1.64	$1.64	$1.70

We had approximately 150 record holders of our Common Stock at December 31, 2011.  We believe that there are approximately 900 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

The Company has not paid any cash dividends since its incorporation.  The Company does not currently intend to pay any cash dividends, but instead will utilize available cash to fund operations.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained herein as Item 8.

Overview:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting estimates:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Revenue recognition and collectability of accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $75,000 at December 31, 2011 and approximately $63,600 at December 31, 2010, which was approximately 2.8% and 2.7%, respectively, of gross accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required or bad debt expense may increase.

Inventories

Inventories primarily are composed of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  Accordingly, we maintain a reserve for slow moving and obsolete inventory to reduce the carrying value of our inventories to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability by an amount equal to the difference between the cost of the inventory and its estimated market value. The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage. A complete physical count of the inventory is conducted annually.

Our slow moving and obsolete inventory reserve was $276,703 and $329,626 at December 31, 2011 and December 31, 2010, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  The temporary differences are attributable to differing methods of financial statement and income tax depreciation and reserves for trade accounts receivable and inventories.

The likelihood of a material change in the Company's expected realization of deferred tax assets is dependent on, among other factors, future taxable income and settlements with tax authorities.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, we and our subsidiaries are examined by various federal and state tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known.  The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which could affect our financial results.

Trademarks, trade names and patents - We acquired the rights to the Star brite® trademark and related products for the United States and Canada in conjunction with our original public offering during March 1981 for $880,000.  The cost of these intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001.  Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (now codified in Financial Accounting Standards Board Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other"), we determined that these intangible assets have indefinite lives and therefore, we no longer recognize amortization expense.  In addition, our 50% owned joint venture, OdorStar Technology, LLC, owns patents we use in our business.  The Company amortizes these patents over their remaining life on a straight line basis.  We review the carrying values of the trademarks and patents periodically for possible impairment.  Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  All impairment charges would be recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Management uses its judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

Results of Operations:

Net sales increased to approximately $31,681,000 in 2011 from $27,404,000 in 2010, an increase of $4,227,000 or 15.6%.  The increase is a result of increased sales to new and existing customers of both our enzyme based fuel treatment products and recently introduced chlorine dioxide based products, as well as other products.

Cost of goods sold and gross profit – Cost of goods sold during 2011 increased approximately $2,975,000 or 16.5%, to approximately $20,997,000 from approximately $18,022,000 in 2010. The increase was principally due to the increase in sales.

The Company’s gross profit percentage (gross profit as a percentage of net sales) decreased approximately .5% in 2011 from 34.2% to 33.7%. This small decrease primarily was a result of a higher mix of lower margin antifreeze product sales. The increase in net sales volume resulted in an approximately $1,303,000 increase in gross profit.

Advertising & promotion expense was approximately $1,980,000 in 2011, an increase of approximately $345,000 or 21.1% from approximately $1,635,000 in 2010.  The increase is due to a radio advertising campaign in 2011 and increased magazine and newspaper advertising.

Selling & administrative expenses increased by about $493,000 or 11%, from approximately $4,497,000 in 2010 to approximately$4,990,000 in 2011.  The increase is principally due to an increase in variable selling expenses, including sales commissions and sales-related expenses. In addition, administrative expenses in 2010 reflected the recovery of $135,000 of bad debt expense previously written off in 2009 and 2008. As a percentage of net sales, selling and administrative expenses decreased from 16.4% in 2010 to 15.8% in 2011.

Interest expense increased approximately $34,000 to $150,000 in 2011, compared to $116,000 in 2010.  The increase is a result of increased use of our line of credit to support higher levels of inventory.

Operating income – As a result of the foregoing, operating income increased to approximately $3,714,000 in 2011, compared to approximately $3,249,000 in 2010, an increase of $465,000 or 14.3%.

Income taxes – The Company had a tax expense of approximately $1,280,000 in 2011 or 35.4% of pretax income, compared to $1,247,000 in 2010 or 39.1% of pretax income. The reduction in the income tax rate was principally due to adjustments of prior year taxes. For additional information, see Note 7 to the consolidated financial statements.

Net Income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items mentioned above, net income increased approximately 20.3% or approximately $394,000 to $2,335,000 from $1,941,000 in 2010. Net income attributable to Ocean Bio-Chem, Inc. (excluding the loss attributable to non-controlling interests) was approximately $2,393,000 in 2011, an increase of approximately $375,000 or 18.6% from approximately $2,018,000 in 2010.

Liquidity and Capital Resources:

Our cash balance was approximately $585,000 at December 31, 2011 compared to approximately $615,000 at December 31, 2010.  At December 31, 2011 there was $850,000 outstanding under the Company’s revolving line of credit compared to no short-term borrowings under the Company’s revolving line of credit at December 31, 2010.

Cash provided by operating activities for the year ended December 31, 2011 was approximately $621,000 compared to about $2,152,000 for the year ended December 31, 2010.  The decrease in cash provided from operations was due to an increase in inventory and payments to reduce current liabilities, other than liabilities under our revolving line of credit.

Cash used in investing activities for the year ended December 31, 2011 was approximately $435,000 compared to $907,000 in 2010.  The decrease is due to reduced purchases of manufacturing equipment. In addition, in 2011, we did not make any contributions to OdorStar. In 2010, OdorStar’s initial year of operations, we contributed $177,036.

Cash used in financing activities for the year ended December 31, 2011 was approximately $215,000 compared to $1,125,000 for the year ended December 31, 2010.  The decrease in cash used in financing activities in 2011 is mostly due to net borrowings on our line of credit of $850,000 in 2011 compared to net repayments of $250,000 in 2010, and $902,000 used in 2010 to redeem warrants held by our Chairman, President and Chief Executive Officer. See Note 8 to the consolidated financial statements included in this report for further information. These items were partially offset by the net reduction of approximately $658,000 in long-term debt in 2011 compared to approximately $452,000 in 2010. In addition, in 2011 we paid the entire balance of approximately $472,000 on a related party note held by our Chairman, President and Chief Executive Officer, as described in Note 8 to the consolidated financial statements included in this report. The Company also received approximately $65,000 from the exercise of stock options in 2011 compared to approximately $7,000 in 2010.

During the year ended December 31, 2011, we continued to focus on programs to effectively manage trade accounts receivable.  Net trade accounts receivable aggregated approximately $2,563,000 at December 31, 2011 and $2,267,000 at December 31, 2010, an increase of 13.1%. This increase reflects the 15.6% increase in net sales.  In addition, we believe the relatively lower percentage increase in accounts receivable as compared to the percentage increase in net sales is due to collection efforts designed to limit our financial exposure.

Inventory was approximately $9,628,000 and $7,726,000 at December 31, 2011 and 2010, respectively, representing an increase of approximately $1,902,000 or 24.6% in 2011. The higher levels of inventory reflect management's determination to increase inventory levels of petroleum based products in anticipation of rising oil prices, as well as an increase in private label inventory levels.

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) the Company’s revolving line of credit with Regions Bank was renewed, and (b) REFCO provided a new term loan in the amount of $2,430,000, the proceeds of which were used to pay the Kinpak’s remaining lease obligations in connection with the 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”). The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the new term loan, the Company will pay the $2,430,000 principal, together with interest, at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment on July 6, 2017. In the event the Company’s debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. For the year ended December 31, 2011, the Company’s debt service coverage ratio exceeded 7.0 to 1.

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense. The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. . At December 31, 2011, the Company was in compliance with these covenants.

Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014.

The Company’s obligations under the Credit Agreement are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, the Company has obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $62,400 and $93,112 at December 31, 2011 and December 31, 2010, respectively.

We make sales in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the year ended December 31, 2011, we recorded approximately $4,000 in foreign currency translation adjustments (increasing shareholders equity by $4,000).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and our current financing arrangements.

Many of the raw materials that we use in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices.  The nature of our business does not enable us to pass through the price increases to our national retailers and distributors, as promptly as we experience increases in raw material costs. This may, at times, adversely affect our margins.

At December 31, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Exhibit
No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).

†10.1	Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-174659), filed with the Securities and Exchange Commission on June 2, 2011).
10.2	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.3	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.4	Promissory Note, dated July 6, 2011, issued by the Company to Regions Bank in connection with the revolving line of credit under the Credit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.5	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
†10.6	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.7	Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.8	Ocean Bio-Chem, Inc. 2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

Exhibit
No.

†10.10	Ocean Bio-Chem, Inc. Form of Stock Option granted to Peter G. Dornau (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.11	Net Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Renewal of Lease dated May 1, 2008 between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

21.	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

101	The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

† Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.
Registrant

Date: March 30, 2012	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 30, 2012
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 30, 2012
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Gregor M. Dornau	Director	March 30, 2012
Gregor M. Dornau

/s/ William W. Dudman	Director	March 30, 2012
William W. Dudman

/s/ James M. Kolisch	Director	March 30, 2012
James M. Kolisch

/s/ John B. Turner	Director	March 30, 2012
John B. Turner

/s/ Sonia B. Beard	Director	March 30, 2012
Sonia B. Beard

/s/ Diana Mazuelos Conard	Director	March 30, 2012
Diana Mazuelos Conard

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Certified Public Accountants

Hollywood, Florida

March 30, 2012

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$585,357	$615,044
Trade accounts receivable net of allowance for doubtful accounts of approximately $75,000 and $63,600 at December 31, 2011 and 2010, respectively	2,563,089	2,266,695
Receivables due from affiliated companies	495,130	-
Inventories, net	9,627,798	7,725,580
Prepaid expenses and other current assets	424,168	289,930
Deferred tax asset	65,797	127,676
Total Current Assets	13,761,339	11,024,925

Property, plant and equipment, net	5,213,333	5,421,787

Other Assets:
Trademarks, trade names and patents, net	870,642	947,814
Due from affiliated companies, net	-	212,736
Other assets	33,442	75,036

Total Other Assets	904,084	1,235,586
Total Assets	$19,878,756	$17,682,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,162,143	$1,417,959
Revolving line of credit	850,000	-
Notes payable related party	-	471,950
Current portion of long-term debt	400,430	490,127
Income taxes payable	353,608	539,628
Accrued expenses payable	889,444	993,010
Total Current Liabilities	3,655,625	3,912,674

Deferred tax liability	250,191	81,030
Long-term debt, less current portion	1,939,362	2,507,985
Total Liabilities	5,845,178	6,501,689

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,458,389 and 8,205,116 shares issued at December 31, 2011 and 2010, respectively	84,584	82,051
Additional paid in capital	8,163,864	7,689,183
Less cost of common stock in treasury, 351,503 shares at December 31, 2011 and 2010, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(268,084)	(271,939)
Retained earnings	6,058,848	3,666,211
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	13,751,199	10,877,493

Noncontrolling interest	282,379	303,116

Total Shareholders' Equity	14,033,578	11,180,609
Total Liabilities and Shareholders' Equity	$19,878,756	$17,682,298

The accompanying notes are an integral part of these consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Gross sales	$33,648,366	$29,221,396
Less: discounts, returns, and allowances	1,967,303	1,817,663

Net sales	31,681,063	27,403,733

Cost of goods sold	20,996,824	18,022,215

Gross profit	10,684,239	9,381,518

Operating Expenses:
Advertising and promotion	1,979,800	1,635,163
Selling and administrative	4,989,846	4,497,059
Total operating expenses	6,969,646	6,132,222

Operating income	3,714,593	3,249,296

Other income (expense)
Interest (expense)	(150,142)	(115,592)
Other income	50,499	54,879

Income before income taxes	3,614,950	3,188,583

Provision for income taxes	1,279,892	1,247,420

Net income	2,335,058	1,941,163

Loss attributable to noncontrolling interests	57,579	76,961
Net income attributable to Ocean-Bio Chem, Inc.	$2,392,637	$2,018,124

Income per common share – basic	$0.30	$0.26

Income per common share – diluted	$0.28	$0.24

Weighted average shares – basic	7,953,329	7,789,699
Weighted average shares – diluted	8,395,347	8,443,797

The accompanying notes are an integral part of these consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Net Income	$2,335,058	$1,941,163

Foreign currency translation adjustment	3,855	5,086

Comprehensive income	2,338,913	1,946,249

Comprehensive loss attributable to noncontrolling interests	57,579	76,961

Comprehensive income attributable to Ocean-Bio Chem, Inc.	$2,396,492	$2,023,210

The accompanying notes are an integral part of these consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common		Additional	Foreign Currency	Retained	Treasury	Non	Total
	Stock		Paid In	Adjustment	Earnings	Stock	Controlling
	Shares	Amount	Capital				Interest

January 1, 2010	8,053,816	$80,538	$8,194,917	$(277,025)	$1,648,087	$(288,013)	$-	$9,358,504

Net Income (loss)					2,018,124		(76,961)	1,941,163

Contribution from noncontrolling partner							380,077	380,077

Options exercised	6,800	68	7,017					7,085

Stock based compensation -
grants	144,500	1,445	256,990					258,435

Stock based compensation - options			132,209					132,209

Redemption of Warrants			(901,950)					(901,950)

Foreign currency translation adjustment				5,086				5,086

December 31, 2010	8,205,116	$82,051	$7,689,183	$(271,939)	$3,666,211	$(288,013)	$303,116	$11,180,609

Net Income (loss)					2,392,637		(57,579)	2,335,058

Contribution from noncontrolling partner							36,842	36,842

Options exercised	114,273	1,143	63,982					65,125

Stock based compensation -
grants	139,000	1,390	331,793					333,183

Stock based compensation - options			78,906					78,906

Foreign currency
translation adjustment				3,855				3,855

December 31, 2011	8,458,389	$84,584	$8,163,864	$(268,084)	$6,058,848	$(288,013)	$282,379	$14,033,578

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:

Net income	$2,335,058	$1,941,163
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	754,854	689,379
Deferred income taxes	231,040	(92,500)
Stock based compensation	395,100	378,845
Other operating noncash items	(17,989)	93,035

Changes in assets and liabilities:
Accounts receivable	(307,365)	(124,255)
Inventories	(1,849,295)	(1,113,687)
Other assets	41,594	78,188
Prepaid expenses and other current assets	(134,238)	214,454
Receivables due from affiliated companies	(282,394)	24,436
Accounts payable and other accrued expenses	(545,402)	63,155

Net cash provided by operating activities	620,963	2,152,213

Cash flows from investing activities:
Purchases of property, plant and equipment	(472,005)	(632,110)
Trademarks, trade names and patents, net	-	(177,036)
Contributions from (to) joint venture from non-controlling partner	36,842	(97,927)
Net cash used in investing activities	(435,163)	(907,073)
Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	850,000	(250,000)
Proceeds from notes payable related party	-	471,950
Repayments of notes payable related party	(471,950)	-
Proceeds from long-term debt	2,430,000	-
Payments on long-term debt	(3,088,320)	(452,147)
Redemption of warrants	-	(901,950)
Proceeds from exercise of stock options	65,125	7,085
Net cash used in financing activities	(215,145)	(1,125,062)
Change in cash prior to effect of exchange rate on cash	(29,345)	120,078
Effect of exchange rate on cash	(342)	(7)
Net (decrease) increase in cash	(29,687)	120,071
Cash at beginning of period	615,044	494,973
Cash at end of period	$585,357	$615,044
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$163,716	$103,662
Cash paid for income taxes during period	$1,335,141	$737,383

Supplemental disclosure of non-cash transactions:
Assets contributed to consolidated joint venture by noncontrolling partner
Patents		$440,339
Inventory		22,965
Equipment		14,700
Total assets contributed to consolidated joint venture by noncontrolling partner		$478,004

The accompanying notes are an integral part of these consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated in November 1973 under the laws of the state of Florida and operates as a manufacturer and distributor of products principally under the Star brite® brand to the marine, automotive, recreational vehicle, and outdoor power equipment aftermarkets.

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2011 and 2010 are net of allowances for doubtful accounts aggregating approximately $75,000 and $63,600, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. For the year ended December 31, 2011 the Company had no net bad debt expense, compared to a net bad debt recovery of approximately $135,000 for the year ended December 31, 2010.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by us are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,174,000 and $1,086,000 for the years ended December 31, 2011 and 2010, respectively.

Advertising and Promotion Expense – Advertising and promotion expense consists of advertising costs and catalog costs. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $1,980,000 and $1,635,000 in 2011 and 2010, respectively. The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months. At December 31, 2011 and 2010, the carrying value of capitalized catalog costs was not material.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and Development Costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $58,000 and $56,000 of research and development costs for the years ended December 31, 2011 and 2010 respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under FASB ASC Topic 718, we recognize an expense for the fair value of our outstanding stock options and grants as they vest, whether held by employees or others.

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

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s five largest unaffiliated customers represented approximately 51% and 58% of consolidated net revenues for the years ended December 31, 2011 and 2010, and 40% and 40% of consolidated accounts receivable at December 31, 2011 and 2010, respectively. The Company has a longstanding relationship with each of these entities and previously has collected all open receivable balances. The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 11).

Concentration of cash – At various times during the year and at December 31, 2011, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments –The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, certain accrued expenses, revolving line of credit, and notes payable to related parties, approximate their fair value due to the relatively short period to maturity for these instruments.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount of the long-term debt approximates fair value.

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with FASB ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Income Taxes – The Company follows the guidance under FASB ASC Topic 740, "Income Taxes" for the recognition of current and deferred income taxes.  Under the asset and liability method of FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining whether the realization of deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with FASB ASC Subtopic 740-10.  At December 31, 2011 and December 31, 2010, we concluded that it is more likely than not that our deferred tax assets will be realized.  Therefore, we have not recorded a valuation allowance with respect to any deferred tax assets.

Under FASB ASC Subtopic 740-10, we recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation.  The second step requires us to estimate and recognize the tax benefit based on management’s estimate of the largest amount that is more likely than not to be realized upon ultimate settlement with the taxing authorities.  We reevaluate uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which such event occurs and can have a significant effect on our consolidated financial statements.

In accordance with FASB ASC Subtopic 740-10, the Company recognizes any penalties related to unrecognized tax positions as income tax expense, which is included in selling, general and administrative expenses.  The Company has been audited by the Internal Revenue Service through the year ended December 31, 2009.

Trademarks, trade names and patents – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade mark and trade name initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.  The Company evaluates intangible assets for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  In addition, the Company’s 50% owned joint venture, OdorStar Technology, LLC, owns patents for a delivery system that enables the precise control of release rates of chlorine dioxide (ClO2) products to safely help prevent and eliminate odors caused by mold, mildew and other sources of unpleasant odors.  The Company amortizes these patents over their remaining life on a straight line basis. The company amortized approximately $77,000 and $0 for the years ended December 31, 2011 and 2010 respectively.

Foreign currency – Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars.  The Company has a Canadian subsidiary whose functional currency is the Canadian dollar.  Balance sheet accounts are translated at exchange rates in effect at the balance sheet date.  Income statement accounts are translated at average exchange rates during the year.  Resulting translation adjustments are included in Shareholders’ Equity and as a component of comprehensive income.

Earnings Per Share – The Company computes earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.  See Note 12 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2011 and 2010 are as follows:

	2011	2010
Raw materials	$4,431,651	$4,116,577
Finished goods	5,472,850	3,938,629
Inventories, gross	9,904,501	8,055,206

Inventory reserves	(276,703)	(329,626)

Inventories, net	$9,627,798	$7,725,580

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $570,000 and $352,000 at December 31, 2011 and 2010, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment consisted of the following:

	Estimated
	Useful Life	2011	2010

Land		$278,325	$278,325
Building and Improvements	30 years	4,445,924	4,402,275
Manufacturing and warehouse equipment	6-20 years	7,632,398	7,481,644
Office equipment and furniture	3-5 years	668,046	552,306
Construction in process		32,788	76,499
Leasehold improvements	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,180,125	12,913,693

Less accumulated depreciation		7,966,792	7,491,906

Property, plant and equipment, net		$5,213,333	$5,421,787

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to approximately $678,000 and $689,000, respectively.

Note 4 – Revolving Line of Credit:

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)). Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed. The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility. The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 6 below are cross-collateralized. Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014. The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At December 31, 2011, the Company was in compliance with these covenants. The Company’s principal obligation under the revolving line of credit at December 31, 2011 was $850,000 and the interest rate was 2.01% per annum.

Note 5 – Accrued expenses payable

Accrued expenses payable at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Accrued customer promotions	$485,730	$502,278
Accrued payroll, commissions, and benefits	169,103	176,767
EPA civil penalty	-	110,000
Other	234,611	203,965

Total accrued expenses payable	$889,444	$993,010

On January 28, 2010, the Company received notice from the U.S. Environmental Protection Agency (the "EPA") that it was not in compliance with certain reporting requirements under the Emergency Planning and Community Right-To-Know Act. Under a consent agreement and final order signed by the Company on December 23, 2010 and effective on January 19, 2011, the Company resolved the alleged violations and agreed to pay a civil penalty of $110,000. The civil penalty was not related to any discharges of hazardous materials. The Company's liability under the consent agreement was paid during 2011. The Company is now in compliance with its EPA filing requirements.

Note 6 – Long-term debt:

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under the lease agreement relating to the Series 2002 Bonds described in the following paragraph. At December 31, 2011 the Company had approximately $2,277,000 of the term loan outstanding.

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

At December 31, 2011 and December 31, 2010, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $62,400 and $93,112 at December 31, 2011 and December 31, 2010, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long-term debt at December 31, 2011 and 2010:

	Current Portion		Long-term Portion
	2011	2010	2011	2010

Lease Agreement -Industrial Development Bonds	$-	$460,000	$-	$2,445,000
Term loan	375,562	-	1,901,830	-
Capitalized equipment leases	24,868	30,127	37,532	62,985

Total long-term debt	$400,430	$490,127	$1,939,362	$2,507,985

Required principal payments under these obligations are set forth below:

Year ending December 31,
2012	$400,430
2013	407,096
2014	414,505
2015	425,657
2016	432,601
Thereafter	259,503
Total	$2,339,792

Note 7 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2011	2010
Federal – current	$1,036,816	$1,183,501
Federal – deferred	204,041	(60,321)
State – current	12,036	134,886
State – deferred	26,999	(10,646)
Total provision for income taxes	$1,279,892	$1,247,420

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2011	%	2010	%
Income Tax computed at statutory rate	$1,229,083	34%	$1,084,118	34%
State tax, net of federal benefit	23,793.5%		89,025	3%
Loss attributable to noncontrolling interest	19,577.5%		26,167	1%
Share based compensation	112,862	3%	128,807	4%
EPA civil penalty	-	0%	37,400	1%
Temporary adjustments	184,205	5%	17,768	1%
Other, permanent adjustments	(105,805)	-3%	(111,545)	-4%
Tax credits and prior year tax adj.	(183,823)	-5%	(24,320)	-1%
Provision for income taxes	$1,279,892	35%	$1,247,420	39%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31, 2011 and 2010:

	2011	2010
Deferred taxes – current
Reserves for bad debts, inventories, and other accruals	$123,000	$155,306
Depreciation of property and equipment	(57,203)	(27,630)
Total deferred tax asset current	$65,797	$127,676
Deferred taxes - non-current
Depreciation of property and equipment	(250,191)	(81,030)
Total deferred tax liability non-current	$(250,191)	$(81,030)

Note 8 – Related party transactions:

During 2011, as in previous years, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $1,764,000 and $1,812,000 during the years ended December 31, 2011 and 2010, respectively, and administrative fees aggregated approximately $332,000 and $336,000 during the years ended December 31, 2011 and 2010, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and management services aggregating approximately $495,000 and $213,000 at December 31, 2011 and 2010, respectively. Transactions with the affiliated companies were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development.  The Company paid the entity $42,000 and $39,000 during the years ended December 31, 2011 and 2010, respectively, under this relationship.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes the rental payments are below market rates. See Note 9 for a description of the lease terms.

On November 2, 2010, the Company redeemed a warrant held by its Chairman, President and Chief Executive Officer to purchase 500,000 shares of its Common Stock at an exercise price of $1.13 per share.  The warrant initially was issued to him in connection with financing he provided to the Company in October 2005.  The aggregate redemption price of the warrant was $430,000, which was based on the difference between the closing bid price of the Company's Common Stock on October 15, 2010, the date the Chairman, President and Chief Executive Officer initially provided notice of his intention to exercise the warrant.  The redemption, which was approved by the independent directors of the Board of Directors, was effected in order to prevent the dilutive effect of the exercise of the warrant.

On December 6, 2010, the Company redeemed a warrant held by its Chairman, President and Chief Executive Officer to purchase 500,000 shares of its Common Stock at an exercise price of $0.836 per share.  The warrants initially were issued to him in connection with financing he provided to the Company in December 2005.  The aggregate redemption price of the warrant was $471,950, which was based on the difference between the closing price of the Company's Common Stock on December 6, 2010 and the exercise price of the warrant.  The Company issued a note to the Chairman, President and Chief Executive Officer in an amount equal to the redemption price, which bore interest at the rate of 3% per annum.  On January 5, 2011, the Company paid all outstanding principal and interest on the note.  The redemption, which was approved by the independent directors of the Board of Directors, was effected in order to prevent the dilutive effect of the exercise of the warrant..

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis..  During 2011 and 2010, the Company paid in aggregate of approximately $600,000 and $500,000, respectively in insurance premiums on policies obtained through the entity.

Note 9 – Commitments

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into the lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease during each of the years ended December 31, 2011 and 2010 was approximately $96,000.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility. The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $7,800 annually.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,

2012	$103,864
2013	105,785
2014	105,795
2015	101,944
2016	103,983
Thereafter	141,649
663,020

Note 10 - Stock options and awards:

On June 3, 2011, the Company’s shareholders approved the Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (the “Plan”). The Plan is designed (i) to meet the Nasdaq listing requirements, (ii) to enable compensation attributable to grants under the Plan to qualify for an exemption from the deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (the “Code”) and (iii) to enable incentive stock options to meet the requirements of the Code.

As a result of the adoption of the Plan, no further stock option grants will be made under the Company’s 2002 Non-Qualified Stock Option Plan, 2002 Incentive Stock Option Plan, 2007 Incentive Stock Option Plan, 2008 Non-Qualified Stock Option Plan and 2008 Incentive Stock Option Plan.

The Plan authorizes 750,000 shares of the Company’s common stock for issuance, subject to antidilution adjustments upon the occurrence of certain events affecting the common stock. On June 3, 2011, the Company issued stock awards under the Plan to officers, key employees and a consultant totaling 139,000 shares of common stock. As a result, 611,000 shares remained available for future issuance under the Plan. Compensation expense related to the stock awards was $321,000.

On May 4, 2011, stock options with respect to 5,000 shares were exercised.

On November 9, 2011, stock options with respect to 153,500 shares were exercised. Following the surrender of 44,227 shares in connection with a net exercise feature of the options, the Company issued an aggregate of 109,273 shares.

The following tables provide information at December 31, 2011 and 2010 regarding outstanding options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2002 ISO” refers to the Company’s 2002 Incentive Stock Option Plan, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

December 31, 2011						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	Price	date	Remaining life
Non Plan	3/25/09	115,000	115,000	$ 0.55	3/24/14	2.3
2007 ISO	5/17/07	136,500	106,000	1.66	5/16/12	.4
2007 ISO	10/8/07	2,500	2,000	1.87	10/07/12	.8
2007 ISO	12/17/07	142,600	111,300	1.32	12/16/12	1.0
2008 ISO	8/25/08	144,100	81,500	0.97	8/21/13	1.7
2002 NQ	10/22/02	30,000	30,000	1.26	10/21/12	.8
2002 NQ	6/20/03	30,000	30,000	1.03	6/19/13	1.5
2002 NQ	5/25/04	30,000	30,000	1.46	5/24/14	2.4
2002 NQ	4/3/06	40,000	40,000	1.08	4/2/16	4.3
2002 NQ	12/17/07	50,000	50,000	1.32	12/16/17	6.0
2008 NQ	1/11/09	50,000	50,000	0.69	1/10/19	7.1
2008 NQ	4/26/10	25,000	25,000	2.07	4/25/20	8.4
		795,700	670,800	$ 1.17		2.4

December 31, 2010						Weighted
	Date	Options	Exercisable	Exercise	Expiration	Average
Plan	granted	outstanding	options	price	date	Remaining life
Non Plan	3/25/09	115,000	115,000	$ 0.55	3/24/14	3.3
2002 ISO	11/6/06	113,500	90,800	0.93	11/5/11	0.9
2007 ISO	5/17/07	167,500	100,500	1.66	5/16/12	1.4
2007 ISO	10/8/07	2,500	1,500	1.87	10/07/12	1.8
2007 ISO	12/17/07	154,600	92,760	1.32	12/16/12	2.0
2008 ISO	8/25/08	156,100	62,440	0.97	8/21/13	2.7
2002 NQ	10/22/02	35,000	35,000	1.26	10/21/12	1.8
2002 NQ	6/20/03	30,000	30,000	1.03	6/19/13	2.5
2002 NQ	5/25/04	30,000	30,000	1.46	5/24/14	3.4
2002 NQ	4/3/06	40,000	40,000	1.08	4/2/16	5.3
2002 NQ	12/17/07	50,000	50,000	1.32	12/16/17	7.1
2008 NQ	1/11/09	50,000	50,000	0.69	1/10/19	8.1
2008 NQ	4/26/10	25,000	25,000	2.07	4/25/20	9.5
		969,200	723,000	$ 1.16		3.0

The following table shows the number of options outstanding under each stock option plan at December 31, 2011:

Plan	Options Outstanding
Non Plan	115,000
2007 ISO	281,600
2008 ISO	144,100
2002 NQ	180,000
2008 NQ	75,000
Totals	795,700

The following table provides information relating to stock option transactions during the years ended December 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	854,200	$1.24	839,000	$1.21

Options granted	-	-	25,000	2.07
Options exercised	(158,500)	1.05	(6,800)	1.04
Options forfeited or expired	(15,000)	1.66	(3,000)	.97
Options outstanding end of the year	680,700	1.27	854,200	1.24
Non plan options	115,000	0.55	115,000	0.55
Totals	795,700	$1.17	969,200	$1.16

Stock options may be awarded as part of compensation to executives, employees, directors and others, pursuant to the terms of the Company’s Omnibus Equity Compensation Plan, but no options were awarded under the plan in 2011. Grants of stock options or other equity awards are made at the discretion of the Equity Grant Committee of the Board of Directors. Options previously were granted under the Company’s other stock option plans. Qualified options previously granted typically have a five-year term with vesting in equal 20% increments on each anniversary of the date of grant.  Non-qualified options previously granted to outside directors have a 10-year term and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on January 10, 2019.  Compensation cost recognized during the year ended December 31, 2011 and 2010 attributable to stock options amounted to approximately $74,000 and $132,000, respectively.

At December 31, 2011 and 2010, there was approximately $68,000 and $163,000 of unrecognized compensation cost related to unvested share based compensation arrangements, which will be charged against operations as the options vest through the year ending December 31, 2013.

Note 11 – Major customers:

The Company has two major customers, with sales in excess of 10% of consolidated net revenues for the year ended December 31, 2011.  Sales to these customers represented approximately 40% of consolidated net revenues.  In 2010, one customer also had sales that represented approximately 35% of net revenues.

The Company’s top five unaffiliated customers represented approximately 51% and 58%, of consolidated net revenues for the years ended December 31, 2011 and 2010, respectively, and 40% and 40% of consolidated trade receivables at the balance sheet dates December 31, 2011 and 2010, respectively.  The Company enjoys good relations with these customers. However, the loss of any of these customers could have an adverse impact on the Company’s operations.

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

	Year Ended December 31 ,
	2011	2010
Earnings per common share –Basic

Net income attributable to OBCI	$2,392,637	$2,018,124

Weighted average number of common shares outstanding	7,953,329	7,789,699

Earnings per common share – Basic	$0.30	$0.26

Earnings per common share – Diluted

Net income attributable to OBCI	$2,392,637	$2,018,124

Weighted average number of common shares outstanding	7,953,329	7,789,699

Effect of employee stock-based awards	442,018	654,098

Weighted average number of common shares outstanding - assuming dilution	8,395,347	8,443,797

Earnings per common share - Diluted	$0.28	$0.24

The Company had 0 and 27,500 stock options outstanding at December 31, 2011 and 2010, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation because their effect would be anti-dilutive.

Note 13 – Shareholders’ equity:

During the years ended December 31, 2011 and 2010, the Company granted stock awards of 139,000 and 144,500 shares of common stock, respectively, to certain executives, key employees and a consultant. Compensation expense recorded in connection with the stock awards for the years ended December 31, 2011 and 2010 aggregated approximately $321,000 and $247,000, respectively.

During 2011, certain employees of the Company and a consultant were issued 114,273 shares of the Company’s common stock as a result of exercising stock options. The total cash received by the Company from the stock option exercises was approximately $65,100 and is reflected as paid in capital on the consolidated balance sheet.

During 2010, the Company redeemed warrants to purchase 1,000,000 shares held by its Chief Executive Officer.  See Note 8 for further information.

Note 14 – Subsequent Events:

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements.

Note -15 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the Company.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

We do not believe that the adoption of these new pronouncements listed above will have a material impact on our consolidated results of operation and financial condition at the dates that the new guidance will become effective.

.

EXHIBIT INDEX

Exhibit
No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).

10.1	Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-174659), filed with the Securities and Exchange Commission on June 2, 2011).
10.2	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.3	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.4	Promissory Note, dated July 6, 2011, issued by the Company to Regions Bank in connection with the revolving line of credit under the Credit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.5	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
†10.6	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.7	Ocean Bio-Chem, Inc. 2007 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.8	Ocean Bio-Chem, Inc. 2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

†10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

Exhibit
No.

†10.10	Ocean Bio-Chem, Inc. Form of Stock Option granted to Peter G. Dornau (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.11	Net Lease dated May 1, 1998 between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Renewal of Lease dated May 1, 2008 between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). [

10.13	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

21.	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

101	The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

†Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report

