Form 10-Q
period 2012-03-31
OCEAN BIO CHEM INC
filed 2012-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2012

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

At May 15, 2012, 8,106,886 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at	3
	March 31, 2012 (unaudited) and December 31, 2011

	Condensed consolidated statements of operations (unaudited) for the	4
	three months ended March 31, 2012 and 2011

	Condensed consolidated statements of comprehensive income (unaudited) for the	5
	three months ended March 31, 2012 and 2011

	Condensed consolidated statements of cash flows (unaudited) for the	6
	three months ended March 31, 2012 and 2011

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition	12-16
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4. Controls and Procedures	16

PART II	Other Information:

	Item 1A. Risk Factors	16

	Item 6. Exhibits	17

	Signatures	18

PART 1-FINANCIAL INFORMATION

Item 1.-Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$684,907	$585,357
Trade accounts receivable net of allowance for doubtful accounts of approximately $78,000 and $75,000 at March 31, 2012 and December 31, 2011, respectively	3,050,892	2,563,089
Receivables due from affiliated companies	346,157	495,130
Inventories, net	9,934,712	9,627,798
Prepaid expenses and other current assets	446,651	424,168
Deferred tax asset	90,600	65,797
Total Current Assets	14,553,919	13,761,339

Property, plant and equipment, net	5,141,191	5,213,333

Other Assets:
Trademarks, trade names and patents, net	857,780	870,642
Other assets	28,475	33,442

Total Other Assets	886,255	904,084
Total Assets	$20,581,365	$19,878,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,321,223	$1,162,143
Revolving line of credit	1,550,000	850,000
Current portion of long term debt	401,006	400,430
Income taxes payable	210,908	353,608
Accrued expenses payable	576,899	889,444
Total Current Liabilities	4,060,036	3,655,625

Deferred tax liability	272,279	250,191
Long term debt, less current portion	1,838,623	1,939,362
Total Liabilities	6,170,938	5,845,178

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 10,000,000 shares authorized; 8,458,389 shares issued at March 31, 2012 and December 31, 2011, respectively	84,584	84,584
Additional paid in capital	8,183,390	8,163,864
Less cost of common stock in treasury, 351,503 shares at March 31, 2012 and December 31, 2011, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(264,213)	(268,084)
Retained earnings	6,423,193	6,058,848
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	14,138,941	13,751,199

Noncontrolling interest	271,486	282,379

Total Shareholders' Equity	14,410,427	14,033,578
Total Liabilities and Shareholders' Equity	$20,581,365	$19,878,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Gross sales	$6,301,349	$7,085,477
Less: discounts, returns, and allowances	296,634	352,970

Net sales	6,004,715	6,732,507

Cost of goods sold	3,862,869	4,223,466

Gross profit	2,141,846	2,509,041

Operating Expenses:
Advertising and promotion	465,597	372,968
Selling and administrative	1,055,593	1,102,920
Total operating expenses	1,521,190	1,475,888

Operating income	620,656	1,033,153

Other income (expense)
Interest expense	(27,675)	(25,776)
Other income	1,056	23,948

Income before income taxes	594,037	1,031,325

Provision for income taxes	240,585	403,616

Net income	353,452	627,709

Loss attributable to noncontrolling interests	10,893	20,592
Net income attributable to Ocean Bio-Chem, Inc.	$364,345	$648,301

Earnings per common share – basic	$0.04	$0.08

Earnings per common share – diluted	$0.04	$0.08

Weighted average shares - basic	8,106,886	7,853,613
Weighted average shares - diluted	8,466,020	8,176,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,

	2012	2011

Net Income	$353,452	$627,709

Foreign currency translation adjustment	3,871	3,453

Comprehensive income	357,323	631,162

Comprehensive loss attributable to noncontrolling interests	10,893	20,592

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$368,216	$651,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:

Net income	$353,452	$627,709
Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	172,088	221,136
Deferred income taxes	(2,715)	-
Stock based compensation	18,923	23,217
Other operating non-cash items	28,704	2,128

Changes in assets and liabilities:
Accounts receivable	(491,457)	(812,938)
Inventories	(324,556)	(2,806,298)
Other assets	4,967	14,367
Prepaid expenses and other current assets	(22,483)	(30,871)
Receivables due from affiliated companies	148,973	94,885
Accounts payable and other accrued expenses	(296,165)	745,022
Net cash used in operating activities	(410,269)	(1,921,643)

Cash flows from investing activities:
Purchases of property, plant and equipment	(90,242)	(119,450)
Contributions from joint venture	-	36,842
Net cash used in investing activities	(90,242)	(82,608)

Cash flows from financing activities:
Net borrowings under revolving line of credit	700,000	3,150,000
Repayments of notes payable related party	-	(471,950)
Payments on long-term debt	(100,163)	(462,266)
Net cash provided by financing activities	599,837	2,215,784

Effect of exchange rates on cash	224	2,055

Net increase in cash	99,550	213,588

Cash at beginning of period	585,357	615,044
Cash at end of period	$684,907	$828,632

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$27,209	$34,646
Cash paid for income taxes during period	$386,000	$611,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries, all of which are wholly-owned, and OdorStar Technology LLC (“OdorStar”), a joint venture in which the Company has a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Unless the context indicates otherwise, the terms “Company”, “we”, “our”, “us” or similar terms refer to Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Subsequent events

The Company evaluates events through the date the financial statements are filed to determine whether such events require adjustment to or disclosure in the financial statements.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the three months ended March 31, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$4,101,074	$4,431,651
Finished goods	6,127,983	5,472,850
Inventories, gross	10,229,057	9,904,501

Inventory reserves	(294,345)	(276,703)

Inventories, net	$9,934,712	$9,627,798

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $494,000 and $570,000 at March 31, 2012 and December 31, 2011, respectively.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	Estimate Useful Life	March 31, 2012	December 31, 2011

Land		$278,325	$278,325
Building and Improvements	30 years	4,454,792	4,445,924
Manufacturing and warehouse equipment	6-20 years	7,689,633	7,632,398
Office equipment and furniture	3-5 years	674,467	668,046
Construction in process		47,348	32,788
Leasehold improvement	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,267,209	13,180,125

Less accumulated depreciation		(8,126,018)	(7,966,792)

Property, plant and equipment, net		$5,141,191	$5,213,333

5.	NONCONTROLLING INTEREST

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC, a joint venture between the Company and BBL Distributors, LLC. OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors. The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar. Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements. The Company’s condensed consolidated financial statements include $ 532,000 and $541,000 in assets and $5,000 and $6,000 in liabilities from OdorStar at March 31, 2012 and December 31, 2011, respectively. The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $22,000 and $41,000 during the three months ended March 31, 2012 and 2011, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)). Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed. The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility. The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized. Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014. The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2012, the Company was in compliance with these covenants. The Company’s principal obligation under the revolving line of credit was $1,550,000 and $850,000 at March 31, 2012 and December 31, 2011, respectively. The interest rate was 2.0% per annum at March 31, 2012 and December 31, 2011.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At March 31, 2012, approximately $2,185,000 was outstanding under the term loan.

At March 31, 2012 and December 31, 2011, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $54,887 and $62,400 at March 31, 2012 and December 31, 2011, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at March 31, 2012 and December 31, 2011:

	Current Portion		Long Term Portion
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Term loan	378,896	375,562	1,805,846	1,901,830
Capitalized equipment leases	22,110	24,868	32,777	37,532

Total long term debt	$401,006	$400,430	$1,838,623	$1,939,362

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2013	$401,006
2014	409,964
2015	416,240
2016	427,036
2017	436,441
Thereafter	148,942
Total	$2,239,629

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $227,000 and $430,000 during the three months ended March 31, 2012 and 2011, respectively, and administrative fees aggregated approximately $60,000 and $50,000 during the three months ended March 31, 2012 and 2011, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $346,000 and $495,000 at March 31, 2012 and December 31, 2011, respectively. Transactions with the affiliated companies were made in the ordinary course of business but were not made on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development.  The Company paid the entity $10,500 for the three months ended March 2012 and 2011 under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

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

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2012 and 2011, the Company paid in aggregate of approximately $149,000 and $114,000, respectively in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into the lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was $25,000 for the three months ended March 31, 2012 and 2011.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility. The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $7,800 annually.

10.	EARNINGS PER SHARE

Basic earnings per share is calculated based on net income attributable to Ocean Bio-Chem, Inc. and the weighted average number of shares outstanding during the reported period. Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options. The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended March 31,
	2012	2011
Earnings per common share –Basic

Net income attributable to OBCI	$364,345	$648,301

Weighted average number of common shares outstanding	8,106,886	7,853,613

Earnings per common share – Basic	$0.04	$0.08

Earnings per common share – Diluted

Net income attributable to OBCI	$364,345	$648,301

Weighted average number of common shares outstanding	8,106,886	7,853,613

Effect of employee stock-based awards	359,134	322,709

Weighted average number of common shares outstanding - assuming dilution	8,466,020	8,176,322

Earnings per common share - Diluted	$0.04	$0.08

The Company had 0 and 27,500 stock options outstanding at March 31, 2012 and 2011, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation because their effect would be anti-dilutive.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense attributable to stock options was approximately $19,000 and $23,000 for the three months ended March 31, 2012 and 2011, respectively. There were no equity grants or awards issued during the three months ended March 31, 2012 and 2011.

At March 31, 2012, there was approximately $48,000 of unrecognized compensation expense related to options awarded to employees. This cost will be charged as compensation expense through 2013, as the options vest.

The following table provides information at March 31, 2012 regarding outstanding options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	2.0
2007 ISO	5/17/07	136,500	106,000	1.66	5/16/12	0.1
2007 ISO	10/08/07	2,500	2,000	1.87	10/07/12	0.5
2007 ISO	12/17/07	142,600	111,300	1.32	12/16/12	0.7
2008 ISO	8/25/08	144,100	81,500	0.97	8/24/13	1.4
2002NQ	10/22/02	30,000	30,000	1.26	10/21/12	0.6
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	1.2
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	2.2
2002NQ	4/03/06	40,000	40,000	1.08	4/02/16	4.1
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	5.8
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	6.9
2008NQ	4/26/10	25,000	25,000	2.07	4/25/20	8.2

		795,700	670,800	$1.17		2.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, advertising and promotion expense, our ability to provide required capital to support inventory levels, the effect of price increases in petroleum-based or chemical-based raw materials on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer demand for marine, recreational vehicle and automotive products, advertising and promotional efforts, exposure to market risks relating to changes in interest rates and foreign exchange rates, and other factors.

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

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the Company's critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales were approximately $6,005,000 for the three months ended March 31, 2012 compared to approximately $6,733,000 during the corresponding period in 2011, a decrease of $728,000 or 10.8%.  We believe the sales decrease principally reflects a determination by some of our largest customers to curtail their first quarter purchases in order to reduce their inventory levels. In addition, the abnormally warm winter in the northern states limited use of snow mobiles, which we believe caused a reduction in sales of our fuel additive products in the recreational vehicle market.

Cost of goods sold and gross profit – Cost of goods sold during the three months ended March 31, 2012 decreased by approximately $360,000 or 8.5%, to approximately $3,863,000 from approximately $4,223,000 during the three months ended March 31, 2011.  The decrease in cost of goods sold is directly related to the decrease in sales volume.

Our gross profit percentage (gross profit as a percentage of net sales) decreased by 1.6% in the first quarter of 2012 as compared to the same period in 2011. This decrease was primarily caused by lower production volume due to lower sales volume, resulting in a higher proportion of fixed costs as a percentage of sales. Gross profit decreased by approximately $367,000 for the three months ended March 31, 2012, as compared to the same period in 2011.

Advertising and promotion increased to approximately $466,000 for the three months ended March 31, 2012 from $373,000 during the corresponding period in 2011, an increase of approximately $93,000 or 24.8%. As a percentage of net sales, advertising and promotion expense increased from 5.5% in the first quarter of 2011 to 7.8% in the first quarter of 2012. The increase is primarily due to increased television advertising. Additionally, the Company developed a new co-op advertising program with one of its largest customers. The program increased gross sales, but the increases generally were offset by advertising allowances that we provided to the customer under the program. We anticipate that advertising and promotion expenses during the remainder of 2012 will continue to exceed 2011 levels.

Selling and administrative expenses decreased by approximately $47,000 or 4.3%, from approximately $1,103,000 during the three months ended March 31, 2011 to approximately $1,056,000 during the same period in 2012. The decrease is due to lower variable sales commissions and the cessation of our amortization of bank fees incurred in connection with a letter of credit we obtained to secure obligations under a lease agreement relating to industrial revenue bonds. The bonds, which were redeemed in July 2011, were used to fund expansion of our Kinpak, Inc. (“Kinpak”) subsidiary’s Montgomery, Alabama manufacturing facilities. Upon redemption of the bonds, we charged off all unamortized fees. As a percentage of net sales, selling and administrative expenses increased from 16.4% to 17.6%.

Interest expense increased by approximately $2,000 to $28,000 during the three months ended March 30, 2012, compared to approximately $26,000 during the three months ended March 31, 2011.

Operating income – As a result of the foregoing, operating income was approximately $621,000 in the first quarter of 2012 compared to approximately $1,033,000 in the 2011 period, a decrease of $412,000 or 39.9%.

Income taxes - The Company had income tax expense in the first quarter of 2012 of approximately $241,000, or 40.5% of pretax income, compared to $404,000, or 39.1% of pretax income, during the corresponding period in 2011.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the first quarter of 2012 decreased by approximately $275,000, or 43.7%, to $353,000 from approximately $628,000 in the first quarter of 2011. Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $284,000, or 43.8%, to $364,000 in the first quarter 2012, from approximately $648,000 in 2011.

Liquidity and capital resources:

Our cash balance was approximately $685,000 at March 31, 2012 compared to approximately $585,000 at December 31, 2011.  At March 31, 2012, we had $1,550,000 in short-term borrowings outstanding under our revolving line of credit compared to $850,000 outstanding at December 31, 2011. The increase in short term borrowings is primarily attributable to cash used for operations along with purchases of manufacturing and office equipment and long-term debt repayments.

Net cash used by operating activities during the three months ended March 31, 2012 was approximately $410,000 compared to approximately $1,922,000 for the three months ended March 31, 2011. The lower amount of net cash used in operating activities during the three months ended March 31, 2012 principally reflected much lower increases in inventory ($324,556 in the 2012 period compared to $2,806,298 in the 2011 period), offset in part by higher net income in the 2011 period. In the first quarter of 2011, we determined to build up our level of inventories in anticipation of higher prices for petroleum-based raw materials and to support higher levels of sales. The cash used in operating activities during the three months ended March 31, 2012 principally reflected an increase in accounts receivable of approximately $491,000, an increase in inventory of approximately $325,000, and a decrease in accounts payable and accrued expenses payable of approximately $296,000. The increase in accounts receivable reflects a higher level of sales in March 2012 as compared to earlier months in 2012. The cash used in operations were partially offset by net income of approximately $353,000, non-cash charges of $217,000, and a reduction in amounts due from affiliated companies of approximately $149,000. The principal non-cash charges were depreciation and amortization expense of approximately $172,000 and stock-based compensation expense of approximately $19,000.

Net cash used in investing activities was approximately $90,000 for the three months ended March 31, 2012 compared to approximately $83,000 for the three months ended March 31, 2011. In the 2012 period, the Company used approximately $90,000 to purchase manufacturing and office equipment.

Net cash provided by financing activities was approximately $600,000 for the three months ended March 31, 2012 compared to approximately $2,216,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, cash was provided through borrowings of $700,000 under our revolving line of credit, partially offset by payments on long term debt of approximately $100,000.

On July 6, 2011, Ocean Bio-Chem, Inc. and Kinpak entered into a credit agreement (the “Credit Agreement”) with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) our revolving line of credit with Regions Bank was renewed, and (b) REFCO provided a term loan to us in the amount of $2,430,000, the proceeds of which were used to pay Kinpak’s remaining lease obligations in connection with the 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the new term loan, we are repaying the $2,430,000 principal amount, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment on July 6, 2017. In the event our debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum.

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense. The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2012, the Company was in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio falls below 2.0 to 1, in which case interest will be payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.

The Company’s obligations under the Credit Agreement are secured by the our accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $54,887 and $62,400 at March 31, 2012 and December 31, 2011, respectively.

We sell our products in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue.  In the three months ended March 31, 2012, we recorded $3,871 in foreign currency translation adjustments (increasing shareholders’ equity by $3,871) as a result of the strengthening of the Canadian dollar in relation to the US dollar.

During the past few years, we have introduced a number of new products to our customers. At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates. The effects of reduced inventory turnover have not been material to our overall operations. We believe that we can continue to provide, through our operations and financing arrangements, all required capital to support increased inventory levels.

Many of the raw materials that we use in the manufacturing process are petroleum-based or chemical-based and are subject to fluctuating prices. The nature of our business does not enable us to pass through the price increases to our national retailers and distributors as promptly as we experience increases in raw material costs. This may, at times, adversely affect our margins.

At March 31, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures or inventories, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

We believe that funds provided through operations and its existing sources of financing will be sufficient to satisfy its cash requirements over at least the next twelve months

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Change in Internal Controls over Financial Reporting:

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results.

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

101

The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned there unto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2012	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

