Form 10-Q
period 2012-06-30
OCEAN BIO CHEM INC
filed 2012-08-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2012

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

At August 14, 2012, 8,288,613 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at	3
	June 30, 2012 (unaudited) and December 31, 2011

	Condensed consolidated statements of operations (unaudited) for the	4
	three and six months ended June 30, 2012 and 2011

	Condensed consolidated statements of comprehensive income (unaudited) for the	5
	three and six months ended June 30, 2012 and 2011

	Condensed consolidated statements of cash flows (unaudited) for the	6
	six months ended June 30, 2012 and 2011

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4. Controls and Procedures	17

PART II	Other Information:

	Item 1A. Risk Factors	17

	Item 6. Exhibits	18

	Signatures	19

PART 1-FINANCIAL INFORMATION
Item 1.-Financial Statements
OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,127,846	$585,357
Trade accounts receivable net of allowance for doubtful accounts of approximately $70,000 and $75,000 at June 30, 2012 and December 31, 2011, respectively	2,963,666	2,563,089
Receivables due from affiliated companies	360,307	495,130
Inventories, net	9,145,264	9,627,798
Prepaid expenses and other current assets	583,426	424,168
Deferred tax asset	107,053	65,797
Total Current Assets	14,287,562	13,761,339

Property, plant and equipment, net	5,119,396	5,213,333

Other Assets:
Trademarks, trade names and patents, net	844,919	870,642
Other assets	26,833	33,442

Total Other Assets	871,752	904,084
Total Assets	$20,278,710	$19,878,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,577,092	$1,162,143
Revolving line of credit	400,000	850,000
Current portion of long term debt	402,145	400,430
Income taxes payable	-	353,608
Accrued expenses payable	774,233	889,444
Total Current Liabilities	3,153,470	3,655,625

Deferred tax liability	303,318	250,191
Long term debt, less current portion	1,736,893	1,939,362
Total Liabilities	5,193,681	5,845,178

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,640,116 and 8,458,389 shares issued at June 30, 2012 and December 31, 2011, respectively	86,401	84,584
Additional paid in capital	8,506,115	8,163,864
Less cost of common stock in treasury, 351,503 shares at June 30, 2012 and December 31, 2011, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(268,566)	(268,084)
Retained earnings	6,786,152	6,058,848
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	14,822,089	13,751,199

Noncontrolling interest	262,940	282,379

Total Shareholders' Equity	15,085,029	14,033,578
Total Liabilities and Shareholders' Equity	$20,278,710	$19,878,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Gross sales	$8,394,554	$8,669,305	$14,695,903	$15,754,782
Less: discounts, returns, and allowances	512,889	451,331	809,523	804,301

Net sales	7,881,665	8,217,974	13,886,380	14,950,481

Cost of goods sold	5,016,900	5,240,420	8,879,769	9,463,886

Gross profit	2,864,765	2,977,554	5,006,611	5,486,595

Operating Expenses:
Advertising and promotion	641,318	656,811	1,106,915	1,029,779
Selling and administrative	1,603,788	1,673,694	2,659,381	2,776,614
Total operating expenses	2,245,106	2,330,505	3,766,296	3,806,393

Operating income	619,659	647,049	1,240,315	1,680,202

Other income (expense)
Interest expense	(25,773)	(47,443)	(53,448)	(73,219)
Other income	1,766	1,563	2,822	25,511

Income before income taxes	595,652	601,169	1,189,689	1,632,494

Provision for income taxes	241,239	224,352	481,824	627,968

Net income	354,413	376,817	707,865	1,004,526

Loss attributable to noncontrolling interests	8,546	12,579	19,439	33,171
Net income attributable to Ocean-Bio Chem, Inc.	$362,959	$389,396	$727,304	$1,037,697

Earnings per common share – basic	$0.04	$0.05	$0.09	$0.13

Earnings per common share – diluted	$0.04	$0.05	$0.09	$0.12

Weighted average shares - basic	8,204,520	7,897,985	8,155,704	7,875,923
Weighted average shares - diluted	8,525,806	8,418,591	8,495,465	8,315,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

Net Income	$354,413	$376,817	$707,865	$1,004,526

Foreign currency translation adjustment	(4,353)	518	(482)	3,971

Comprehensive income	350,060	377,335	707,383	1,008,497

Comprehensive loss attributable to noncontrolling interests	8,546	12,579	19,439	33,171

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$358,606	$389,914	$726,822	$1,041,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:

Net income	$707,865	$1,004,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Depreciation and amortization	345,923	418,708
Deferred income taxes	11,871	142,115
Stock based compensation	257,058	365,598
Other operating non-cash items	18,493	51,586

Changes in assets and liabilities:

Trade accounts receivable	(396,423)	(1,264,996)
Inventories	474,499	(1,470,636)
Other assets	6,609	17,495
Prepaid expenses and other current assets	(159,258)	(140,268)
Receivables due from affiliated companies	134,823	87,311
Accounts payable and other accrued expenses	(53,870)	(717,859)

Net cash provided by (used in) operating activities	1,347,590	(1,506,420)

Cash flows from investing activities:
Purchases of property, plant and equipment	(229,421)	(243,553)
Contributions from joint venture	-	36,842

Net cash used in investing activities	(229,421)	(206,711)

Cash flows from financing activities:
Net (repayments) borrowings under revolving line of credit	(450,000)	2,600,000
Repayments of notes payable related party	-	(471,950)
Payments on long-term debt	(200,754)	(499,682)
Proceeds from exercise of stock options	78,020	6,300

Net cash (used in) provided by financing activities	(572,734)	1,634,668

Effect of exchange rates on cash	(2,946)	2,016

Net increase (decrease) in cash	542,489	(76,447)

Cash at beginning of period	585,357	615,044
Cash at end of period	$1,127,846	$538,597

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$55,014	$81,421
Cash paid for income taxes during period	$832,000	$1,204,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries, all of which are wholly-owned, and OdorStar Technology LLC (“OdorStar”), a joint venture in which the Company has a controlling interest.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3. INVENTORIES

The composition of inventories at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Raw materials	$3,744,849	$4,431,651
Finished goods	5,685,153	5,472,850
Inventories, gross	9,430,002	9,904,501

Inventory reserves	(284,738)	(276,703)

Inventories, net	$9,145,264	$9,627,798

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $523,000 and $570,000 at June 30, 2012 and December 31, 2011, respectively.

4. PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	Estimate Useful Life	June 30, 2012	December 31, 2011

Land		$278,325	$278,325
Building and improvements	30 years	4,471,872	4,445,924
Manufacturing and warehouse equipment	6-20 years	7,784,770	7,632,398
Office equipment and furniture	3-5 years	697,948	668,046
Construction in process		50,829	32,788
Leasehold improvements	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,406,388	13,180,125

Less accumulated depreciation		(8,286,992)	(7,966,792)

Property, plant and equipment, net		$5,119,396	$5,213,333

5. NONCONTROLLING INTEREST

On May 10, 2010, the Company and BBL Distributors, LLC formed OdorStar Technology LLC, a joint venture. OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include $518,000 and $541,000 in assets and $5,000 and $6,000 in liabilities from OdorStar at June 30, 2012 and December 31, 2011, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $17,000 and $25,000 during the three months ended June 30, 2012 and 2011, respectively, and $39,000 and $66,000 during the six months ended June 30, 2012 and 2011, respectively.

6. REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At June 30, 2012, the Company was in compliance with these covenants. The Company’s principal obligations under the revolving line of credit were $400,000 and $850,000 at June 30, 2012 and December 31, 2011, respectively.  The interest rate was 2.0% per annum at June 30, 2012 and December 31, 2011.

7. LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At June 30, 2012, approximately $2,091,000 was outstanding under the term loan.

At June 30, 2012 and December 31, 2011, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $47,768 and $62,400 at June 30, 2012 and December 31, 2011, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at June 30, 2012 and December 31, 2011:

	Current Portion		Long Term Portion
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Term loan	382,259	375,562	1,709,011	1,901,830
Capitalized equipment leases	19,886	24,868	27,882	37,532

Total long term debt	$402,145	$400,430	$1,736,893	$1,939,362

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2013	$402,145
2014	411,391
2015	419,422
2016	428,365
2017	440,315
Thereafter	37,400
Total	$2,139,038

8. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2012 and 2011, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $384,000 and $404,000 during the three months ended June 30, 2012 and 2011, respectively, and $611,000 and $834,000 for the six months ended June 30, 2012 and 2011, respectively.  Administrative fees aggregated approximately $86,000 and $50,000 during the three months ended June 30, 2012 and 2011, respectively, and $146,000 and $100,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $360,000 and $495,000 at June 30, 2012 and December 31, 2011, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differ from other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development, marketing and advertising.  The Company paid the entity approximately $10,500 for each of the three months ended June 30, 2012 and 2011, and $21,000 for each of the six months ended June 30, 2012 and 2011, under this arrangement.

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

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2012 and 2011, the Company paid an aggregate of approximately $123,000 and $110,000, respectively, and during the six months ended June 30, 2012 and 2011, the Company paid an aggregate of approximately $272,000 and $224,000 respectively, in insurance premiums on policies obtained through the entity.

9. COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into the lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended June 30, 2012 and 2011, and was approximately $49,000 for each of the six months ended June 30, 2012 and 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per common share -Basic

Net income attributable to OBCI	$362,959	$389,396	$727,304	$1,037,697

Weighted average number of common shares outstanding	8,204,520	7,897,985	8,155,704	7,875,923

Earnings per common share - Basic	$0.04	$0.05	$0.09	$0.13

Earnings per common share – Diluted

Net income attributable to OBCI	$362,959	$389,396	$727,304	$1,037,697

Weighted average number of common shares outstanding	8,204,520	7,897,985	8,155,704	7,875,923

Effect of employee stock-based awards	321,286	520,606	339,761	439,263

Weighted average number of common shares outstanding - assuming dilution	8,525,806	8,418,591	8,495,465	8,315,186

Earnings per common share - Diluted	$0.04	$0.05	$0.09	$0.12

The Company had no stock options outstanding for the three and six months ended June 30, 2012 and 2011, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On May 9, 2012, the Company issued stock awards covering 117,000 shares of common stock under its 2011 Omnibus Equity Compensation Plan. The Company recognized compensation expense based upon the average of the high and low trading price of its common stock on the issuance date.

On May 17, 2012, stock options with respect to 139,300 shares were exercised. Following the surrender of 68,073 shares in connection with a net exercise feature of the stock options, the Company issued an aggregate of 64,727 shares.

Non cash stock based compensation recognized during the three months ended June 30, 2012 and 2011 attributable to stock awards totaled approximately $223,000 and $321,000, respectively.  There was no stock compensation expense related to stock awards during the three months ended March 31, 2012 and 2011.  Non cash stock compensation expense attributable to stock options was $15,000 and $22,000 for the three months ended June 30, 2012 and 2011, respectively.  Non cash stock compensation expense attributable to stock options was $34,000 and $45,000 for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, there was approximately $33,000 of unrecognized compensation expense related to stock options awarded to employees.  This cost will be charged as compensation expense through 2013, as the stock options vest.

The following table provides information at June 30, 2012 regarding outstanding stock options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	1.8
2007 ISO	10/08/07	2,500	2,000	1.87	10/07/12	0.3
2007 ISO	12/17/07	141,000	109,700	1.32	12/16/12	0.5
2008 ISO	8/25/08	142,900	80,300	0.97	8/24/13	1.2
2002NQ	10/22/02	30,000	30,000	1.26	10/21/12	0.3
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	1.0
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	1.9
2002NQ	4/03/06	40,000	40,000	1.08	4/02/16	3.8
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	5.5
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	6.6
2008NQ	4/26/10	25,000	25,000	2.07	4/25/20	7.9

		656,400	562,000	$1.07		2.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview:

We are principally engaged in manufacturing, marketing and  distributing a broad line of appearance and maintenance products for boats, recreational vehicles, automobiles and home care under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services of these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the Company's critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net sales were approximately $7,882,000 for the three months ended June 30, 2012 compared to approximately $8,218,000 during the corresponding period in 2011, a decrease of $336,000 or 4.1%.  We believe that our net sales were adversely affected by our largest customer’s continuation of its inventory reduction program in our sector during the second quarter of 2012.  In addition, sales of our fuel additive products to our Outdoor Power Equipment customers have been negatively impacted by the drought conditions in large portions of the United States, which has reduced the need for lawn and garden maintenance, resulting in decreased usage of power equipment and lower consumption of our fuel additive products.

Cost of goods sold and gross profit – Cost of goods sold during the three months ended June 30, 2012 decreased by approximately $223,000 or 4.3%, to approximately $5,017,000 from approximately $5,240,000 during the three months ended June 30, 2011.  The decrease in cost of goods sold reflects the decrease in sales volume.

Gross profit decreased by approximately $113,000 for the three months ended June 30, 2012, as compared to the same period in 2011, as a the result of lower sales in the quarter.  However, our gross profit percentage (gross profit as a percentage of net sales) increased by 0.1% in the second quarter of 2012 as compared to the same period in 2011.

Advertising and promotion expense decreased to approximately $641,000 for the three months ended June 30, 2012 from $656,000 during the corresponding period in 2011, a decrease of approximately $15,000 or 2.4%.  As a percentage of net sales, advertising and promotion expense was approximately 8.1% in the second quarter of 2012 compared to approximately 8.0% in the second quarter of 2011.   Although advertising  was at approximately the same expense levels as the prior year, television advertising increased while newspaper and radio advertising decreased.  We anticipate that advertising and promotion expenses during the last six months of 2012 will be at approximately the same expense levels as they were in the second half of 2011.

Selling and administrative expenses decreased by approximately $70,000 or 4.2%, from approximately $1,674,000 during the three months ended June 30, 2011 to approximately $1,604,000 during the same period in 2012.  The decrease is due to lower stock-based compensation expense and lower variable sales commissions.  As a percentage of net sales, selling and administrative expenses were 20.3% and 20.4% for the second quarter of 2012 and 2011, respectively.

Interest expense decreased by approximately $21,000 to approximately $26,000 during the three months ended June 30, 2012, compared to approximately $47,000 during the three months ended June 30, 2011. The decrease reflects the impact of the July 2011 refinancing of both our short term borrowings and long term debt at lower interest rates, as well as lower average borrowings.

Operating income – As a result of the foregoing, operating income was approximately $620,000 in the second quarter of 2012 compared to approximately $647,000 in the 2011 period, a decrease of $27,000 or 4.2%.

Income taxes - The Company had income tax expense in the second quarter of 2012 of approximately $241,000, or 40.5% of pretax income, compared to approximately $224,000, or 37.3% of pretax income, during the corresponding period in 2011.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the second quarter of 2012 decreased by approximately $22,000, or 5.9%, to $354,000 from approximately $376,000 in the second quarter of 2011.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $26,000, or 6.8%, to $363,000 in the second quarter 2012, from approximately $389,000 in 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net sales were approximately $13,886,000 for the six months ended June 30, 2012 compared to approximately $14,950,000 during the corresponding period in 2011, a decrease of $1,064,000 or 7.1%.  We believe the sales decrease principally reflects a determination by our largest customers to reduce their inventory levels in our sector.  In addition, the abnormally warm weather in the earlier months of the year, which limited use of snow mobiles in the northern states, and drought conditions in the later part of the second quarter, which reduced usage of lawn and garden maintenance equipment, adversely affected sales of our fuel additive products.

Cost of goods sold and gross profit – Cost of goods sold during the six months ended June 30, 2012 decreased by approximately $584,000 or 6.2%, to approximately $8,880,000 from approximately $9,464,000 during the six months ended June 30, 2011.  The decrease in cost of goods sold is mainly a result of reduced sales volume.

Our gross profit percentage (gross profit as a percentage of net sales) decreased by .6% in the first six months of 2012 as compared to the same period in 2011. This decrease reflected lower sales volumes, resulting in a higher proportion of fixed costs as a percentage of sales.  Gross profit decreased by approximately $480,000 for the six months ended June 30, 2012, as compared to the same period in 2011.

Advertising and promotion increased to approximately $1,107,000 for the six months ended June 30, 2012 from $1,030,000 during the corresponding period in 2011, an increase of approximately $77,000 or 7.5%.  As a percentage of net sales, advertising and promotion expense increased from 6.9% in the first six months of 2011 to 8.0% in the first six months of 2012.  The increase is primarily due to increased television advertising.  We anticipate that advertising and promotion expenses during the last six months of 2012 will be at approximately the same expense levels as they were in the second half of 2011.

Selling and administrative expenses decreased by approximately $117,000 or 4.2%, from approximately $2,776,000 during the six months ended June 30, 2011 to approximately $2,659,000 during the same period in 2012.  The decrease is due to decreased stock-based compensation and lower variable sales commissions.  As a percentage of net sales, selling and administrative expenses increased from 18.6% to 19.2%.

Interest expense decreased by approximately $20,000 to $53,000 during the six months ended June 30, 2012, compared to approximately $73,000 during the six months ended June 30, 2011.The decrease reflects the impact of the July 2011 refinancing of both our short term borrowing and long term debt at lower interest rates, as well as lower average borrowings.

Operating income – As a result of the foregoing, operating income was approximately $1,240,000 in the first six months of 2012 compared to approximately $1,680,000 in the 2011 period, a decrease of $440,000 or 26.2%.

Income taxes - The Company had income tax expense in the first six months of 2012 of approximately $482,000, or 40.5% of pretax income, compared to approximately $628,000, or 38.5% of pretax income, during the corresponding period in 2011.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the first six months of 2012 decreased by approximately $297,000, or 29.5%, to $708,000 from approximately $1,005,000 during the corresponding period in 2011.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $310,000, or 29.9%, to $727,000 in the first six months of 2012, from approximately $1,037,000 in 2011.

Liquidity and capital resources:

Our cash balance was approximately $1,128,000 at June 30, 2012 compared to approximately $585,000 at December 31, 2011.  At June 30, 2012, we had $400,000 in short-term borrowings outstanding under our revolving line of credit compared to $850,000 outstanding at December 31, 2011.

Net cash provided by operating activities during the six months ended June 30, 2012 was approximately $1,348,000 compared to net cash used in operating activities of approximately $1,506,000 for the six months ended June 30, 2011.   The improvement reflects our inventory management efforts.  During the six months ended June 30, 2011, we built up inventory in anticipation of higher petroleum prices, and the anticipated demand of newer customers.  During the six months ended June 30, 2012, we determined to reduce inventory levels, particularly due to decreased purchases by our largest customer which, as noted above, is engaged in an inventory reduction program.  We reduced inventory levels by approximately $474,000 during the six months ending June 30, 2012 as compared to the approximately $1,471,000 increase in inventory in the six months ended June 30, 2011.  Additionally, cash used for working capital items was considerably less in the first six months of 2012 than in the same period of 2011.  These improvements were partially offset by lower net income and lower non-cash charges.

Net cash used in investing activities was approximately $229,000 for the six months ended June 30, 2012 compared to approximately $207,000 for the six months ended June 30, 2011.  We continue to invest in our manufacturing facilities as appropriate.

Net cash used in financing activities was approximately $573,000 for the six months ended June 30, 2012 compared to net cash provided of approximately $1,635,000 during the six months ended June 30, 2011.  We reduced the principal balance on our revolving line of credit by $450,000, and our scheduled payments of principal reduced our long-term debt by approximately $201,000.  In 2011, we borrowed an additional $2,600,000 on our revolving line of credit to finance the Company’s cash needs.

Under our credit agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)), we have borrowings under a term loan, which is payable,  together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511,  with the final payment on July 6, 2017. At June 30, 2012, the remaining principal balance on the term loan was $2,091,270. In addition, the credit agreement provides for a revolving line of credit, under which we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case interest will be payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  At June 30, 2012, the outstanding balance under the revolving line of credit was $400,000.

The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2012, the Company was in compliance with these covenants. The Company’s obligations under the Credit Agreement are secured by the our accounts receivable and inventory, as well as real property and equipment at our Kinpak, Inc. subsidiary’s Montgomery, Alabama facility.

See notes 6 and 7 to the condensed consolidated financial statements included in this report for additional information

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $47,768 and $62,400 at June 30, 2012 and December 31, 2011, respectively.

We sell our products in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the six months ended June 30, 2012, we recorded $482 in foreign currency translation adjustments (decreasing shareholders’ equity by $482) as a result of the weakening of the Canadian dollar in relation to the US dollar.

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

At June 30, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures or inventories, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

We believe that funds provided through operations and its existing sources of financing will be sufficient to satisfy our cash requirements over at least the next twelve months.

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

Change in Internal Controls over Financial Reporting:

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results.

Item 6. – Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation and amendments thereto.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months  and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes  to Condensed Consolidated Financial Statements. .

_______________

* Filed herewith.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2012	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)