Form 10-Q
period 2012-09-30
OCEAN BIO CHEM INC
filed 2012-11-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2012

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

At November 14, 2012, 8,299,763 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at September 30, 2012 (unaudited) and December 31, 2011	3

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2012 and 2011	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2012 and 2011	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2012 and 2011	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4. Controls and Procedures	17

PART II	Other Information:

	Item 1A. Risk Factors	17

	Item 6. Exhibits	17

	Signatures	18

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$775,399	$585,357
Trade accounts receivable net of allowance for doubtful accounts of approximately $135,000 and $75,000 at September 30, 2012 and December 31, 2011, respectively	5,912,093	2,563,089
Receivables due from affiliated companies	335,746	495,130
Inventories, net	9,535,285	9,627,798
Prepaid expenses and other current assets	536,621	424,168
Deferred tax asset	134,030	65,797
Total Current Assets	17,229,174	13,761,339

Property, plant and equipment, net	5,100,690	5,213,333

Other Assets:
Trademarks, trade names and patents, net	832,056	870,642
Other assets	25,591	33,442

Total Other Assets	857,647	904,084
Total Assets	$23,187,511	$19,878,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,274,721	$1,162,143
Revolving line of credit	1,700,000	850,000
Current portion of long term debt	404,271	400,430
Income taxes payable	33,381	353,608
Accrued expenses payable	980,370	889,444
Total Current Liabilities	5,392,743	3,655,625

Deferred tax liability	296,351	250,191
Long term debt, less current portion	1,634,906	1,939,362
Total Liabilities	7,324,000	5,845,178

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,640,116 and 8,458,389 shares issued at September 30, 2012 and December 31, 2011, respectively	86,401	84,584
Additional paid in capital	8,516,870	8,163,864
Less cost of common stock in treasury, 351,503 shares at September 30, 2012 and December 31, 2011, respectively	(288,013)	(288,013)
Foreign currency translation adjustment	(261,728)	(268,084)
Retained earnings	7,556,770	6,058,848
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	15,610,300	13,751,199

Noncontrolling interest	253,211	282,379

Total Shareholders' Equity	15,863,511	14,033,578
Total Liabilities and Shareholders' Equity	$23,187,511	$19,878,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Gross sales	$10,750,275	$10,429,694	$25,446,178	$26,184,476
Less: discounts, returns, and allowances	488,413	545,643	1,297,936	1,349,944

Net sales	10,261,862	9,884,051	24,148,242	24,834,532

Cost of goods sold	6,997,495	6,538,236	15,877,264	16,002,122

Gross profit	3,264,367	3,345,815	8,270,978	8,832,410

Operating Expenses:
Advertising and promotion	783,523	476,366	1,890,438	1,506,145
Selling and administrative	1,305,613	1,241,053	3,964,994	4,017,667
Total operating expenses	2,089,136	1,717,419	5,855,432	5,523,812

Operating income	1,175,231	1,628,396	2,415,546	3,308,598

Other income (expense)
Interest expense	(22,138)	(34,835)	(75,586)	(108,054)
Other (expense) income	(3,449)	13,227	(627)	38,738

Income before income taxes	1,149,644	1,606,788	2,339,333	3,239,282

Provision for income taxes	388,755	478,649	870,579	1,106,617

Net income	760,889	1,128,139	1,468,754	2,132,665

Loss attributable to noncontrolling interests	9,729	9,546	29,168	42,717
Net income attributable to Ocean Bio-Chem, Inc.	$770,618	$1,137,685	$1,497,922	$2,175,382

Earnings per common share – basic	$0.09	$0.14	$0.18	$0.27

Earnings per common share – diluted	$0.09	$0.13	$0.18	$0.26

Weighted average shares - basic	8,288,613	7,997,613	8,201,376	7,916,932
Weighted average shares - diluted	8,595,506	8,537,806	8,540,777	8,394,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Net Income	$760,889	$1,128,139	$1,468,754	$2,132,665

Foreign currency translation adjustment	6,838	(3,759)	6,356	212

Comprehensive income	767,727	1,124,380	1,475,110	2,132,877

Comprehensive loss attributable to noncontrolling interests	9,729	9,546	29,168	42,717

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$777,456	$1,133,926	$1,504,278	$2,175,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:

Net income	$1,468,754	$2,132,665
Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	522,499	584,625
Deferred income taxes	(22,073)	160,482
Stock based compensation	267,477	388,866
Other operating non-cash items	87,654	122,462

Changes in assets and liabilities:

Trade accounts receivable	(3,409,339)	(3,291,494)
Inventories	83,478	(2,967,069)
Other assets	7,851	10,943
Prepaid expenses and other current assets	(112,453)	(182,728)
Receivables due from affiliated companies	159,384	23,312
Accounts payable and other accrued expenses	883,277	1,114,769

Net cash used in operating activities	(63,491)	(1,903,167)

Cash flows from investing activities:
Purchases of property, plant and equipment	(374,428)	(313,276)
Contributions from joint venture	-	36,842

Net cash used in investing activities	(374,428)	(276,434)

Cash flows from financing activities:
Net borrowings under revolving line of credit	850,000	3,400,000
Proceeds from issuance of long term debt	-	2,430,000
Repayments of notes payable related party	-	(471,950)
Payments on long-term debt	(300,615)	(2,988,581)
Proceeds from exercise of stock options	78,020	6,300

Net cash provided by financing activities	627,405	2,375,769

Effect of exchange rates on cash	556	(1,950)

Net increase in cash	190,042	194,218

Cash at beginning of period	585,357	615,044
Cash at end of period	$775,399	$809,262

Supplemental disclosure of cash transactions:
Cash paid for interest during period	$76,203	$118,594
Cash paid for income taxes during period	$1,212,879	$1,259,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the nine months ended September 30, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Raw materials	$4,448,470	$4,431,651
Finished goods	5,372,553	5,472,850
Inventories, gross	9,821,023	9,904,501

Inventory reserves	(285,738)	(276,703)

Inventories, net	$9,535,285	$9,627,798

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $548,000 and $570,000 at September 30, 2012 and December 31, 2011, respectively.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	Estimate Useful Life	September 30, 2012	December 31, 2011

Land		$278,325	$278,325
Building and improvements	30 years	4,487,267	4,445,924
Manufacturing and warehouse equipment	6-20 years	7,918,239	7,632,398
Office equipment and furniture	3-5 years	703,537	668,046
Construction in process		31,207	32,788
Leasehold improvements	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,541,219	13,180,125

Less accumulated depreciation		(8,440,529)	(7,966,792)

Property, plant and equipment, net		$5,100,690	$5,213,333

5.	NONCONTROLLING INTEREST

On May 10, 2010, the Company and BBL Distributors, LLC formed OdorStar. OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include approximately $507,000 and $541,000 in assets and $7,000 and $6,000 in liabilities from OdorStar at September 30, 2012 and December 31, 2011, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $19,000 and $19,000 during the three months ended September 30, 2012 and 2011, respectively, and $58,000 and $85,000 during the nine months ended September 30, 2012 and 2011, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At September 30, 2012, the Company was in compliance with these covenants. The Company’s principal obligations under the revolving line of credit were $1,700,000 and $850,000 at September 30, 2012 and December 31, 2011, respectively.  The interest rate was 2.0% per annum at September 30, 2012 and December 31, 2011.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At September 30, 2012, approximately $1,997,000 was outstanding under the term loan.

At September 30, 2012 and December 31, 2011, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $42,209 and $62,400 at September 30, 2012 and December 31, 2011, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at September 30, 2012 and December 31, 2011:

	Current Portion		Long Term Portion
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Term loan	385,652	375,562	1,611,316	1,901,830
Capitalized equipment leases	18,619	24,868	23,590	37,532

Total long term debt	$404,271	$400,430	$1,634,906	$1,939,362

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2013	$404,271
2014	412,786
2015	423,384
2016	429,645
2017	369,091
Total	$2,039,177

8.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2012 and 2011, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $386,000 and $325,000 during the three months ended September 30, 2012 and 2011, respectively, and $997,000 and $1,159,000 for the nine months ended September 30, 2012 and 2011, respectively.  Administrative fees aggregated approximately $70,000 and $78,000 during the three months ended September 30, 2012 and 2011, respectively, and $216,000 and $178,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $336,000 and $495,000 at September 30, 2012 and December 31, 2011, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differ from other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development, marketing and advertising.  The Company paid the entity approximately $10,500 for each of the three month periods ended September 30, 2012 and 2011, and $31,500 for each of the nine month periods ended September 30, 2012 and 2011, under this arrangement.

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

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended September 30, 2012 and 2011, the Company paid an aggregate of approximately $171,000 and $304,000, respectively, and during the nine months ended September 30, 2012 and 2011, the Company paid an aggregate of approximately $443,000 and $528,000 respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into the initial lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three month periods ended September 30, 2012 and 2011, and was approximately $73,000 for each of the nine month periods ended September 30, 2012 and 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per common share -Basic

Net income attributable to OBCI	$770,618	$1,137,685	$1,497,922	$2,175,382

Weighted average number of common shares outstanding	8,288,613	7,997,613	8,201,376	7,916,932

Earnings per common share - Basic	$0.09	$0.14	$0.18	$0.27

Earnings per common share – Diluted

Net income attributable to OBCI	$770,618	$1,137,685	$1,497,922	$2,175,382

Weighted average number of common shares outstanding	8,288,613	7,997,613	8,201,376	7,916,932

Effect of employee stock-based awards	306,893	540,193	339,401	477,481

Weighted average number of common shares outstanding - assuming dilution	8,595,506	8,537,806	8,540,777	8,394,413

Earnings per common share - Diluted	$0.09	$0.13	$0.18	$0.26

The Company had no stock options outstanding for the three and nine months ended September 30, 2012 and 2011, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On May 9, 2012, the Company issued stock awards covering 117,000 shares of common stock under its 2011 Omnibus Equity Compensation Plan. The Company recognized compensation expense based upon the average of the high and low trading price of its common stock on the issuance date.

On May 17, 2012, stock options with respect to 132,800 shares were exercised, and options related to 6,500 shares expired. Following the surrender of 68,073 shares in connection with a net exercise feature of the stock options, the Company issued an aggregate of 64,727 shares.

There was no stock compensation expense related to stock awards during the three months ended September 30, 2012 and 2011.  Non cash stock based compensation recognized during the nine months ended September 30, 2012 and 2011 attributable to stock awards totaled approximately $223,000 and $321,000, respectively.  Non cash stock compensation expense attributable to stock options was approximately $10,000 and $23,000 for the three months ended September 30, 2012 and 2011, respectively.  Non cash stock compensation expense attributable to stock options was approximately $44,000 and $68,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, there was approximately $22,000 of unrecognized compensation expense related to stock options awarded to employees.  This cost will be charged as compensation expense through 2013, as the stock options vest.

The following table provides information at September 30, 2012 regarding outstanding stock options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	1.5
2007 ISO	10/08/07	2,500	2,000	1.87	10/07/12	0.0
2007 ISO	12/17/07	141,000	109,700	1.32	12/16/12	0.2
2008 ISO	8/25/08	142,900	108,880	0.97	8/24/13	0.9
2002NQ	10/22/02	30,000	30,000	1.26	10/21/12	0.1
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	0.7
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	1.7
2002NQ	4/03/06	40,000	40,000	1.08	4/02/16	3.6
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	5.3
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	6.4
2008NQ	4/26/10	25,000	25,000	2.07	4/25/20	7.7

		656,400	590,580	$1.07		2.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net sales were approximately $10,262,000 for the three months ended September 30, 2012 compared to approximately $9,884,000 during the corresponding period in 2011, an increase of $378,000 or 3.8%.  The increase in sales primarily reflected increased sales of winterizing products (antifreeze)  to marine customers.  In addition, we continued to realize sales growth of our enzyme fuel treatment product, Star Tron®, into the automotive and small engine markets.  These increases were partially offset by decreased sales to some of our largest customers as a result of their continuation of inventory reduction programs in our sector during the third quarter of 2012.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $459,000 or 7.0% to approximately $6,997,000 during the three months ended September 30, 2012, from approximately $6,538,000 during the same period in 2011.  We had a higher mix of lower margin sales of antifreeze in the third quarter 2012 compared to the comparative quarter 2011.  In addition, the allocation of fixed manufacturing costs over our lower inventory levels, as a result of our planned inventory reduction, led to higher per unit costs of sales.  Inventories at September 30, 2012 were $9,535,000 compared to $10,660,000 at September 30, 2011, a decrease of $1,125,000.  The increase in cost of goods sold also reflects our increased sales volume.

Gross profit decreased by approximately $81,000 for the three months ended September 30, 2012, as compared to the same period in 2011, as a the result of the factors described above.

Advertising and promotion expenses increased to approximately $783,000 for the three months ended September 30, 2012 from $476,000 during the corresponding period in 2011, an increase of approximately $307,000 or 64.5%.  As a percentage of net sales, advertising and promotion expense was approximately 7.6% in the third quarter of 2012 compared to approximately 4.8% in the third quarter of 2011.   The increase in advertising expenditures was designed to increase consumer awareness of Star Tron® products into new markets, including automotive, power sports, motorcycle, small engine and outdoor power equipment markets.  We sponsored several television programs and purchased print advertisements in several national magazines targeted to automotive, boating and engine maintenance and repair enthusiasts, as well as in specific industry magazines.  In addition, we increased expenditures for customer cooperative advertising allowances to promote our Star Tron and Star brite products in their sales promotion flyers.

Selling and administrative expenses increased by approximately $65,000 or 5.2%, from approximately $1,241,000 during the three months ended September 30, 2011 to approximately $1,306,000 during the same period in 2012.   The increase in expenses was directly attributable to the Company’s selling activities, including travel and entertainment expenses and an increase in the allowance for doubtful accounts, reflecting increased accounts receivable balances.  As a percentage of net sales, selling and administrative expenses were 12.7% and 12.6% for the third quarter of 2012 and 2011, respectively.

Interest expense decreased by approximately $13,000 to approximately $22,000 during the three months ended September 30, 2012, compared to approximately $35,000 during the three months ended September 30, 2011. The decrease reflects the lower average borrowings as a result of decreased inventory levels.

Operating income – As a result of the foregoing, operating income was approximately $1,175,000 in the third quarter of 2012 compared to approximately $1,628,000 in the 2011 period, a decrease of $453,000 or 27.8% predominately as a result of lower gross margins and higher advertising spending.

Income taxes - We had income tax expense in the third quarter of 2012 of approximately $389,000, or 33.8% of pretax income, compared to approximately $479,000, or 29.8% of pretax income, during the corresponding period in 2011.  The lower 2011 income tax rate reflects a one time benefit related to state income taxes.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the third quarter of 2012 decreased by approximately $367,000, or 32.6%, to $761,000 from approximately $1,128,000 in the third quarter of 2011.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $367,000, or 32.3%, to $771,000 in the third quarter 2012, from approximately $1,138,000 in 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net sales were approximately $24,148,000 for the nine months ended September 30, 2012 compared to approximately $24,834,000 during the corresponding period in 2011, a decrease of $686,000 or 2.8%.  We believe the sales decrease principally reflects a determination by some of our largest customers to reduce their inventory levels in our sector.   This decrease was partially offset by increased sales of winterizing products (antifreeze), as described above in the discussion of results for the three months ended September 30, 2012.

Cost of goods sold and gross profit – Our gross profit percentage (gross profit as a percentage of net sales) decreased by 1.3% in the first nine months of 2012 as compared to the same period in 2011.   The decrease reflects increased per unit cost of sales, as a result of our planned inventory reduction that is described in the discussion of results for the three months ended September 30, 2012, as well as lower sales volumes.  In addition, the decrease reflects the higher mix of lower margin products (antifreeze).

Advertising and promotion expenses increased to approximately $1,890,000 for the nine months ended September 30, 2012 from approximately $1,506,000 during the corresponding period in 2011, an increase of approximately $384,000 or 25.5%.  As a percentage of net sales, advertising and promotion expense increased from 6.1% during the nine months of 2011 to 7.8% in the nine months of 2012.  The significant year to date increase occurred in the third quarter and reflected the factors addressed above in the discussion of results for the quarter ended September 30, 2012.

Selling and administrative expenses decreased by approximately $53,000 or 1.3%, from approximately $4,018,000 during the nine months ended September 30, 2011 to approximately $3,965,000 during the same period in 2012.  The decrease is due to decreased non-cash stock-based compensation.  As a percentage of net sales, selling and administrative expenses increased from 16.2% to 16.4% due to lower year to date sales.

Interest expense decreased by approximately $32,000 to $76,000 during the nine months ended September 30, 2012, compared to approximately $108,000 during the nine months ended September 30, 2011. The decrease reflects the impact of the July 2011 refinancing of both our short term borrowing and long term debt at lower interest rates, as well as lower average borrowings as a result of lower average monthly inventory levels.

Operating income – As a result of the foregoing, operating income was approximately $2,416,000 in the first nine months of 2012 compared to approximately $3,309,000 in the 2011 period, a decrease of $893,000 or 27.0%.

Income taxes - The Company had income tax expense in the first nine months of 2012 of approximately $871,000, or 37.2% of pretax income, compared to approximately $1,107,000, or 34.2% of pretax income, during the corresponding period in 2011.  The lower 2011 income tax rate reflects a one time benefit related to state income taxes.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the first nine months of 2012 decreased by approximately $664,000, or 31.1%, to $1,469,000 from approximately $2,133,000 during the corresponding period in 2011.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $677,000, or 31.1%, to $1,498,000 in the first nine months of 2012, from approximately $2,175,000 in 2011.

Liquidity and capital resources:

Our cash balance was approximately $775,000 at September 30, 2012 compared to approximately $585,000 at December 31, 2011.  At September 30, 2012, we had $1,700,000 in short-term borrowings outstanding under our revolving line of credit compared to $850,000 outstanding at December 31, 2011.

Net cash used in operating activities during the nine months ended September 30, 2012 was approximately $63,000 compared to net cash used in operating activities of approximately $1,903,000 for the nine months ended September 30, 2011.   The improvement reflects our inventory management efforts.  During the nine months ended September 30, 2011, we increased inventory by approximately $2,967,000 in anticipation of higher petroleum prices, and higher seasonal sales of winterizing products.  During the nine months ended September 30, 2012, we determined to modestly reduce inventory levels, particularly due to decreased purchases by some of our largest customers which, as noted above, are engaged in inventory reduction programs.  We reduced inventory levels by approximately $83,000 during the nine months ending September 30, 2012, and by approximately $1,125,000 as compared to September 30, 2011.  These cash flow improvements were partially offset by lower net income and lower non-cash charges.

Net cash used in investing activities was approximately $374,000 for the nine months ended September 30, 2012 compared to approximately $276,000 for the nine months ended September 30, 2011.  We continue to invest in our manufacturing facilities as we deem appropriate.

Net cash provided by financing activities was approximately $627,000 for the nine months ended September 30, 2012 compared to net cash provided of approximately $2,376,000 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we borrowed $850,000 under our revolving line of credit, and received approximately $78,000 from the exercise of stock options, which was partially offset by approximately $301,000 used for scheduled payments of principal on our long-term debt.  During the first nine months of 2011 we borrowed  $3,400,000 on our revolving line of credit.

Under the credit agreement among us, our subsidiary, Kinpak, Inc. and Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)), we have borrowings under a term loan, which is payable,  together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511,  with the final payment on July 6, 2017. At September 30, 2012, the remaining principal balance on the term loan was $1,996,968. In addition, the credit agreement provides for a revolving line of credit, under which we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case interest will be payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, we may repay and reborrow funds from time to time.

Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  At September 30, 2012, the outstanding balance under the revolving line of credit was $1,700,000.

The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2012, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

See notes 6 and 7 to the condensed consolidated financial statements included in this report for additional information.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $42,200 and $62,400 at September 30, 2012 and December 31, 2011, respectively.

We sell our products in the Canadian market and are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the nine months ended September 30, 2012, we recorded $6,356 in foreign currency translation adjustments (increasing shareholders’ equity by $6,356) as a result of the strengthening of the Canadian dollar in relation to the US dollar.

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

At September 30, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures or inventories, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months  and nine months ended September, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes  to Condensed Consolidated Financial Statements. .

_______________

* Filed herewith.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2012	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)