Form 10-K
period 2012-12-31
OCEAN BIO CHEM INC
filed 2013-04-01
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 29, 2012 was $6,460,514.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

At April 1, 2013, 8,398,385 shares of the registrant’s voting Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 30, 2013, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements, constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry, increasing oil and related petrochemical and petroleum prices, reliance on certain key customers, changes in consumer demand for marine, recreational vehicle and automotive products, advertising and promotional efforts, and exposure to market risks relating to changes in interest rates and foreign exchange rates.

PART I

Item 1.    Business

General:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, Star Tron®, and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  Unless, the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2012 totaled approximately $1,487,000, or 4.8% of our net sales.  See Note 8 to the consolidated financial statements included in this report for additional information.

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

Automotive:  We manufacture a line of automotive products under the Star brite® and Star Tron® brand names  The automotive line includes fuel treatments for both gas and diesel engines, motor oils, greases and related items.  In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers.  We also produce automotive polishes, cleaners and other appearance items.

Recreational Vehicle/Power Sports:  We also market Star Tron® fuel treatment to the recreational vehicle market, including snow mobiles, all terrain vehicles and motorcycles.  Power sports enthusiasts have found Star Tron® a viable solution to a number of problems associated with E-10 fuel, which contains ethanol.  Other recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze coolants.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a viable solution to help rectify a number of operating engine problems in commercial lawn equipment and other home and garden power equipment associated with using E-10 fuel, which is fuel containing 10% ethanol.
Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Mold/Mildew Odor Control:  We manufacture and market a variety of products under the Star brite® name that help prevent and eliminate all types of mold, mildew, and other unpleasant odors, through OdorStar’s  patented delivery system.  Our odor control products are effective for homes, automobiles, boats and recreational vehicles.

Although our products are utilized for different types of vehicles and boats, and for home care, we believe our operations constitute one industry segment.

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

Marketing and Significant Customers:  Our products are sold through national retailers such as Wal-Mart, Tractor Supply,West Marine, and Bass Pro Shops.  We also sell to national and regional distributors that sell our products to specialized retail outlets.  Currently we have two customers to whom sales exceeded 10% of consolidated net revenues for the year ended December 31, 2012.  Sales to these two customers represented approximately 37% of consolidated net sales.  Sales to our five largest unaffiliated customers for the year ended December 31, 2012, amounted to approximately 49% of our consolidated net sales, and at December 31, 2012, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 23% of our consolidated accounts receivable.

We market our products through internal salesmen and approximately 40 sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, television, newspapers and product catalogs.  Our products are distributed primarily from Kinpak’s manufacturing and distribution facility in Montgomery, Alabama.  Since 2008, we have participated in a vendor managed inventory program with one major customer.

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2012.  We do not give customers the absolute right to return product.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 60 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

Competition:

Competition with respect to our principal product lines is described below:  The principal elements of competition affecting all of our product lines are brand recognition, price, service and the ability to deliver products on a timely basis.

Marine:  We have several national and regional competitors in the marine marketplace.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share through expenditures directed to our present methods of advertising and distribution.

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

Trademarks:  We have obtained registered trademarks for Star brite®, Star Tron® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our intellectual property is protected, but we cannot assure that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

Personnel:  At December 31, 2012, we had 117 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2012:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative	28
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	82
		117

Item 1A.  Risk Factors

If we do not compete effectively, our business will suffer.

We confront aggressive competition in the sale of our products.  In each of the markets in which we sell our products, we compete with a number of national and regional competitors.  Competition in the automotive market is particularly intense, with many national and regional companies marketing competitive products.  Many of our competitors in the automotive market are more established and have greater financial resources than we do.  Our inability to successfully compete in our principal markets would have a material adverse effect on our financial condition, results of operations and cash flows.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us.  In addition, adverse economic conditions in recent years have adversely affected discretionary spending, which can have an indirect adverse effect on our product lines, particularly those directed to the marine and recreational vehicle markets.  A continued economic slowdown or a decline in economic conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  OdorStar also owns patents we consider important to our business.  We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental matters may cause potential liability risks.

We must comply with various environmental laws and regulations in connection with our operations, including those relating to the handling and disposal of hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  A release of such substances due to accident or intentional act could result in substantial liability to governmental authorities or to third parties.  In addition, we are subject to reporting requirements with respect to certain materials we use in our manufacturing operations.  In January 2011, Kinpak, which owns our manufacturing facility in Montgomery, Alabama, became subject to a consent agreement and final order with the United States Environmental Protection Agency relating to its alleged failure to complete and submit certain required forms with respect to toxic and hazardous chemicals used at its facilities.  Under the consent agreement and final order, Kinpak paid a civil penalty of $110,000.  It is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our financial condition, results of operations and cash flows.

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation.

The Company has a revolving line of credit with a variable interest rate. At December 31, 2012, the Company did not have any borrowings outstanding under the revolving line of credit.  However, during 2012 the highest amount outstanding under the revolving line of credit was $1,700,000.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio, as defined in the credit agreement, falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  If interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, owns approximately 55% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  Sales to the affiliated companies aggregated approximately $1,487,000 and $1,764,000 during the years ended December 31, 2012 and 2011, respectively.  An affiliated company owns the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada.

In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $335,000 and $332,000 during the years ended December 31, 2012 and 2011, respectively.  While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales to the affiliated companies are similar to the profit margins we realize with respect to sales to our larger domestic customers.  Management believes that the sales to the affiliated companies did not involve more than normal credit risk or present other unfavorable features.  We have entered into other transactions with entities owned by Mr. Dornau.  See Note 8 to the consolidated financial statements included in this report for additional information.

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities is located in Fort Lauderdale, Florida and are leased from an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  See Note 9 to the consolidated financial statements included in this report for additional information.

We own Kinpak’s Alabama facility, which currently contains approximately 300,000 square feet of office, plant and warehouse space on 20 acres of land.  We also lease a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from these facilities.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2012 and 2011 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2012	High	$2.78	$2.59	$2.59	$2.50
	Low	$2.01	$1.83	$1.76	$1.81

2011	High	$3.93	$3.56	$4.40	$2.68
	Low	$1.80	$2.16	$1.98	$1.68

We had 144 record holders of our Common Stock at December 31, 2012.  We believe that there are approximately 900 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

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

Overview:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

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

Revenue recognition and collectability of accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $73,000 and $75,000 at December 31, 2012 and 2011, respectively, which was approximately 2.4% and 2.8%, respectively, of gross accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required, resulting in increased bad debt expense.

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

Our slow moving and obsolete inventory reserve was $271,994 and $276,703 at December 31, 2012 and December 31, 2011, respectively.

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

Trademarks, trade names and patents - We acquired the rights to the Star brite® trademark and related products for the United States and Canada in conjunction with our initial public offering during March 1981 for $880,000.  The cost of these intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years through December 31, 2001.  Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (now codified in Financial Accounting Standards Board Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other"), we determined that these intangible assets have indefinite lives and therefore, we no longer recognize amortization expense.  In addition, our 50% owned joint venture, OdorStar Technology, LLC, owns patents we use in our business.  The Company amortizes these patents over their remaining life on a straight line basis.  We review the carrying values of the trademarks and patents periodically for possible impairment.  Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  All impairment charges would be recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Management uses its judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

Results of Operations:

Net sales were approximately $31,039,000 in 2012 compared to $31,681,000 in 2011, a decrease of $642,000 or 2.0%.  The sales decrease reflects a decline in sales to one of our largest customers, which engaged in an inventory reduction program in 2012.  The customers’ inventory reduction program is not expected to continue in 2013.  This sales decrease was partially offset by sales to new customers and increased sales to other established customers.  Net sales also reflected continued growth of our enzyme fuel treatment product, Star Tron®, into the retail markets to which our products are directed.

Cost of goods sold and gross profit – Cost of goods sold during 2012 decreased approximately $585,000 or 2.8%, to approximately $20,412,000 from approximately $20,997,000 in 2011.  The decrease was principally due to the decrease in sales.

Our gross profit percentage (gross profit as a percentage of net sales) increased approximately 0.5%, from 33.7% in 2011 to 34.2% in 2012.  This increase primarily was a result of improved product sales mix and a reduction of cost of goods sold.  The $57,000 decrease in gross profit reflects lower net sales, somewhat mitigated by the increase in gross profit percentage.

Advertising and promotion expense was approximately $2,418,000 in 2012, an increase of approximately $438,000 or 22.1% from approximately $1,980,000 in 2011.  As a percentage of net sales, advertising and promotion expense increased from 6.2% in 2011 to 7.8% in 2012.  The increase in advertising expenditures was designed to support the expansion of Star Tron® products into new markets, including automotive, power sports, motorcycle, small engine and outdoor power equipment markets .  We sponsored several television programs targeted to potential customers for our products and purchased print advertisements in several national magazines targeted to automotive, boating and engine maintenance and repair enthusiasts, as well as in specific industry magazines.  In addition, we increased expenditures for customer cooperative advertising allowances to promote our Star Tron® and Star brite® products in catalogs and sales promotion flyers.

Selling and administrative expenses increased by about $136,000 or 2.7%, from approximately $4,990,000 in 2011 to approximately $5,126,000 in 2012.  The increase is principally due to an increase in sales-related expenses mainly increased staffing and related expenses including travel and entertainment expenses.  As a percentage of net sales, selling and administrative expenses increased from 15.8% in 2011 to 16.5% in 2012.

Interest expense decreased approximately $52,000 to $98,000 in 2012, compared to $150,000 in 2011.  The decrease principally reflects the reduction in our short-term and long-term indebtedness during 2012.  In addition, the reduction reflects reduced financing costs resulting from the July 2011 refinancing of both our short term borrowing and long term debt at lower interest rates.

Operating income – As a result of the foregoing, operating income decreased to approximately $3,082,000 in 2012, compared to approximately $3,714,000 in 2011, a decrease of $632,000 or 17.0%.

Income taxes – We had a tax expense of approximately $1,055,000 in 2012 or 35.3% of pretax income, compared to $1,280,000 in 2011 or 35.4% of pretax income.  For additional information, see Note 7 to the consolidated financial statements.

Net Income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items described above, net income decreased approximately 17.2% or approximately $401,000 to $1,934,000 from $2,335,000 in 2011.  Net income attributable to Ocean Bio-Chem, Inc. (excluding the loss attributable to non-controlling interests) was approximately $1,962,000 in 2012, a decrease of approximately $431,000 or 18% from approximately $2,393,000 in 2011.

Liquidity and Capital Resources:

Our cash balance was approximately $1,508,000 at December 31, 2012 compared to approximately $585,000 at December 31, 2011.  At December 31, 2012 there were no borrowings under our revolving line of credit compared to $850,000 outstanding at December 31, 2011.

Cash provided by operating activities for the year ended December 31, 2012 was approximately $2,775,000 compared to about $621,000 for the year ended December 31, 2011.  The increase in cash provided from operations is primarily due to the reduction in inventories of approximately $376,000 in 2012 as compared to the increase in inventories of approximately $1,849,000 in 2011.  In 2011, management increased inventory levels of petroleum based products in anticipation of rising oil prices in early 2012.

Cash used in investing activities for the year ended December 31, 2012 was approximately $771,000 compared to $435,000 in 2011.  In 2012 we continued to upgrade and replace older less efficient equipment in our Kinpak manufacturing facility and made capital improvements to our principal executive offices.

Cash used in financing activities for the year ended December 31, 2012 was approximately $1,081,000 compared to $215,000 for the year ended December 31, 2011.  The increase in cash used in financing activities in 2012 is due to net repayments on our line of credit of $850,000 in 2012 compared to net borrowings of $850,000 in 2011.  In addition, in 2011 we paid the entire balance of approximately $472,000 on a related party note held by our Chairman, President and Chief Executive Officer, as described in Note 8 to the consolidated financial statements included in this report.  These increases were partially offset by the lower net reduction of approximately $400,000 in long-term debt in 2012 compared to the net reduction of approximately $658,000 in 2011.  We also received approximately $169,000 from the exercise of stock options in 2012 compared to approximately $65,000 in 2011.

Net trade accounts receivable aggregated approximately $2,931,000 at December 31, 2012 and $2,563,000 at December 31, 2011, an increase of 14.4%.  This increase in accounts receivable is due to increased sales in December 2012.

Inventories were approximately $9,257,000 and $9,628,000 at December 31, 2012 and 2011, respectively, representing a decrease of approximately $371,000 or 3.9% in 2012.  The higher levels of 2011 inventories compared to 2012 levels reflect management's 2011 decision to increase inventory levels of petroleum-based products in anticipation of rising oil prices.

On July 6, 2011, we, together with our subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) our revolving line of credit with Regions Bank was renewed, and (b) REFCO provided a new term loan in the amount of $2,430,000, the proceeds of which were used to pay the Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”).  The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017.  In the event our debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum.  For the year ended December 31, 2012, our debt service coverage ratio exceeded 6.0 to 1.

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense.  The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At December 31, 2012, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, we may repay and reborrow funds from time to time.  Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014.  At December 31, 2012 there were no borrowings under our revolving line of credit.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $37,600 and $62,400 at December 31, 2012 and December 31, 2011, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the year ended December 31, 2012, we recorded approximately $6,000 in foreign currency translation adjustments (increasing shareholders equity by $6,000).

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

At December 31, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Exhibit
No.

3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
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

†10.10
Ocean bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2011).

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

10.13	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*21.	List of Subsidiaries

Exhibit
No.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101
The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

* Filed herewith. † Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.
Registrant

Date: April 1, 2013	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	April 1, 2013
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	April 1, 2013
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Gregor M. Dornau	Director	April 1, 2013
Gregor M. Dornau

/s/ William W. Dudman	Director	April 1, 2013
William W. Dudman

/s/ James M. Kolisch	Director	April 1, 2013
James M. Kolisch

/s/ John B. Turner	Director	April 1, 2013
John B. Turner

/s/ Sonia B. Beard	Director	April 1, 2013
Sonia B. Beard

/s/ Diana Mazuelos Conard	Director	April 1, 2013
Diana Mazuelos Conard

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Ocean Bio-Chem, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.
Certified Public Accountants

Hollywood, Florida

April 1, 2013

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$1,508,385	$585,357
Trade accounts receivable less allowances of approximately $73,000 and $75,000, respectively	2,931,479	2,563,089
Receivables due from affiliated companies	556,051	495,130
Inventories, net	9,256,589	9,627,798
Prepaid expenses and other current assets	530,305	424,168
Deferred tax asset	56,221	65,797
Total Current Assets	14,839,030	13,761,339

Property, plant and equipment, net	5,327,909	5,213,333

Other Assets:
Trademarks, trade names and patents, net	819,194	870,642
Other assets	24,350	33,442

Total Other Assets	843,544	904,084
Total Assets	$21,010,483	$19,878,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,431,457	$1,162,143
Revolving line of credit	-	850,000
Current portion of long-term debt	407,095	400,430
Income taxes payable	65,944	353,608
Accrued expenses payable	913,129	889,444
Total Current Liabilities	2,817,625	3,655,625

Deferred tax liability	230,478	250,191
Long-term debt, less current portion	1,532,286	1,939,362
Total Liabilities	4,580,389	5,845,178

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,749,888 and 8,458,389 shares issued , respectively	87,499	84,584
Additional paid in capital	8,617,081	8,163,864
Less cost of common stock in treasury, 351,503 shares	(288,013)	(288,013)
Foreign currency translation adjustment	(261,807)	(268,084)
Retained earnings	8,021,136	6,058,848
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	16,175,896	13,751,199

Noncontrolling interest	254,198	282,379

Total Shareholders' Equity	16,430,094	14,033,578
Total Liabilities and Shareholders' Equity	$21,010,483	$19,878,756

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Gross sales	$33,061,823	$33,648,366
Less: discounts, returns, and allowances	2,022,929	1,967,303

Net sales	31,038,894	31,681,063

Cost of goods sold	20,412,022	20,996,824

Gross profit	10,626,872	10,684,239

Operating Expenses:
Advertising and promotion	2,417,745	1,979,800
Selling and administrative	5,126,467	4,989,846
Total operating expenses	7,544,212	6,969,646

Operating income	3,082,660	3,714,593

Other income (expense)
Interest (expense)	(97,964)	(150,142)
Other income	4,489	50,499

Income before income taxes	2,989,185	3,614,950

Provision for income taxes	1,055,078	1,279,892

Net income	1,934,107	2,335,058

Loss attributable to noncontrolling interests	28,181	57,579
Net income attributable to Ocean Bio-Chem, Inc.	$1,962,288	$2,392,637

Income per common share – basic	$0.24	$0.30

Income per common share – diluted	$0.23	$0.28

Weighted average shares – basic	8,229,720	7,953,329
Weighted average shares – diluted	8,556,107	8,395,347

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net Income	$1,934,107	$2,335,058

Foreign currency translation adjustment	6,277	3,855

Comprehensive income	1,940,384	2,338,913

Comprehensive loss attributable to noncontrolling interests	28,181	57,579

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$1,968,565	$2,396,492

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

				Foreign
	Common		Additional	Currency			Non
	Stock		Paid In	Translation	Retained	Treasury	Controlling
	Shares	Amount	Capital	Adjustment	Earnings	Stock	Interest	Total

January 1, 2011	8,205,116	$82,051	$7,689,183	$(271,939)	$3,666,211	$(288,013)	$303,116	$11,180,609

Net Income (loss)					2,392,637		(57,579)	2,335,058

Contribution from noncontrolling partner							36,842	36,842

Options exercised	114,273	1,143	63,982					65,125

Stock based compensation -
Grants	139,000	1,390	331,793					333,183

Stock based compensation - options			78,906					78,906

Foreign currency translation adjustment				3,855				3,855

December 31, 2011	8,458,389	$84,584	$8,163,864	$(268,084)	$6,058,848	$(288,013)	$282,379	14,033,578

Net Income (loss)					1,962,288		(28,181)	1,934,107

Options exercised	174,499	1,745	167,751					169,496

Stock based compensation -
grants	117,000	1,170	229,905					231,075

Stock based compensation - options			55,561					55,561

Foreign currency
translation adjustment				6,277				6,277

December 31, 2012	8,749,888	$87,499	$8,617,081	$(261,807)	$8,021,136	$(288,013)	$254,198	$16,430,094

The accompanying notes are an integral part of these consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:

Net income	$1,934,107	$2,335,058
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	701,569	754,854
Deferred income taxes	(10,137)	231,040
Stock based compensation	276,993	395,100
Other operating noncash items	15,457	(17,989)

Changes in assets and liabilities:
Trade accounts receivable	(366,645)	(307,365)
Inventories	375,918	(1,849,295)
Other assets	9,092	41,594
Prepaid expenses and other current assets	(106,137)	(134,238)
Receivables due from affiliated companies	(60,921)	(282,394)
Accounts payable and other accrued expenses	5,335	(545,402)
Net cash provided by operating activities	2,774,631	620,963

Cash flows from investing activities:
Purchases of property, plant and equipment	(770,737)	(472,005)
Contributions from (to) joint venture from non-controlling partner	-	36,842
Net cash used in investing activities	(770,737)	(435,163)
Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	(850,000)	850,000
Repayments of notes payable related party	-	(471,950)
Proceeds from long-term debt	-	2,430,000
Payments on long-term debt	(400,411)	(3,088,320)
Proceeds from exercise of stock options	169,496	65,125
Net cash used in financing activities	(1,080,915)	(215,145)
Effect of exchange rate on cash	49	(342)
Net increase (decrease) in cash	923,028	(29,687)
Cash at beginning of period	585,357	615,044
Cash at end of period	$1,508,385	$585,357
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$100,995	$163,716
Cash paid for income taxes during period	$1,352,879	$1,335,141

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2012 and 2011 are net of allowances for doubtful accounts aggregating approximately $73,000 and $75,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and other historical information. For the years ended December 31, 2012 and 2011 the Company had no net bad debt expense.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,165,000 and $1,174,000 for the years ended December 31, 2012 and 2011, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and catalog costs. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $2,418,000 and $1,980,000 in 2012 and 2011, respectively. The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months. At December 31, 2012 and 2011, the carrying value of capitalized catalog costs was not material.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $76,000 and $58,000 of research and development costs for the years ended December 31, 2012 and 2011 respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, we recognize an expense for the fair value of our outstanding stock options and grants as they vest, whether held by employees or others.

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

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s five largest unaffiliated customers represented approximately 49% and 51% of consolidated net revenues for the years ended December 31, 2012 and 2011, and 23% and 40% of consolidated accounts receivable at December 31, 2012 and 2011, respectively. The Company has a longstanding relationship with each of these entities and previously has collected all open receivable balances from these entities. The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 11).

Concentration of cash – At various times during the year and at December 31, 2012, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – ASC Topic 820, “Fair Value Measurements and Disclosures” defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value. This hierarchy prioritizes the inputs into the following three levels:

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

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Income taxes – The Company records income taxes under the asset and liability method. The Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

We record a valuation allowance when necessary to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions. We establish and adjust reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate. The provision for income taxes includes the effects of any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties.

The Company has been audited by the Internal Revenue Service through the year ended December 31, 2009.

Trademarks, trade names and patents – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade mark and trade name initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.  The Company evaluates intangible assets for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  In addition, the Company’s 50% owned joint venture, OdorStar Technology, LLC, owns patents for a delivery system that enables the precise control of release rates of chlorine dioxide (ClO2) products to safely help prevent and eliminate odors caused by mold, mildew and other sources of unpleasant odors.  The Company amortizes these patents over their remaining life on a straight line basis.  The company amortized approximately $51,000 and $77,000 for the years ended December 31, 2012 and 2011 respectively.

 Foreign currency adjustments – Translation adjustments result from translating the Company’s Canadian subsidiary’s financial statements into U.S. dollars.  The Company’s Canadian subsidiary’s functional currency is the Canadian dollar.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expenses are translated at average exchange rates during the year.  Resulting translation adjustments are included in Shareholders’ Equity and as a component of comprehensive income.

Earnings per share – The Company computes earnings per share in accordance with the provisions of ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.  See Note 12 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2012 and 2011 are as follows:

	2012	2011
Raw materials	$4,055,812	$4,431,651
Finished goods	5,472,771	5,472,850
Inventories, gross	9,528,583	9,904,501

Inventory reserves	(271,994)	(276,703)

Inventories, net	$9,256,589	$9,627,798

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $487,000 and $570,000 at December 31, 2012 and 2011, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	Estimated
	Useful Life	2012	2011

Land		$278,325	$278,325
Building and Improvements	30 years	4,489,377	4,445,924
Manufacturing and warehouse equipment	6-20 years	7,982,669	7,632,398
Office equipment and furniture	3-5 years	738,584	668,046
Construction in process		249,027	32,788
Leasehold improvements	10-15 years	122,644	122,644
Property, plant and equipment, gross		13,860,626	13,180,125

Less accumulated depreciation		8,532,717	7,966,792

Property, plant and equipment, net		$5,327,909	$5,213,333

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to approximately $650,000 and $678,000, respectively.

Note 4 – Revolving Line of Credit:

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 6 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.   The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At December 31, 2012, the Company was in compliance with these covenants.  The Company’s principal obligations under the revolving line of credit were $0 and $850,000 at December 31, 2012 and December 31, 2011, respectively.

Note 5 – Accrued expenses payable

Accrued expenses payable at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Accrued customer promotions	$431,015	$485,730
Accrued payroll, commissions, and benefits	188,645	169,103
Other	293,469	234,611

Total accrued expenses payable	$913,129	$889,444

Note 6 – Long-term debt:

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date the term loan matures.  The proceeds of the term loan were used to pay the Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”).  The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At December 31, 2012 approximately $1,902,000 was outstanding under the term loan.

At December 31, 2012 and December 31, 2011, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $37,552 and $62,400 at December 31, 2012 and December 31, 2011, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long-term debt at December 31, 2012 and 2011:

	Current Portion		Long-term Portion
	2012	2011	2012	2011

Term loan	$389,075	$375,562	$1,512,754	$1,901,830
Capitalized equipment leases	18,020	24,868	19,532	37,532

Total long-term debt	$407,095	$400,430	$1,532,286	$1,939,362

Required principal payments under these obligations are set forth below:

Year ending December 31,
2013	$407,095
2014	414,525
2015	425,657
2016	432,601
2017	259,503
Total	$1,939,381

Note 7 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2012	2011
Federal – current	$1,011,543	$1,036,816
Federal – deferred	9,842	204,041
State – current	33,398	12,036
State – deferred	295	26,999
Total provision for income taxes	$1,055,078	$1,279,892

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2012	%	2011	%
Income Tax computed at statutory rate	$1,016,323	34%	$1,229,083	34%
State tax, net of federal benefit	21,637.7%		23,793.5%
Loss attributable to noncontrolling interest	9,581.3%		19,577.5%
Share based compensation	66,600	2%	112,862	3%
Temporary adjustments	15,388.5%		184,205	5%
Other, permanent adjustments	(86,666)	-2.9%	(105,805)	-3%
Tax credits and prior year tax adj.	12,215.4%		(183,823)	-5%

Provision for income taxes	$1,055,078	35%	$1,279,892	35%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31, 2012 and 2011:

	2012	2011
Deferred taxes – current
Reserves for bad debts, inventories, and other accruals	$120,740	$123,000
Depreciation of property and equipment	(64,519)	(57,203)
Total deferred tax asset current	$56,221	$65,797

Deferred taxes - non-current
Depreciation of property and equipment	(230,478)	(250,191)
Total deferred tax liability non-current	$(230,478)	$(250,191)

Note 8 – Related party transactions:

During 2012, as in previous years, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $1,487,000 and $1,764,000 during the years ended December 31, 2012 and 2011, respectively, and administrative fees aggregated approximately $335,000 and $332,000 during the years ended December 31, 2012 and 2011, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $556,000 and $495,000 at December 31, 2012 and 2011, respectively. Transactions with the affiliated companies were made in the ordinary course of business While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins it realizes with respect to sales to its larger domestic customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development.  The Company paid the entity $42,000 for each of the years ended December 31, 2012 and 2011, respectively, under this arrangement.

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

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During each of the years ended December 31, 2012 and 2011, the Company paid in aggregate of approximately $600,000 in insurance premiums on policies obtained through the entity.

Note 9 – Commitments

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into the lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease during each of the years ended December 31, 2012 and 2011 was approximately $96,000.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $7,800 annually.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,
2013	$103,864
2014	97,985
2015	99,945
2016	101,944
2017	103,983
Thereafter	34,889
Total	$542,610

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

The Plan authorizes 750,000 shares of the Company’s common stock for issuance, subject to antidilution adjustments upon the occurrence of certain events affecting the common stock.  On May 9, 2012, the Company issued stock awards under the Plan to officers, key employees and a consultant totaling 117,000 shares of common stock in the aggregate. On June 3, 2011, the Company issued stock awards under the Plan to officers, key employees and a consultant totaling 139,000 shares of common stock in the aggregate. At December 31, 2012, 494,000 shares remained available for future issuance under the Plan.  Compensation expense related to the stock awards was approximately $223,000 and $321,000 for the years ended December 31, 2012 and 2011, respectively.

During 2012, stock options to purchase an aggregate of 302,800 shares were exercised and stock options to purchase an aggregate of 11,500 shares expired. Following the cancellation of an aggregate of 128,301 shares in connection with a net exercise feature of the stock options, the Company issued an aggregate of 174,499 shares.

The following tables provide information at December 31, 2012 and 2011 regarding outstanding options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans.  As used in the table below, “2002 ISO” refers to the Company’s 2002 Incentive Stock Option Plan, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

December 31, 2012						Weighted
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	1.2
2008 ISO	8/25/08	141,400	107,680	0.97	8/21/13	.7
2002 NQ	6/20/03	30,000	30,000	1.03	6/19/13	.5
2002 NQ	5/25/04	30,000	30,000	1.46	5/24/14	1.4
2002 NQ	4/3/06	40,000	40,000	1.08	4/2/16	3.3
2002 NQ	12/17/07	50,000	50,000	1.32	12/16/17	5.0
2008 NQ	1/11/09	50,000	50,000	0.69	1/10/19	6.1
2008 NQ	4/26/10	25,000	25,000	2.07	4/25/20	7.4
		481,400	447,680	$0 .98		2.4

December 31, 2011						Weighted
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	2.3
2007 ISO	5/17/07	136,500	106,000	1.66	5/16/12	.4
2007 ISO	10/8/07	2,500	2,000	1.87	10/07/12	.8
2007 ISO	12/17/07	142,600	111,300	1.32	12/16/12	1.0
2008 ISO	8/25/08	144,100	81,500	0.97	8/21/13	1.7
2002 NQ	10/22/02	30,000	30,000	1.26	10/21/12	.8
2002 NQ	6/20/03	30,000	30,000	1.03	6/19/13	1.5
2002 NQ	5/25/04	30,000	30,000	1.46	5/24/14	2.4
2002 NQ	4/3/06	40,000	40,000	1.08	4/2/16	4.3
2002 NQ	12/17/07	50,000	50,000	1.32	12/16/17	6.0
2008 NQ	1/11/09	50,000	50,000	0.69	1/10/19	7.1
2008 NQ	4/26/10	25,000	25,000	2.07	4/25/20	8.4
		795,700	670,800	$1.17		2.4

The following table shows the number of options outstanding under each stock option plan at December 31, 2012:

Plan	Options Outstanding
Non Plan	115,000
2008 ISO	141,400
2002 NQ	150,000
2008 NQ	75,000
Totals	481,400

The following table provides information relating to stock option transactions during the years ended December 31, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	680,700	$1.27	854,200	$1.24
Options exercised	(302,800)	1.46	(158,500)	1.05
Options forfeited or expired	(11,500)	1.51	(15,000)	1.66
Options outstanding end of the year	366,400	1.11	680,700	1.27
Non plan options	115,000	0.55	115,000	0.55
Totals	481,400	$0.98	795,700	$1.17

Stock options may be awarded as part of compensation to executives, employees, directors and others, pursuant to the terms of the Company’s Omnibus Equity Compensation Plan, but no options were awarded under the plan in 2012 or 2011.  Grants of stock options or other equity awards are made at the discretion of the Equity Grant Committee of the Board of Directors.  Options previously were granted under the Company’s other stock option plans.  Qualified options previously granted typically have a five-year term with vesting in equal 20% increments on each anniversary of the date of grant.  Non-qualified options previously granted to outside directors have a 10-year term and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  Compensation cost recognized during the year ended December 31, 2012 and 2011 attributable to stock options amounted to approximately $54,000 and $74,000, respectively.

At December 31, 2012 and 2011, there was approximately $12,000 and $68,000 of unrecognized compensation cost related to unvested share based compensation arrangements, which will be charged against operations as the options vest through the year ending December 31, 2013.

Note 11 – Major customers:

The Company has two major customers, with sales in excess of 10% of consolidated net revenues for each of the years ended December 31, 2012 and 2011.  Sales to these customers represented approximately 37% and 40% of consolidated net revenues for 2012 and 2011, respectively.

The Company’s top five unaffiliated customers represented approximately 49% and 51%, of consolidated net revenues for the years ended December 31, 2012 and 2011, respectively, and 23% and 40% of consolidated trade accounts receivables at   December 31, 2012 and 2011, respectively.  While the Company enjoys good relations with these customers, the loss of any of these customers could have an adverse impact on the Company’s operations.

Note 12 – Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to Ocean-Bio Chem, Inc. by the weighted average number of shares outstanding during the reported period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Year Ended December 31 ,
	2012	2011
Earnings per common share –Basic

Net income attributable to OBCI	$1,962,288	$2,392,637

Weighted average number of common shares outstanding	8,229,720	7,953,329

Earnings per common share – Basic	$0.24	$0.30

Earnings per common share – Diluted

Net income attributable to OBCI	$1,962,288	$2,392,637

Weighted average number of common shares outstanding	8,229,720	7,953,329

Effect of employee stock-based awards	326,387	442,018

Weighted average number of common shares outstanding - assuming dilution	8,556,107	8,395,347

Earnings per common share - Diluted	$0.23	$0.28

The Company had no stock options outstanding at December 31, 2012 and 2011, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 13 – Shareholders’ equity:

On June 8, 2012, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, $.01 par value, from 10,000,000 shares to 12,000,000 shares and enable the Company to issue shares for such consideration as is permitted under the Florida Business Corporation Act.

During the years ended December 31, 2012 and 2011, the Company granted stock awards of 117,000 and 139,000 shares of common stock, respectively, to certain executives, key employees and a consultant.  Compensation expense recorded in connection with the stock awards for the years ended December 31, 2012 and 2011 aggregated approximately $223,000 and $321,000, respectively.

During 2012, certain employees of the Company and a consultant were issued 174,499 shares of the Company’s common stock as a result of exercising stock options.  The total cash received by the Company from the stock option exercises was approximately $169,500 and is reflected as paid in capital on the consolidated balance sheet.

During 2011, certain employees of the Company and a consultant were issued 114,273 shares of the Company’s common stock as a result of exercising stock options.  The total cash received by the Company from the stock option exercises was approximately $65,100 and is reflected as paid in capital on the consolidated balance sheet.

Note -14 – Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the year ended December 31, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

EXHIBIT INDEX

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
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

10.6
Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.7
Ocean Bio-Chem, Inc. 2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.8
Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.9
Ocean Bio-Chem, Inc. Form of Stock Option granted to Peter G. Dornau (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).

10.10
Ocean bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 2, 2011).

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

10.13	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*21.	List of Subsidiaries

Exhibit No.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101
The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.