Form 10-Q
period 2013-03-31
OCEAN BIO CHEM INC
filed 2013-05-15
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 15, 2013, 8,525,626 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page

PART I	Financial Information:

	Item 1. Financial Statements

	Condensed consolidated balance sheets at March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2013 and 2012	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2013 and 2012	5

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2013 and 2012	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4. Controls and Procedures	16

PART II	Other Information:

	Item 1A. Risk Factors	16

	Item 6. Exhibits	17

	Signatures	18

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$534,418	$1,508,385
Trade accounts receivable less allowances of approximately $71,000 and $73,000, respectively	3,205,523	2,931,479
Receivables due from affiliated companies	618,275	556,051
Inventories, net	10,087,206	9,256,589
Prepaid expenses and other current assets	681,354	530,305
Deferred tax asset	91,496	56,221
Total Current Assets	15,218,272	14,839,030

Property, plant and equipment, net	5,273,714	5,327,909

Other Assets:
Trademarks, trade names and patents, net	806,332	819,194
Other assets	23,108	24,350
Total Other Assets	829,440	843,544
Total Assets	$21,321,426	$21,010,483

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,556,373	$1,431,457
Current portion of long term debt	409,964	407,095
Income taxes payable	153,731	65,944
Accrued expenses payable	731,630	913,129
Total Current Liabilities	2,851,698	2,817,625

Deferred tax liability	280,022	230,478
Long term debt, less current portion	1,428,659	1,532,286
Total Liabilities	4,560,379	4,580,389

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,749,888 shares issued	87,499	87,499
Additional paid in capital	8,621,815	8,617,081
Less cost of common stock in treasury, 351,503 shares	(288,013)	(288,013)
Accumulated other comprehensive loss	(263,957)	(261,807)
Retained earnings	8,370,188	8,021,136
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	16,527,532	16,175,896

Noncontrolling interest	233,515	254,198

Total Shareholders' Equity	16,761,047	16,430,094
Total Liabilities and Shareholders' Equity	$21,321,426	$21,010,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Gross sales	$6,651,028	$6,301,349
Less: discounts, returns, and allowances	338,725	296,634

Net sales	6,312,303	6,004,715

Cost of goods sold	4,071,044	3,862,869

Gross profit	2,241,259	2,141,846

Operating Expenses:
Advertising and promotion	566,811	465,597
Selling and administrative	1,149,522	1,055,593
Total operating expenses	1,716,333	1,521,190

Operating income	524,926	620,656

Other income (expense)
Interest (expense)	(17,401)	(27,675)
Other income	-	1,056

Income before income taxes	507,525	594,037

Provision for income taxes	179,156	240,585

Net income	328,369	353,452

Loss attributable to noncontrolling interests	20,683	10,893
Net income attributable to Ocean Bio-Chem, Inc.	$349,052	$364,345

Earnings per common share – basic	$0.04	$0.04

Earnings per common share – diluted	$0.04	$0.04

Weighted average shares - basic	8,398,385	8,106,886
Weighted average shares - diluted	8,682,108	8,466,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Net Income	$328,369	$353,452

Other comprehensive (loss) income:

Foreign currency translation adjustment	(2,150)	3,871

Comprehensive income	326,219	357,323

Comprehensive loss attributable to noncontrolling interests	20,683	10,893

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$346,902	$368,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:

Net income	$328,369	$353,452
Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	186,497	172,088
Deferred income taxes	14,269	(2,715)
Stock based compensation	4,586	18,923
Other operating non-cash items	11,510	28,704

Changes in assets and liabilities:

Trade accounts receivable	(272,555)	(491,457)
Inventories	(843,617)	(324,556)
Other assets	1,242	4,967
Prepaid expenses and other current assets	(151,049)	(22,483)
Receivables due from affiliated companies	(62,224)	148,973
Accounts payable and other accrued expenses	31,204	(296,165)

Net cash used in operating activities	(751,768)	(410,269)

Cash flows from investing activities:
Purchases of property, plant and equipment	(119,440)	(90,242)

Net cash used in investing activities	(119,440)	(90,242)

Cash flows from financing activities:
Net borrowings under revolving line of credit	-	700,000
Payments on long-term debt	(100,758)	(100,163)

Net cash (used in) provided by financing activities	(100,758)	599,837

Effect of exchange rates on cash	(2,001)	224

Net (decrease) increase in cash	(973,967)	99,550

Cash at beginning of period	1,508,385	585,357
Cash at end of period	$534,418	$684,907

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$17,674	$27,209
Cash paid for income taxes during period	$77,100	$386,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the three months ended March 31, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Raw materials	$4,147,214	$4,055,812
Finished goods	6,224,986	5,472,771
Inventories, gross	10,372,200	9,528,583

Inventory reserves	(284,994)	(271,994)

Inventories, net	$10,087,206	$9,256,589

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $518,000 and $487,000 at March 31, 2013 and December 31, 2012, respectively.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	Estimate Useful Life	March 31, 2013	December 31, 2012

Land		$278,325	$278,325
Building and improvements	30 years	4,492,197	4,489,377
Manufacturing and warehouse equipment	6-20 years	8,069,841	7,982,669
Office equipment and furniture	3-5 years	759,004	738,584
Construction in process		20,422	249,027
Leasehold improvements	10-15 years	328,015	122,644
Automobile	3 years	32,263	-
Property, plant and equipment, gross		13,980,067	13,860,626

Less accumulated depreciation		(8,706,353)	(8,532,717)

Property, plant and equipment, net		$5,273,714	$5,327,909

5.	NONCONTROLLING INTEREST

On May 10, 2010, the Company and BBL Distributors, LLC formed OdorStar. OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include approximately $502,000 and $496,000 in assets and $23,000 and $7,000 in liabilities from OdorStar at March 31, 2013 and December 31, 2012, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $41,000 and $22,000 during the three months ended March 31, 2013 and 2012, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At March 31, 2013, the Company was in compliance with these covenants. At March 31, 2013 and December 31, 2012, we had no borrowings under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At March 31, 2013, approximately $1,806,000 was outstanding under the term loan.

At March 31, 2013 and December 31, 2012, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $32,777 and $37,552 at March 31, 2013 and December 31, 2012, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at March 31, 2013 and December 31, 2012:

	Current Portion		Long Term Portion
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Term loan	$392,528	$389,075	$1,413,318	$1,512,754
Capitalized equipment leases	17,436	18,020	15,341	19,532

Total long term debt	$409,964	$407,095	$1,428,659	$1,532,286

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2014	$409,964
2015	416,240
2016	427,036
2017	436,441
2018	148,942
Total	$1,838,623

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $471,000 and $227,000 during the three months ended March 31, 2013 and 2012, respectively.  Administrative fees aggregated approximately $102,000 and $60,000 during the three months ended March 31, 2013 and 2012, respectively,  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $618,000 and $556,000 at March 31, 2013 and December 31, 2012, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development, marketing and advertising.  The Company paid the entity approximately $10,500 for each of the three month periods ended March 31, 2013 and 2012, under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2013 and 2012, the Company paid an aggregate of approximately $183,000 and $149,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 1, 2008, the Company renewed the lease for a term of ten years. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 for each of the three month periods ended March 31, 2013 and 2012.

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

	Three Months Ended March 31,
	2013	2012
Earnings per common share -Basic

Net income attributable to OBCI	$349,052	$364,345

Weighted average number of common shares outstanding	8,398,385	8,106,886

Earnings per common share - Basic	$0.04	$0.04

Earnings per common share – Diluted

Net income attributable to OBCI	$349,052	$364,345

Weighted average number of common shares outstanding	8,398,385	8,106,886

Dilutive effect of employee stock options	283,723	359,134

Weighted average number of common shares outstanding - assuming dilution	8,682,108	8,466,020

Earnings per common share - Diluted	$0.04	$0.04

The Company had no stock options outstanding during the three months ended March 31, 2013 and 2012, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense attributable to stock options was approximately $5,000 and $19,000 for the three months ended March 31, 2013 and 2012, respectively. There were no stock awards issued during the three months ended March 31, 2013 and 2012.

At March 31, 2013, there was approximately $7,000 of unrecognized compensation expense related to stock options awarded to employees.  This cost will be charged as compensation expense during the second and third quarter of 2013, as the stock options vest.

The following table provides information at March 31, 2013 regarding outstanding stock options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	1.0
2008 ISO	8/25/08	141,400	107,680	0.97	8/24/13	0.4
2002NQ	6/20/03	30,000	30,000	1.03	6/19/13	0.2
2002NQ	5/25/04	30,000	30,000	1.46	5/24/14	1.2
2002NQ	4/03/06	40,000	40,000	1.08	4/02/16	3.1
2002NQ	12/17/07	50,000	50,000	1.32	12/16/17	4.8
2008NQ	1/11/09	50,000	50,000	0.69	1/10/19	5.9
2008NQ	4/26/10	25,000	25,000	2.07	4/25/20	7.2

		481,400	447,680	$0.98		2.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation,  our ability to provide required capital to support inventory levels, the effect of price increases in petroleum-based or chemical-based raw materials on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer demand for marine, recreational vehicle and automotive products, advertising and promotional efforts, exposure to market risks relating to changes in interest rates and foreign exchange rates, and other factors.

Overview:

We are principally engaged in manufacturing, marketing and distributing a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, StarTron® and other trademarks within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding the Company's critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales were approximately $6,312,000 for the three months ended March 31, 2013 compared to approximately $6,005,000 during the corresponding period in 2012, an increase of $307,000 or 5.1%.  The increase in sales principally results from the commencement of sales to a new automotive chain store customer, as well as increased sales of StarTron® products to winter power sport distributors and increased sales to affiliated companies (see Note 8 to the condensed consolidated financial statements included in this report).  These increases were partially offset by lower sales in our marine markets due to the continued unseasonably cold weather in most parts of the United States.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $208,000 or 5.4% to approximately $4,071,000 during the three months ended March 31, 2013, from approximately $3,863,000 during the same period in 2012.  The increase in cost of goods sold reflects the increase in net sales.  As a percentage of net sales, gross profit was approximately 35.5% and 35.7% during the three months ended March 31, 2013 and 2012, respectively.

Gross profit increased by approximately $99,000 for the three months ended March 31, 2013, as compared to the same period in 2012, as the result of the factors described above.

Advertising and promotion expenses increased to approximately $567,000 for the three months ended March 31, 2013 from $466,000 during the corresponding period in 2012, an increase of approximately $101,000 or 21.7%.  As a percentage of net sales, advertising and promotion expense was approximately 9.0% in the first quarter of 2013 compared to approximately 7.8% in the first quarter of 2012.   We continue to increase advertising expenditures to increase consumer awareness of StarTron® and Star brite® products.  We sponsored several television programs and ran print advertisements in several national magazines targeted to automotive, boating and engine maintenance and repair enthusiasts, as well as in specific industry magazines.

Selling and administrative expenses increased by approximately $94,000 or 8.9%, from approximately $1,056,000 during the three months ended March 31, 2012 to approximately $1,150,000 during the same period in 2013.   The increase in expenses was attributable to the Company’s selling activities, including sales commissions, consumer rebates and travel and entertainment expenses.  As a percentage of net sales, selling and administrative expenses increased to 18.2% during the first quarter of 2013 as compared to 17.6% in the first quarter of 2012.

Interest expense decreased by approximately $10,000 to approximately $17,000 during the three months ended March 31, 2013, compared to approximately $27,000 during the three months ended March 31, 2012. The decrease reflects the lower average borrowings, as we had no borrowings under our revolving line of credit during the first quarter of 2013 compared to average outstanding borrowings of approximately $1,300,000 during the first quarter of 2012.  In addition, we continue to reduce the outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $525,000 in the first quarter of 2013 compared to approximately $621,000 in the 2012 period, a decrease of $96,000 or 15.5%.

Income taxes - Our income tax expense in the first quarter of 2013 was approximately $179,000, or 35.3% of pretax income, compared to approximately $241,000, or 40.5% of pretax income, during the corresponding period in 2012.  The lower first quarter 2013 income tax rate is consistent with our effective tax rate for the year ended December 31, 2012.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the items mentioned above, net income for the first quarter of 2013 decreased by approximately $25,000, or 7.1%, to $328,000 from approximately $353,000 in the first quarter of 2012.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $15,000, or 4.1%, to approximately $349,000 in the first quarter 2013, from approximately $364,000 in 2012.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $21,000 and $11,000, incurred during the three months ended March 31, 2013 and 2012, respectively, which are attributable to the interest of the other participant in the OdorStar joint venture.

Liquidity and capital resources:

Our cash balance was approximately $534,000 at March 31, 2013 compared to approximately $1,508,000 at December 31, 2012. At March 31, 2013 and December 31, 2012, we had no borrowings under our revolving line of credit.

Net cash used in operating activities during the three months ended March 31, 2013 was approximately $752,000 compared to net cash used in operating activities of approximately $410,000 for the three months ended March 31, 2012.  The decrease is primarily due to $316,000 in unfavorable year-over-year changes in working capital items, principally reflecting an $844,000 increase in inventory, which was approximately $519,000 greater than the inventory increase in the first quarter of 2012.

Net cash used in investing activities was approximately $119,000 for the three months ended March 31, 2013 compared to approximately $90,000 for the three months ended March 31, 2012.  In both periods the cash was used for purchases of property, plant, and equipment.  We continue to invest in our manufacturing facilities as we deem appropriate.

Net cash used in financing activities was approximately $101,000 for the three months ended March 31, 2013 compared to net cash provided of approximately $600,000 during the three months ended March 31, 2012.  During the three months ended March 31, 2013, we did not have any borrowings under our revolving line of credit.  During the three months ended March 31, 2012, we had net borrowings of $700,000 under the revolving line of credit.

On July 6, 2011, we, together with our subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) our revolving line of credit with Regions Bank was renewed, and (b)REFCO provided a new term loan in the amount of $2,430,000, the proceeds of which were used to pay the Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”). The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio falls below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. For the quarter ended March 31, 2013, our debt service coverage ratio exceeded 6.0 to 1.

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense. The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00,tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2013, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, we may repay and reborrow funds from time to time. Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014. At March 31, 2013 there were no borrowings under our revolving line of credit.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $32,800 and $37,600 at March 31, 2013 and December 31, 2012, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the quarter ended March 31, 2013, we recorded approximately $2,000 in foreign currency translation adjustments (decreasing shareholders equity by $2,000).

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

At March 31, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes  to Condensed Consolidated Financial Statements. .

_______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2013	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)