Form 10-Q
period 2013-06-30
OCEAN BIO CHEM INC
filed 2013-08-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 14, 2013, 8,553,117 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2013 and 2012	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2013 and 2012	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2013 and 2012	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4. Controls and Procedures	17

PART II	Other Information:

	Item 1A. Risk Factors	17

	Item 6. Exhibits	18

	Signatures	19

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,005,513	$1,508,385
Trade accounts receivable less allowances of approximately $76,000 and $73,000, respectively	3,867,868	2,931,479
Receivables due from affiliated companies	424,181	556,051
Inventories, net	9,689,948	9,256,589
Prepaid expenses and other current assets	576,570	530,305
Deferred tax asset	112,799	56,221
Total Current Assets	15,676,879	14,839,030

Property, plant and equipment, net	5,304,787	5,327,909

Other Assets:
Trademarks, trade names and patents, net	793,470	819,194
Other assets	21,866	24,350
Total Other Assets	815,336	843,544
Total Assets	$21,797,002	$21,010,483

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,590,640	$1,431,457
Current portion of long term debt	411,391	407,095
Income taxes payable	3,793	65,944
Accrued expenses payable	916,242	913,129
Total Current Liabilities	2,922,066	2,817,625

Deferred tax liability	305,257	230,478
Long term debt, less current portion	1,325,502	1,532,286
Total Liabilities	4,552,825	4,580,389

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,749,888 shares issued	87,499	87,499
Additional paid in capital	8,818,041	8,617,081
Less cost of common stock in treasury, 196,771 and 351,503 shares, respectively	(160,066)	(288,013)
Accumulated other comprehensive loss	(268,420)	(261,807)
Retained earnings	8,542,804	8,021,136
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	17,019,858	16,175,896

Noncontrolling interest	224,319	254,198

Total Shareholders' Equity	17,244,177	16,430,094
Total Liabilities and Shareholders' Equity	$21,797,002	$21,010,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Gross sales	$8,529,350	$8,394,554	$15,180,378	$14,695,903
Less: discounts, returns, and allowances	351,638	512,889	690,363	809,523

Net sales	8,177,712	7,881,665	14,490,015	13,886,380

Cost of goods sold	5,205,556	5,016,900	9,276,600	8,879,769

Gross profit	2,972,156	2,864,765	5,213,415	5,006,611

Operating Expenses:
Advertising and promotion	820,012	641,318	1,386,823	1,106,915
Selling and administrative	1,878,507	1,603,788	3,028,029	2,659,381
Total operating expenses	2,698,519	2,245,106	4,414,852	3,766,296

Operating income	273,637	619,659	798,563	1,240,315

Other income (expense)
Interest expense	(18,223)	(25,773)	(35,624)	(53,448)
Other income	-	1,766	-	2,822

Income before income taxes	255,414	595,652	762,939	1,189,689

Provision for income taxes	91,994	241,239	271,150	481,824

Net income	163,420	354,413	491,789	707,865

Loss attributable to noncontrolling interests	9,196	8,546	29,879	19,439
Net income attributable to Ocean Bio-Chem, Inc.	$172,616	$362,959	$521,668	$727,304

Earnings per common share – basic	$0.02	$0.04	$0.06	$0.09

Earnings per common share – diluted	$0.02	$0.04	$0.06	$0.09

Weighted average shares - basic	8,493,559	8,204,520	8,446,235	8,155,704
Weighted average shares - diluted	8,786,020	8,525,806	8,734,205	8,495,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$163,420	$354,413	$491,789	$707,865

Other comprehensive loss:

Foreign currency translation adjustment	(4,463)	(4,353)	(6,613)	(482)

Comprehensive income	158,957	350,060	485,176	707,383

Comprehensive loss attributable to noncontrolling interests	9,196	8,546	29,879	19,439

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$168,153	$358,606	$515,055	$726,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:

Net income	$491,789	$707,865
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	376,805	345,923
Deferred income taxes	18,201	11,871
Stock based compensation	315,412	257,058
Other operating non-cash items	24,211	18,493

Changes in assets and liabilities:

Trade accounts receivable	(939,741)	(396,423)
Inventories	(442,666)	474,499
Other assets	2,484	6,609
Prepaid expenses and other current assets	(46,265)	(159,258)
Receivables due from affiliated companies	131,870	134,823
Accounts payable and other accrued expenses	100,145	(53,870)

Net cash provided by operating activities	32,245	1,347,590

Cash flows from investing activities:
Purchases of property, plant and equipment	(327,959)	(229,421)

Net cash used in investing activities	(327,959)	(229,421)

Cash flows from financing activities:
Net repayments under revolving line of credit	-	(450,000)
Payments on long-term debt	(202,488)	(200,754)
Proceeds from exercise of stock options	-	78,020

Net cash used in financing activities	(202,488)	(572,734)

Effect of exchange rates on cash	(4,670)	(2,946)

Net (decrease) increase in cash	(502,872)	542,489

Cash at beginning of period	1,508,385	585,357
Cash at end of period	$1,005,513	$1,127,846

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$35,451	$55,014
Cash paid for income taxes during period	$315,100	$832,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Raw materials	$3,751,837	$4,055,812
Finished goods	6,219,412	5,472,771
Inventories, gross	9,971,249	9,528,583

Inventory reserves	(281,301)	(271,994)

Inventories, net	$9,689,948	$9,256,589

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  In connection with the program, the Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $500,000 and $487,000 at June 30, 2013 and December 31, 2012, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	Estimate Useful Life	June 30, 2013	December 31, 2012

Land		$278,325	$278,325
Building and improvements	30 years	4,509,795	4,489,377
Manufacturing and warehouse equipment	6-20 years	8,116,633	7,982,669
Office equipment and furniture	3-5 years	789,154	738,584
Construction in process		68,303	249,027
Leasehold improvements	10-15 years	394,112	122,644
Automobile	3 years	32,263	-
Property, plant and equipment, gross		14,188,585	13,860,626

Less accumulated depreciation		(8,883,798)	(8,532,717)

Property, plant and equipment, net		$5,304,787	$5,327,909

5.	NONCONTROLLING INTEREST

On May 10, 2010, the Company and BBL Distributors, LLC formed OdorStar. OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated financial statements include approximately $490,000 and $496,000 in assets and $4,000 and $7,000 in liabilities of OdorStar at June 30, 2013 and December 31, 2012, respectively.  The Company’s condensed consolidated financial statements also include OdorStar’s operating losses of approximately $18,000 and $17,000 during the three months ended June 30, 2013 and 2012, respectively, and $59,000 and $39,000 during the six months ended June 30, 2013 and 2012, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.  The Company’s obligations under the revolving line of credit and the term loan discussed in footnote 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At June 30, 2013, the Company was in compliance with these covenants. At June 30, 2013 and December 31, 2012, the Company had no borrowings under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At June 30, 2013, approximately $1,709,000 was outstanding under the term loan.

At June 30, 2013 and December 31, 2012, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $27,882 and $37,552 at June 30, 2013 and December 31, 2012, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at June 30, 2013 and December 31, 2012:

	Current Portion		Long Term Portion
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Term loan	$396,013	$389,075	$1,312,998	$1,512,754
Capitalized equipment leases	15,378	18,020	12,504	19,532

Total long term debt	$411,391	$407,095	$1,325,502	$1,532,286

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2014	$411,391
2015	419,422
2016	428,365
2017	440,315
2018	37,400
Total	$1,736,893

8.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2013 and 2012, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $469,000 and $384,000 during the three months ended June 30, 2013 and 2012, respectively, and $940,000 and $611,000 for the six months ended June 30, 2013 and 2012, respectively.  Administrative fees aggregated approximately $134,000 and $86,000 during the three months ended June 30, 2013 and 2012, respectively, and $236,000 and $146,000 for the six months ended June 30, 2013 and 2012, respectively., The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $424,000 and $556,000 at June 30, 2013 and December 31, 2012, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development, marketing and advertising.  The Company paid the entity approximately $10,500 for each of the three month periods ended June 30, 2013 and 2012 and $21,000 for each of the six month periods ended June 30, 2013 and 2012, under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2013 and 2012, the Company paid an aggregate of approximately $150,000 and $123,000, respectively, and during the six months ended June 30, 2013 and 2012, the Company paid an aggregate of approximately of approximately $333,000 and $272,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three month periods ended June 30, 2013 and 2012, and was approximately $49,000 for each of the six month periods ended June 30, 2013 and 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per common share -Basic

Net income attributable to OBCI	$172,616	$362,959	$521,668	$727,304

Weighted average number of common shares outstanding	8,493,559	8,204,520	8,446,235	8,155,704

Earnings per common share - Basic	$0.02	$0.04	$0.06	$0.09

Earnings per common share – Diluted

Net income attributable to OBCI	$172,616	$362,959	$521,668	$727,304

Weighted average number of common shares outstanding	8,493,559	8,204,520	8,446,235	8,155,704

Effect of employee stock-based awards	292,461	321,286	287,970	339,761

Weighted average number of common shares outstanding - assuming dilution	8,786,020	8,525,806	8,734,205	8,495,465

Earnings per common share - Diluted	$0.02	$0.04	$0.06	$0.09

The Company had no stock options outstanding during the three and six months ended June 30, 2013 and 2012, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended June 30, 2013, stock options to purchase an aggregate of 55,000 shares were exercised.  Following the withholding of an aggregate of 21,268 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 33,732 shares to the option holders who exercised their options.  There were no stock option exercises during the first quarter of 2013.

On May 1, 2013, the Company issued stock awards covering 121,000 shares of common stock under its 2011 Omnibus Equity Compensation Plan. The Company recognized compensation expense based upon the average of the high and low trading price of its common stock on the issuance date.

We delivered 154,732 treasury shares in connection with the stock awards and stock option exercises described above.

Non cash stock based compensation recognized during the three and six months ended June 30, 2013 and 2012 attributable to stock awards totaled approximately $306,000 and $223,000, respectively.  Non cash stock compensation expense attributable to stock options was $4,000 and $15,000 for the three months ended June 30, 2013 and 2012, respectively, and $9,000 and $34,000 for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, there was approximately $3,000 of unrecognized compensation expense related to stock options awarded to employees.  This compensation expense will be recognized during the third quarter of 2013.

The following table provides information at June 30, 2013 regarding outstanding stock options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	0.7
2008 ISO	8/25/08	141,400	107,680	$0.97	8/24/13	0.2
2002NQ	5/25/04	30,000	30,000	$1.46	5/24/14	.9
2002NQ	4/03/06	40,000	40,000	$1.08	4/02/16	2.8
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	4.5
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	5.6
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	6.9

		426,400	392,680	$0.96		1.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our expectations regarding our full year 2013 cooperative advertising expense, our ability to provide required capital to support inventory levels, the effect of price increases in petroleum-based or chemical-based raw materials on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates and foreign exchange rates; and other factors.

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

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net sales were approximately $8,178,000 for the three months ended June 30, 2013 compared to approximately $7,882,000 during the corresponding period in 2012, an increase of $296,000 or 3.8%.  Our net sales increased primarily because our largest customer resumed its normal buying practices following completion of its inventory reduction program in our sector.  The inventory reduction program was in effect during the corresponding period in 2012.  In addition, sales of our StarTron® products to both the automotive retailers and power sport distributors increased as compared to the three months ended June 30, 2012.  These sales increases were partially offset by a decline in sales of marine products, which we believe was due to reduced recreational boating usage resulting from unfavorable weather conditions in much of the United States during most of the second quarter of 2013.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $189,000 or 3.8% to approximately $5,206,000 during the three months ended June 30, 2013, from approximately $5,017,000 during the same period in 2012.  The increase in cost of goods sold reflects the increase in net sales.

Gross profit increased by approximately $107,000 or 3.7% to approximately $2,972,000 for the three months ended June 30, 2013, from approximately $2,865,000 during the same period in 2012, as the result of the factor described above.

As a percentage of net sales, gross profit was approximately 36.3% for each of the three month periods ended June 30, 2013 and 2012.

Advertising and promotion expenses increased to approximately $820,000 for the three months ended June 30, 2013 from $641,000 during the corresponding period in 2012, an increase of approximately $179,000 or 27.9%.  As a percentage of net sales, advertising and promotion expense was approximately 10.0% in the second quarter of 2013 compared to approximately 8.1% in the second quarter of 2012.  The increase is primarily a result of increased cooperative advertising programs with our larger customers, which we believe largely reflects the timing of such programs.  We do not anticipate that our full year 2013 cooperative advertising expense will be substantially higher than expenses incurred for the full year 2012.  We also promoted several consumer rebate programs that contributed to higher advertising costs in the quarter.  Other types of advertising programs, including TV and magazine advertising, were at approximately the same levels as in the second quarter of 2012.

Selling and administrative expenses increased by approximately $275,000 or 17.1%, from approximately $1,604,000 during the three months ended June 30, 2012 to approximately $1,879,000 during the same period in 2013.   The increase was attributable to non cash stock based compensation and our selling activities, including sales commissions, consumer rebate programs, and travel and entertainment expenses.  As a percentage of net sales, selling and administrative expenses increased to 23.0% during the second quarter of 2013 as compared to 20.3% in the second quarter of 2012.

Interest expense decreased by approximately $8,000 to approximately $18,000 during the three months ended June 30, 2013, compared to approximately $26,000 during the three months ended June 30, 2012. The decrease reflects the lower average borrowings, under our revolving line of credit during the second quarter of 2013 compared to the second quarter of 2012.  In addition, we continue to reduce the outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $274,000 in the second quarter of 2013 compared to approximately $620,000 in the corresponding 2012 period, a decrease of approximately $346,000 or 55.8%.

Income taxes - Our income tax expense in the second quarter of 2013 was approximately $92,000, or 36.0% of pretax income, compared to approximately $241,000, or 40.5% of pretax income, during the corresponding period in 2012.  The lower second quarter 2013 income tax rate is consistent with our effective tax rate for the year ended December 31, 2012.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the second quarter of 2013 decreased by approximately $191,000, or 53.9%, to $163,000 from approximately $354,000 in the second quarter of 2012.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $190,000, or 52.4%, to approximately $173,000 in the second quarter 2013, from approximately $363,000 in 2012.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $9,000 and $8,000 for the three month periods ended June 30, 2013 and 2012, respectively, which are attributable to the interest of the other participant in the OdorStar Technology LLC (“OdorStar”), joint venture. See Note 5 to the condensed consolidated financial statements included in this report.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net sales were approximately $14,490,000 for the six months ended June 30, 2013 compared to approximately $13,886,000 during the corresponding period in 2012, an increase of $604,000 or 4.3%.  The increase in sales principally results from our commencement of sales to a new national automotive chain store customer, increased sales of StarTron® products, the resumption by our largest customer of normal buying practices following completion of its inventory reduction program in our sector, which was in effect during the corresponding period in 2012, and increased sales to affiliated companies (see Note 8 to the condensed consolidated financial statements included in this report).

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $397,000 or 4.5% to approximately $9,277,000 during the six months ended June 30, 2013, from approximately $8,880,000 during the same period in 2012.  The increase in cost of goods sold reflects the increase in net sales.

Gross profit increased by approximately $206,000 or 4.1% to approximately $5,213,000 for the six months ended June 30, 2013, from approximately $5,007,000 for the same period in 2012, as the result of the factors described above.

As a percentage of net sales, gross profit was approximately 36.0% and 36.1% for the six months ended June 30, 2013 and 2012, respectively.

Advertising and promotion expenses increased to approximately $1,387,000 for the six months ended June 30, 2013 from $1,107,000 during the corresponding period in 2012, an increase of approximately $280,000 or 25.3%.  As a percentage of net sales, advertising and promotion expense was approximately 9.6% during the six months ended June 30, 2013 compared to approximately 8.0% in the comparable period of 2012.   During the six months ended June 30, 2013, we increased our magazine and customer cooperative advertising, increased general marketing expenditures, and attended more trade shows as compared to the corresponding period in 2012.

Selling and administrative expenses increased by approximately $369,000 or 13.9%, from approximately $2,659,000 during the six months ended June 30, 2012 to approximately $3,028,000 during the same period in 2013.   The increase was attributable to non cash stock based compensation and the Company’s selling activities, including sales commissions, consumer rebates and travel and entertainment expenses.  As a percentage of net sales, selling and administrative expenses increased to 20.9% during the six months ended June 30, 2013 as compared to 19.2% during the six months ended June 30, 2012.

Interest expense decreased by approximately $17,000 to approximately $36,000 during the six months ended June 30, 2013, compared to approximately $53,000 during the same period in 2012. The decrease reflects the lower average borrowings, under our revolving line of credit during the six months ended June 30, 2013 compared to the same period in 2012.  In addition, we continue to reduce the outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $798,000 for the six months ended June 30, 2013 compared to approximately $1,240,000 in the corresponding 2012 period, a decrease of approximately $442,000 or 35.6%.

Income taxes - Our income tax expense for the six months ended June 30, 2013 was approximately $271,000, or 35.5% of pretax income, compared to approximately $482,000, or 40.5% of pretax income, during the corresponding period in 2012.  The lower 2013 income tax rate is consistent with our effective tax rate for the year ended December 31, 2012.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the six months ended June 30, 2013 decreased by approximately $216,000, or 30.5%, to $492,000 from approximately $708,000 in the six months ended June 30, 2012.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $205,000, or 28.3%, to approximately $522,000 for the six months ended June 30, 2013 from approximately $727,000 in 2012.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $30,000 and $19,000 for the six months ended June 30, 2013 and 2012, respectively, which are attributable to the interest of the other participant in the OdorStar, joint venture.  See Note 5 to the condensed consolidated financial statements included in this report.

Liquidity and capital resources:

Our cash balance was approximately $1,006,000 at June 30, 2013 compared to approximately $1,508,000 at December 31, 2012. At June 30, 2013 and December 31, 2012, we had no borrowings under our revolving line of credit.

Net cash provided by operating activities during the six months ended June 30, 2013 was approximately $32,000 compared to net cash provided by operating activities of approximately $1,348,000 for the six months ended June 30, 2012.  The decrease is primarily due to $1,200,000 in year-over-year increases in working capital items, principally reflecting an increase in accounts receivable of approximately $940,000 and a $443,000 increase in inventory, compared to an increase of $396,000 in accounts receivable and  a decrease in inventory of approximately $474,000 in the six months ended June 30, 2012.

Net cash used in investing activities was approximately $328,000 for the six months ended June 30, 2013 compared to approximately $229,000 for the six months ended June 30, 2012.  In both periods cash was used for purchases of property, plant, and equipment.  We continue to invest in our manufacturing facilities as we deem appropriate.

Net cash used in financing activities was approximately $202,000 for the six months ended June 30, 2013 compared to net cash used of approximately $573,000 during the six months ended June 30, 2012. During the six months ended June 30, 2013, we did not have any net borrowings or repayments under our revolving line of credit. During the six months ended June 30, 2012, we had net repayments of $450,000 under the revolving line of credit, partially offset by $78,000 in proceeds of stock option exercises during the six months ended June 30, 2012.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At June 30, 2013, our debt service coverage ratio was approximately 6.0 to 1.

The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2013, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls to 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, we may repay and reborrow funds from time to time. Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014. At June 30, 2013, there were no borrowings under our revolving line of credit.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $27,900 and $37,600 at June 30, 2013 and December 31, 2012, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the six months ended June 30, 2013, we recorded approximately $7,000 in foreign currency translation adjustments (decreasing shareholders equity by $7,000).

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

At June 30, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes  to Condensed Consolidated Financial Statements. .

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2013	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)