Form 10-Q
period 2013-09-30
OCEAN BIO CHEM INC
filed 2013-11-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 14, 2013, 8,669,947 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$679,494	$1,508,385
Trade accounts receivable less allowances of approximately $183,000 and $73,000, respectively	6,880,603	2,931,479
Receivables due from affiliated companies	442,535	556,051
Inventories, net	8,597,728	9,256,589
Prepaid expenses and other current assets	665,432	530,305
Deferred tax asset	178,127	56,221
Total Current Assets	17,443,919	14,839,030

Property, plant and equipment, net	5,266,114	5,327,909

Other Assets:
Trademarks, trade names, royalty rights, and patents, net	937,617	819,194
Other assets	20,625	24,350
Total Other Assets	958,242	843,544
Total Assets	$23,668,275	$21,010,483

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,265,776	$1,431,457
Revolving line of credit	300,000	-
Current portion of long term debt	412,786	407,095
Income taxes payable	-	65,944
Accrued expenses payable	1,164,712	913,129
Total Current Liabilities	4,143,274	2,817,625

Deferred tax liability	343,657	230,478
Long term debt, less current portion	1,222,119	1,532,286
Total Liabilities	5,709,050	4,580,389

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,749,888 shares issued	87,499	87,499
Additional paid in capital	8,805,460	8,617,081
Less cost of common stock in treasury, 79,941 and 351,503 shares, respectively	(65,029)	(288,013)
Accumulated other comprehensive loss	(264,982)	(261,807)
Retained earnings	9,164,469	8,021,136
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	17,727,417	16,175,896

Noncontrolling interest	231,808	254,198

Total Shareholders' Equity	17,959,225	16,430,094
Total Liabilities and Shareholders' Equity	$23,668,275	$21,010,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross sales	$10,878,028	$10,750,275	$26,058,406	$25,446,178
Less: discounts, returns, and allowances	437,303	488,413	1,127,666	1,297,936

Net sales	10,440,725	10,261,862	24,930,740	24,148,242

Cost of goods sold	7,258,766	6,997,495	16,535,366	15,877,264

Gross profit	3,181,959	3,264,367	8,395,374	8,270,978

Operating Expenses:
Advertising and promotion	633,015	783,523	2,019,838	1,890,438
Selling and administrative	1,552,490	1,305,613	4,580,519	3,964,994
Total operating expenses	2,185,505	2,089,136	6,600,357	5,855,432

Operating income	996,454	1,175,231	1,795,017	2,415,546

Other expense
Interest expense	(16,219)	(22,138)	(51,843)	(75,586)
Other expense	-	(3,449)	-	(627)

Income before income taxes	980,235	1,149,644	1,743,174	2,339,333

Provision for income taxes	351,081	388,755	622,231	870,579

Net income	629,154	760,889	1,120,943	1,468,754

(Gain) loss attributable to noncontrolling interests	(7,489)	9,729	22,390	29,168
Net income attributable to Ocean Bio-Chem, Inc.	$621,665	$770,618	$1,143,333	$1,497,922

Earnings per common share – basic	$0.07	$0.09	$0.13	$0.18

Earnings per common share – diluted	$0.07	$0.09	$0.13	$0.18

Weighted average shares - basic	8,605,183	8,288,613	8,499,800	8,201,376
Weighted average shares - diluted	8,839,244	8,595,506	8,770,158	8,540,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$629,154	$760,889	$1,120,943	$1,468,754

Other comprehensive income (loss):

Foreign currency translation adjustment	3,438	6,838	(3,175)	6,356

Comprehensive income	632,592	767,727	1,117,768	1,475,110

Comprehensive (gain) loss attributable to noncontrolling interests	(7,489)	9,729	22,390	29,168

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$625,103	$777,456	$1,140,158	$1,504,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:

Net income	$1,120,943	$1,468,754
Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	578,734	522,499
Deferred income taxes	(8,727)	(22,073)
Stock based compensation	318,110	267,477
Other operating non-cash items	132,499	87,654

Changes in assets and liabilities:

Trade accounts receivable	(4,059,225)	(3,409,339)
Inventories	649,554	83,478
Other assets	3,725	7,851
Prepaid expenses and other current assets	(135,127)	(112,453)
Receivables due from affiliated companies	113,516	159,384
Accounts payable and other accrued expenses	1,019,958	883,277

Net cash used in operating activities	(266,040)	(63,491)

Cash flows from investing activities:
Purchases of property, plant and equipment	(475,362)	(374,428)
Purchase of royalty rights	(160,000)	-

Net cash used in investing activities	(635,362)	(374,428)

Cash flows from financing activities:
Net borrowings under revolving line of credit	300,000	850,000
Payments on long-term debt	(304,476)	(300,615)
Proceeds from exercise of stock options	79,667	78,020

Net cash provided by financing activities	75,191	627,405

Effect of exchange rates on cash	(2,680)	556

Net (decrease) increase in cash	(828,891)	190,042

Cash at beginning of period	1,508,385	585,357
Cash at end of period	$679,494	$775,399

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$52,700	$76,203
Cash paid for income taxes during period	$701,100	$1,212,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries, all of which are wholly-owned, and OdorStar Technology, LLC (“OdorStar”), a joint venture in which the Company has a controlling interest.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the nine months ended September 30, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Raw materials	$3,584,737	$4,055,812
Finished goods	5,294,292	5,472,771
Inventories, gross	8,879,029	9,528,583

Inventory reserves	(281,301))	(271,994)

Inventories, net	$8,597,728	$9,256,589

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  In connection with the program, the Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $568,000 and $487,000 at September 30, 2013 and December 31, 2012, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	Estimate Useful Life	September 30, 2013	December 31, 2012

Land		$278,325	$278,325
Building and improvements	30 years	4,567,212	4,489,377
Manufacturing and warehouse equipment	6-20 years	8,192,904	7,982,669
Office equipment and furniture	3-5 years	831,676	738,584
Construction in process		14,293	249,027
Leasehold improvements	10-15 years	419,315	122,644
Automobile	3 years	32,263	-
Property, plant and equipment, gross		14,335,988	13,860,626

Less accumulated depreciation		(9,069,874)	(8,532,717)

Property, plant and equipment, net		$5,266,114	$5,327,909

5.	ODORSTAR JOINT VENTURE

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar. OdorStar owns patents that relate to a formula and delivery system (the “Patents”), for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.   Under OdorStar’s Operating Agreement, each of the Company and BBL are required to make monthly payments to OdorStar, based on purchases of products incorporating the patented technology, to provide for operating expenses. In addition, prior to August 6, 2013, OdorStar paid a royalty, funded by the Company and BBL based upon their respective sales of products encompassing the patented technology,  to an unaffiliated company that sold the Patents to BBL (BBL subsequently contributed the Patents to OdorStar).  On August 6, 2013, the Company purchased the unaffiliated company’s royalty rights for $160,000. The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar. Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s condensed consolidated balance sheets include approximately $470,000 and $496,000 in assets and $27,000 and $7,000 in liabilities of OdorStar at September 30, 2013 and December 31, 2012, respectively.  The Company’s condensed consolidated statements of operations include OdorStar’s operating income of approximately $14,000 and OdorStar’s operating loss of approximately $19,000 during the three months ended September 30, 2013 and 2012, respectively, and operating losses of $45,000 and $58,000 during the nine months ended September 30, 2013 and 2012, respectively.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)). Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed. The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time. The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility. The Company’s obligations under the revolving line of credit and the term loan discussed in Note 7 below are cross-collateralized. Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014. The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2013, the Company was in compliance with these covenants. At September 30, 2013 and December 31, 2012, the Company had borrowings of $300,000 and $0, respectively, under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At September 30, 2013, approximately $1,611,000 was outstanding under the term loan.

At September 30, 2013 and December 31, 2012, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $23,589 and $37,552 at September 30, 2013 and December 31, 2012, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at September 30, 2013 and December 31, 2012:

	Current Portion		Long Term Portion
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Term loan	$399,527	$389,075	$1,211,789	$1,512,754
Capitalized equipment leases	13,259	18,020	10,330	19,532

Total long term debt	$412,786	$407,095	$1,222,119	$1,532,286

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2014	$412,786
2015	423,384
2016	429,644
2017	369,091
Total	$1,634,905

8.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2013 and 2012, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $397,000 and $386,000 during the three months ended September 30, 2013 and 2012, respectively, and $1,337,000 and $997,000 for the nine months ended September 30, 2013 and 2012, respectively.  Administrative fees aggregated approximately $83,000 and $70,000 during the three months ended September 30, 2013 and 2012, respectively, and $319,000 and $216,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $443,000 and $556,000 at September 30, 2013 and December 31, 2012, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer  to conduct product research and development, marketing and advertising.  The Company paid the entity approximately $10,500 for each of the three month periods ended September 30, 2013 and 2012 and $31,500 for each of the nine month periods ended September 30, 2013 and 2012, under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended September 30, 2013 and 2012, the Company paid an aggregate of approximately $72,000 and $171,000, respectively, and during the nine months ended September 30, 2013 and 2012, the Company paid an aggregate of approximately $405,000 and $443,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three month periods ended September 30, 2013 and 2012, and was approximately $73,000 for each of the nine month periods ended September 30, 2013 and 2012.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $8,000 annually.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per common share -Basic

Net income attributable to OBCI	$621,665	$770,618	$1,143,333	$1,497,922

Weighted average number of common shares outstanding	8,605,183	8,288,613	8,499,800	8,201,376

Earnings per common share - Basic	$0.07	$0.09	$0.13	$0.18

Earnings per common share – Diluted

Net income attributable to OBCI	$621,665	$770,618	$1,143,333	$1,497,922

Weighted average number of common shares outstanding	8,605,183	8,288,613	8,499,800	8,201,376

Effect of employee stock-based awards	234,061	306,893	270,358	339,401

Weighted average number of common shares outstanding - assuming dilution	8,839,244	8,595,506	8,770,158	8,540,777

Earnings per common share - Diluted	$0.07	$0.09	$0.13	$0.18

The Company had no stock options outstanding during the three and nine months ended September 30, 2013 and 2012, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended September 30, 2013, stock options to purchase an aggregate of 138,400 shares were exercised.  Following the withholding of an aggregate of 21,570 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 116,830 shares to the option holders who exercised their options.

During the nine months ended September 30, 2013, stock options to purchase an aggregate of 193,400 shares were exercised.  Following the withholding of an aggregate of 42,838 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 150,562 shares to the option holders who exercised their options.

On May 1, 2013, the Company issued stock awards covering 121,000 shares of common stock under its 2011 Omnibus Equity Compensation Plan. The Company recognized compensation expense based upon the average of the high and low trading price of its common stock on the issuance date.

The Company delivered an aggregate of 271,562 treasury shares in connection with the stock awards and stock option exercises described above.

There was no stock compensation expense related to stock awards during the three months ended September 30, 2013 and 2012 .Non cash stock based compensation recognized during the nine months ended September 30, 2013 and 2012 attributable to stock awards totaled approximately $306,000 and $223,000, respectively.  Non cash stock compensation expense attributable to stock options was $3,000 and $10,000 for the three months ended September 30, 2013 and 2012, respectively, and $12,000 and $44,000 for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, there was no unrecognized compensation expense related to stock options awarded to employees.

The following table provides information at September 30, 2013 regarding outstanding stock options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	0.5
2002NQ	5/25/04	30,000	30,000	$1.46	5/24/14	.7
2002NQ	4/03/06	40,000	40,000	$1.08	4/02/16	2.5
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	4.3
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	5.4
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	6.7

		285,000	285,000	$0.95		2.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

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

Results of Operations:

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales were approximately $10,441,000 for the three months ended September 30, 2013 compared to approximately $10,262,000 during the corresponding period in 2012, an increase of $179,000 or 1.7%.  The sales growth in the third quarter was principally due to continuing increased sales of our fuel additive, Star Tron®, and our antifreeze products.  These sales increases were partially offset by a decline in sales of private label products. Sales of marine maintenance products were stronger in the later part of the third quarter as weather remained warmer than usual in most parts of the United States.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $261,000 or 3.7% to approximately $7,258,000 during the three months ended September 30, 2013, from approximately $6,997,000 during the same period in 2012.  The increase in cost of goods sold reflects the increase in net sales and an increase in raw material costs.

Gross profit decreased by approximately $82,000 or 2.5% to approximately $3,182,000 for the three months ended September 30, 2013, from approximately $3,264,000 during the same period in 2012, as the result of the factor described above.

As a percentage of net sales, gross profit was approximately 30.5% and 31.8% for the three month periods ended September 30, 2013 and 2012 respectively.  The decreased gross profit percentage is a result of increased antifreeze sales which have a lower profit margin than our other products, and the increased raw material costs described above.

Advertising and promotion expenses decreased to approximately $633,000 for the three months ended September 30, 2013 from approximately $784,000 during the corresponding period in 2012, a decrease of approximately $151,000 or 19.2%.  As a percentage of net sales, advertising and promotion expense was approximately 6.1% in the third quarter of 2013 compared to approximately 7.6% in the third quarter of 2012.  The decrease reflects lower expenses under our cooperative advertising programs with our larger customers, reflecting a decrease in sales to these customers.  However, the Company anticipates that such sales, as well as related expenses under cooperative advertising programs, will increase in the fourth quarter of 2013 so that, on an annual basis, such sales and expenses will approximate 2012 levels.  In addition, the decrease in advertising and promotion expenses reflects a decrease in magazine advertising.

Selling and administrative expenses increased by approximately $247,000 or 18.9%, from approximately $1,305,000 during the three months ended September 30, 2012 to approximately $1,552,000 during the same period in 2013.   The increase was attributable to legal fees and, increased selling expenses related to higher net sales including salaries, commissions, and consumer rebates.  As a percentage of net sales, selling and administrative expenses increased to 14.9% during the third quarter of 2013 as compared to 12.7% in the third quarter of 2012.

Interest expense decreased by approximately $6,000 to approximately $16,000 during the three months ended September 30, 2013, compared to approximately $22,000 during the three months ended September 30, 2012. The decrease reflects lower average borrowing, under our revolving line of credit during the third quarter of 2013 compared to the third quarter of 2012.  In addition, we continue to reduce the outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $996,000 in the third quarter of 2013 compared to approximately $1,175,000 in the corresponding 2012 period, a decrease of approximately $179,000 or 15.2%.

Income taxes - Our income tax expense in the third quarter of 2013 was approximately $351,000, or 35.8% of pretax income, compared to approximately $389,000, or 33.8% of pretax income, during the corresponding period in 2012.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the third quarter of 2013 decreased by approximately $132,000, or 17.3%, to $629,000 from approximately $761,000 in the third quarter of 2012. Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $149,000, or 19.3%, to approximately $622,000 in the third quarter 2013, from approximately $771,000 in 2012. Net income attributable to Ocean Bio-Chem, Inc. does not include income of approximately $7,000 for the third quarter of 2013 and a loss of approximately $10,000 for the third quarter of 2012, which are attributable to the interest of the other participant in the OdorStar Technology, LLC (“OdorStar”), joint venture. See Note 5 to the condensed consolidated financial statements included in this report.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net sales were approximately $24,931,000 for the nine months ended September 30, 2013 compared to approximately $24,148,000 during the corresponding period in 2012, an increase of approximately $783,000 or 3.2%.  The increase in sales principally results from the resumption by our largest customer of normal buying practices following completion of its inventory reduction program in our sector, which was in effect during the corresponding period in 2012, and increased sales to affiliated companies (see Note 8 to the condensed consolidated financial statements included in this report), in addition to increased sales of, Star Tron®, and antifreeze products.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $658,000 or 4.1% to approximately $16,535,000 during the nine months ended September 30, 2013, from approximately $15,877,000 during the same period in 2012.  The increase in cost of goods sold reflects the increase in net sales and an increase in raw material costs.

Gross profit increased by approximately $124,000 or 1.5% to approximately $8,395,000 for the nine months ended September 30, 2013, from approximately $8,271,000 for the same period in 2012, as the result of the factors described above.

As a percentage of net sales, gross profit was approximately 33.7% and 34.2% for the nine months ended September 30, 2013 and 2012, respectively.  The decreased gross profit percentage is a result of increased antifreeze sales which have a lower profit margin than our other products, and the increased raw material cost.

Advertising and promotion expenses increased to approximately $2,019,000 for the nine months ended September 30, 2013 from $1,890,000 during the corresponding period in 2012, an increase of approximately $129,000 or 6.8%.  As a percentage of net sales, advertising and promotion expense was approximately 8.1% during the nine months ended September 30, 2013 compared to approximately 7.8% in the comparable period of 2012.   The increase is primarily a result of increased promotional and marketing expenses.

Selling and administrative expenses increased by approximately $616,000 or 15.5%, from approximately $3,965,000 during the nine months ended September 30, 2012 to approximately $4,581,000 during the same period in 2013.   The increase was attributable to non cash stock based compensation, legal fees, and the Company’s selling activities relates to higher net sales, including sales commissions, consumer rebates and travel and entertainment expenses.  As a percentage of net sales, selling and administrative expenses increased to 18.4% during the nine months ended September 30, 2013 as compared to 16.4% during the nine months ended September 30, 2012.

Interest expense decreased by approximately $24,000 to approximately $52,000 during the nine months ended September 30, 2013, compared to approximately $76,000 during the same period in 2012. The decrease reflects lower average borrowing, under our revolving line of credit during the nine months ended September 30, 2013 compared to the same period in 2012.  In addition, we continue to reduce the outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $1,795,000 for the nine months ended September 30, 2013 compared to approximately $2,416,000 in the corresponding 2012 period, a decrease of approximately $621,000 or 25.7%.

Income taxes - Our income tax expense for the nine months ended September 30, 2013 was approximately $622,000, or 35.7% of pretax income, compared to approximately $871,000, or 37.2% of pretax income, during the corresponding period in 2012.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the nine months ended September 30, 2013 decreased by approximately $348,000, or 23.7%, to $1,121,000 from approximately $1,469,000 in the nine months ended September 30, 2012.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $355,000, or 23.7%, to approximately $1,143,000 for the nine months ended September 30, 2013 from approximately $1,498,000 in 2012.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $22,000 and $29,000 for the nine months ended September 30, 2013 and 2012, respectively, which are attributable to the interest of the other participant in the OdorStar, joint venture.  See Note 5 to the condensed consolidated financial statements included in this report.

Liquidity and capital resources:

Our cash balance was approximately $679,000 at September 30, 2013 compared to approximately $1,508,000 at December 31, 2012. At September 30, 2013 and December 31, 2012, the Company had borrowings of $300,000 and $0, respectively, under our revolving line of credit.

Net cash used in operating activities during the nine months ended September 30, 2013 was approximately $266,000 compared to net cash used in operating activities of approximately $63,000 for the nine months ended September 30, 2012.  The  increase in cash used in operating activities is primarily due to the approximate $348,000 decrease in net income partially offset by increases in stock based compensation and other non-cash expenses of $165,000.

Net cash used in investing activities was approximately $635,000 for the nine months ended September 30, 2013 compared to approximately $374,000 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we purchased rights relating to a royalty agreement for $160,000 (see note 5 to the condensed consolidated financial statements included in this report for additional information).  In both periods cash was used for purchases of property, plant, and equipment, although such purchases were approximately $101,000 higher in the 2013 period.  We continue to invest in our manufacturing facilities as we deem appropriate.

Net cash provided by financing activities was approximately $75,000 for the nine months ended September 30, 2013 compared to net cash provided of approximately $627,000 during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we had net borrowings  under our revolving line of credit of $300,000, compared to net borrowings of $850,000 under the revolving line of credit during the nine months ended September 30, 2012.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At September 30, 2013, our debt service coverage ratio was approximately 5.7 to 1.

The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2013, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls to or below 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, we may repay and reborrow funds from time to time. Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014. At September 30, 2013, we had $300,000 of borrowings under our revolving line of credit.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $23,600 and $37,600 at September 30, 2013 and December 31, 2012, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the nine months ended September 30, 2013, we recorded approximately $3,000 in foreign currency translation adjustments (decreasing shareholders equity by $3,000).

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

At September 30, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes  to Condensed Consolidated Financial Statements. .

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2013	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)