Form 10-K
period 2013-12-31
OCEAN BIO CHEM INC
filed 2014-03-31
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 28, 2013 was $7,130,201.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

At March 31, 2014, 8,800,314 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 30, 2014, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, our ability to locate substitute manufacturing facilities in the event arrangements with any third party manufacturer are discontinued, our ability to renew or replace our revolving credit facility, anticipated advertising and promotional expense in 2014, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

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

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture and are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2013 totaled approximately $1,834,000, or 5.6% of our net sales.  See Note 9 to the consolidated financial statements included in this report for additional information.

On May 10, 2010, the Company announced the formation of OdorStar Technology LLC (“OdorStar”), a joint venture between the Company and BBL Distributors, LLC.  OdorStar owns patents that relate to a formula and delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other sources of unpleasant odors. The Company and BBL Distributors LLC, the members of OdorStar, share equally in profits or losses from OdorStar, although we also have royalty rights, which we purchased in 2013, under which OdorStar pays us royalties with respect to sales of products encompassing the patented technology.  See Note 4 to the consolidated financial statements included in this report for additional information.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.

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

Automotive:  We manufacture a line of automotive products under the Star brite® and Star Tron® brand names  The automotive line includes fuel treatments for both gas and diesel engines, motor oils, greases and related items.  Our Star Tron® enzyme fuel treatment is designed to eliminate and prevent engine problems associated with fuel containing ethanol.  It also increases fuel economy by cleaning the fuel delivery system and facilitating more complete and uniform combustion.  In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers.  We also produce automotive polishes, cleaners and other appearance items.

Recreational Vehicle/Power Sports:  We also market Star Tron® fuel treatment to the recreational vehicle market, including snow mobiles, all terrain vehicles and motorcycles.  For power sports enthusiasts, Star Tron® provides a viable solution to a number of problems associated with E-10 fuel, which is fuel containing 10% ethanol.  Other recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze/coolant.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a solution to help rectify a number of operating engine problems in commercial lawn equipment and other home and garden power equipment associated with E-10 fuel.

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Mold/Mildew Odor Control:  We manufacture and market a variety of products under the Star brite® name that help prevent and eliminate all types of mold, mildew, and other unpleasant odors, using OdorStar’s  patented delivery system.  Our odor control products are effective for homes, automobiles, boats and recreational vehicles.

Although our products are utilized for different types of vehicles and boats, and for home care, we believe our operations constitute one industry segment.

Manufacturing:  We produce the majority of our products at the manufacturing facilities of our subsidiary, Kinpak, Inc. ("Kinpak"), in Montgomery, Alabama.  In addition, we contract with various unaffiliated companies located in the northeastern and mid-western areas of the country to manufacture our other products, which are manufactured to our specifications using our provided formulas.  Each third party manufacturer enters into a confidentiality agreement with us.

We purchase raw materials from a variety of suppliers; all raw materials used in manufacturing are readily available from alternative sources.  We design our own packaging and supply our outside manufacturers with the appropriate design or packaging.  We believe that our internal manufacturing capacity and our arrangements with our current outside manufacturers are adequate for our present needs.

In the event that arrangements with any third party manufacturer are discontinued, we believe that we will be able to locate substitute manufacturing facilities without a substantial adverse effect on our manufacturing and distribution.

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops.  We also sell to national and regional distributors that resell our products to specialized retail outlets.  Sales to each of two customers exceeded 10% of our consolidated net revenues for the year ended December 31, 2013 and constituted an aggregate of approximately 39% and 37% of consolidated net revenues for the years ended December 31, 2013 and 2012, respectively.  Sales to our five largest unaffiliated customers for the years ended December 31, 2013 and 2012 amounted to approximately 49% and 49% of our consolidated net sales, respectively, and at December 31, 2013 and 2012, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 31% and 23% of our consolidated accounts receivable, respectively.

We market our products through both internal salesmen and external sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, television, newspapers and through product catalogs.  Our products are distributed primarily from Kinpak’s manufacturing and distribution facility in Montgomery, Alabama.  Since 2008, we have participated in a vendor managed inventory program with one major customer.

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2013.  We generally do not give customers the right to return product.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 60 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

Competition:

Competition with respect to our principal product lines is described below.  The principal elements of competition affecting all of our product lines are brand recognition, price, service and the ability to deliver products on a timely basis.

Marine:  We have several national and regional competitors in the marine marketplace.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share through expenditures directed to our present advertising and distribution channels.

Automotive:  There are a large number of companies, both national and regional, that compete with us.  Many are more established and have greater financial resources than we do.  While our market share is small, the total market size is substantial.  We believe that we have established a reasonable market share through our present advertising and distribution channels, considering the large size of this market.

Recreational Vehicle/Power Sports:  We compete with national and regional competitors.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share by utilizing similar advertising and distribution channels to those we use in the marine market.

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

Patents:  In 2010, OdorStar acquired an interest in patents relating to a delivery system, for use with products containing chlorine dioxide, designed to safely prevent and eliminate all types of odors relating to mold, mildew, and other unpleasant odors.  The patents expire in 2022.

New Product Development:  We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets.  Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Personnel:  At December 31, 2013, we had 114 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2013:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	32
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	75
		114

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

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  OdorStar also owns patents we consider important to our business.  We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future.  In this regard, in 2013, OdorStar and Kinpak pursued a patent infringement lawsuit with respect to OdorStar's U.S. patent in the United States District Court for the Southern District of Florida, but the Court granted the defendants' motion for summary judgment.  OdorStar and Kinpak are appealing the judgment of the Court.  Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in July 2014.

The Company has a revolving line of credit with a variable interest rate.  At December 31, 2013, the Company did not have any borrowings outstanding under the revolving line of credit.  However, during 2013 the highest amount outstanding under the revolving line of credit was $650,000.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio, as defined in the credit agreement, falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  If interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected.

In addition, our current revolving line of credit agreement matures in July 2014.  While we currently are in negotiations to renew or replace the line of credit facility and believe we will be able to enter into a renewal or a replacement for our current facility, we cannot assure that we will be successful in negotiating such a facility.  Our failure to renew or replace our current revolving line of credit facility could adversely affect our business and liquidity.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, owns approximately 54% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  Sales to the affiliated companies aggregated approximately $1,834,000 and $1,487,000 during the years ended December 31, 2013 and 2012, respectively.  An affiliated company owns the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada.

In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $406,000 and $335,000 during the years ended December 31, 2013 and 2012, respectively.  While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales to the affiliated companies are similar to the profit margins we realize with respect to sales to our larger domestic customers.  Management believes that the sales to the affiliated companies did not involve more than normal credit risk or present other unfavorable features.  We have entered into other transactions with entities owned by Mr. Dornau.  See Note 9 to the consolidated financial statements included in this report for additional information

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities is located in Fort Lauderdale, Florida and are leased from an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  See Note 10 to the consolidated financial statements included in this report for additional information.

We own Kinpak’s Alabama manufacturing facility, which currently contains approximately 300,000 square feet of office, plant and warehouse space on 20 acres of land.  We also lease a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from Kinpak’s facility.

Item 3. Legal Proceedings

On November 26, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, amending a complaint initially filed on January 13, 2013.  The Second Amended Complaint was filed against SMM Distributors LLC (now defunct) d/b/a Biocide Systems, and SMM Manufacturing, Inc. (collectively, "Biocide").  The Second Amended Complaint alleged that Biocide manufactured, used, sold and continues to sell an odor eliminating product that infringes OdorStar's U.S. patent relating to OdorStar's delivery system for use with products containing chlorine dioxide.  Biocide denied the allegations of the Second Amended Complaint, and both the plaintiffs and defendants filed motions for summary judgment.  On January 27, 2014, the Court granted the defendants' motion for summary judgment and denied the plaintiffs' motion.

OdorStar and Kinpak have appealed the judgment to the United States Court of Appeals for the Eleventh Circuit.  The appeal is pending.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2013 and 2012 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2013	High	$3.24	$3.23	$3.19	$2.70
	Low	$2.13	$2.45	$2.40	$2.20

2012	High	$2.78	$2.59	$2.59	$2.50
	Low	$2.01	$1.83	$1.76	$1.81

We had 133 record holders of our Common Stock at December 31, 2013.  We believe that there are approximately 900 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

On March 18, 2014, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.05 per share payable on April 15, 2014 to shareholders of record on April 1, 2014.  This is the first time the Company will pay a cash dividend.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained in Item 8 of this report.

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

Revenue recognition and collectability of accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $93,000 and $73,000 at December 31, 2013 and 2012, respectively, which was approximately 2.1% and 2.4%, respectively, of gross accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required, resulting in increased bad debt expense.

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

Our slow moving and obsolete inventory reserve was $302,296 and $271,994 at December 31, 2013 and December 31, 2012, respectively.

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

We are also required to assess the realizability of our deferred tax assets.  We evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would be required to apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized.  We currently do not apply a valuation allowance to our deferred tax assets.  However, if facts and circumstances change in the future, a valuation allowance may be required.

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

Trademarks, trade names, royalty rights, and patents - We acquired the rights to the Star brite® trademark and related products for the United States and Canada in conjunction with our initial public offering during March 1981 for $880,000.  Through December 31, 2001, the cost of these intangible assets was amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (now codified in Financial Accounting Standards Board Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other"), we determined that these intangible assets have indefinite lives and therefore, we no longer recognize amortization expense.  In addition, our 50% owned joint venture, OdorStar Technology, LLC, owns patents we use in our business.  The Company amortizes these patents over their remaining life on a straight line basis.  On August 6, 2013, the Company purchased for $160,000 royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology.  The Company is amortizing the royalty rights over their remaining life on a straight line basis. We review the carrying values of the trademarks and patents periodically for possible impairment.  Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate.  Management uses estimates based on expected trends in making these assumptions.  All impairment charges would be recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  Management uses its judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

Results of Operations:

Net sales were approximately $32,703,000 in 2013 compared to $31,039,000 in 2012, an increase of $1,664,000 or 5.4%.  The increase in sales principally results from the resumption by our largest customer of normal buying practices following completion of its inventory reduction program related to products in our sector, which was in effect during 2012, and increased sales to affiliated companies (see Note 9 to the  consolidated financial statements included in this report), in addition to increased sales of marine products including Star Tron®, private label products, and winterizing products.

Cost of goods sold and gross profit – Cost of goods sold during 2013 increased approximately $1,403,000 or 6.9%, to approximately $21,815,000 from approximately $20,412,000 in 2012.  The increase in cost of goods sold reflects the increase in net sales and an increase in raw material costs and manufacturing overhead expenses.

Gross profit increased by approximately $262,000 or 2.5% to approximately $10,889,000 in 2013, from approximately $10,627,000 during 2012, as the result of the factors described above.

Our gross profit percentage (gross profit as a percentage of net sales) decreased approximately 0.9%, from 34.2% in 2012 to 33.3% in 2013.  This decrease is the result of higher raw material costs, and increased manufacturing overhead expenses.

Advertising and promotion expense was approximately $2,648,000 in 2013, an increase of approximately $230,000 or 9.5% from approximately $2,418,000 in 2012.  As a percentage of net sales, advertising and promotion expense increased from 7.8% in 2012 to 8.1% in 2013.  The increase is primarily a result of increased promotional and marketing expenses, including our increased presence at industry trade shows.  The Company anticipates in 2014 that advertising and promotion expense will approximate the 2013 amount.

Selling and administrative expenses increased by approximately $803,000 or 15.7%, from approximately $5,126,000 in 2012 to approximately $5,929,000 in 2013.  The increase is principally due to an increase in stock-based compensation, legal expenses with regard to patent litigation involving OdorStar (see Item 3 in this report), and increased selling expenses associated with our higher sales.  As a percentage of net sales, selling and administrative expenses increased from 16.5% in 2012 to 18.1% in 2013.

Operating income – As a result of the foregoing, operating income decreased to approximately $2,312,000 in 2013, compared to approximately $3,083,000 in 2012, a decrease of $771,000 or 25.0%.

Interest expense decreased approximately $31,000 to $67,000 in 2013, compared to $98,000 in 2012.  The decrease reflects lower average borrowings under our revolving line of credit, and continued reduction of our long-term debt during 2013.

Income taxes – We had a tax expense of approximately $816,000 in 2013 or 36.2% of pretax income, compared to approximately $1,055,000 in 2012 or 35.3% of pretax income.  The increased rate is almost entirely due to the effect of the increased stock-based compensation.  For additional information, see Note 8 to the consolidated financial statements included in this report.

Net Income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items described above, net income decreased approximately 25.8% or approximately $499,000 to $1,435,000 in 2013 from $1,934,000 in 2012.  Net income attributable to Ocean Bio-Chem, Inc. (excluding the loss attributable to non-controlling interests) was approximately $1,461,000 in 2013, a decrease of approximately $501,000 or 25.5% from approximately $1,962,000 in 2012.

Liquidity and Capital Resources:

Our cash balance was approximately $3,072,000 at December 31, 2013 compared to approximately $1,508,000 at December 31, 2012.  At December 31, 2013 and December 31, 2012, we had no borrowings under our revolving line of credit.

Cash provided by operating activities for the year ended December 31, 2013 was approximately $2,565,000 compared to about $2,775,000 for the year ended December 31, 2012.  The decrease in cash provided by operations principally results from the approximately $499,000 decrease in net income as compared to 2012, offset in large part by increases in non-cash items of approximately $178,000 and net favorable changes in working capital of approximately $112,000.

Inventories were approximately $7,368,000 and $9,257,000 at December 31, 2013 and 2012, respectively, representing a decrease of approximately $1,889,000 or 20.4% in 2013.  The lower levels of 2013 inventories compared to 2013 levels reflect high sales volume late in 2013.

Net trade accounts receivable aggregated approximately $4,414,000 at December 31, 2013 an increase of approximately $1,483,000 or 50.6% over net trade accounts receivable of $2,931,000 at December 31, 2012.  The increase in accounts receivable is due to increased sales in December 2013 as compared to December 2012.

Cash used in investing activities for the year ended December 31, 2013 was approximately $673,000 compared to $771,000 in 2012.  During 2013, purchases of property, plant, and equipment decreased by approximately $258,000.  In 2013, we also acquired for $160,000 royalty rights relating to sales of products encompassing OdorStar’s patented technology.

Cash used in financing activities for the year ended December 31, 2013 was approximately $328,000 compared to $1,081,000 for the year ended December 31, 2012.  In 2013, we had no net repayments or borrowings on our revolving line of credit, while we had net repayments of $850,000 on the line of credit in 2012, The decrease in repayments under the revolving line of credit were offset, in part, by an approximately $90,000 reduction in proceeds from the exercise of stock options in 2013 compared to 2012.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017.  In the event our debt service coverage ratio falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum.  For the year ended December 31, 2013, our debt service coverage ratio exceeded 5.0 to 1.

The Credit Agreement defines “debt service coverage ratio“ as meaning net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense.  The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At December 31, 2013, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls below 2.0 to 1, in which case the additional percentage will be 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, we may repay and reborrow funds from time to time.  Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014.  At December 31, 2013, we had no borrowings under our revolving line of credit.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

We currently are engaged in negotiations to renew or replace the revolving line of credit.  While we believe that we will be able to negotiate a renewal or a replacement of the facility on acceptable terms, we cannot assure that we will do so.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $19,500 and $37,600 at December 31, 2013 and December 31, 2012, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the year ended December 31, 2013, we recorded approximately $5,000 in foreign currency translation adjustments (decreasing shareholders equity by $5,000).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, our current revolving line of credit or a renewal or replacement of the facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit.

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

At December 31, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

We believe that funds provided through operations and other sources of financing will be sufficient to satisfy our cash requirements over at least the next twelve months.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  As a result of the Company’s late filing of current reports on Form 8-K with regard to several press releases addressing its financial results for the quarter and year ended December 31, 2012 and the first three quarters of 2013, as well as its sales for the quarter and year ended December 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.  The Company has instituted additional procedures designed to ensure the timely filing of current reports on Form 8-K with regard to press releases addressing financial results and related matters.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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
3.1.2
Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.11
Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12
Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.13	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc.
10.14	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*21.	List of Subsidiaries

Exhibit No.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101
The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

* Filed herewith. † Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Date: March 31, 2014	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 31, 2014
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 31, 2014
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Sonia B. Beard	Director	March 31, 2014
Sonia B. Beard

/s/ Diana Mazuelos Conard	Director	March 31, 2014
Diana Mazuelos Conard

/s/ Gregor M. Dornau	Director	March 31, 2014
Gregor M. Dornau

/s/ William W. Dudman	Director	March 31, 2014
William W. Dudman

/s/ James M. Kolisch	Director	March 31, 2014
James M. Kolisch

/s/ John B. Turner	Director	March 31, 2014
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.
Certified Public Accountants

Hollywood, Florida

March 31, 2014

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$3,071,887	$1,508,385
Trade accounts receivable less allowances of approximately $93,000 and $73,000, respectively	4,413,656	2,931,479
Receivables due from affiliated companies	536,402	556,051
Inventories, net	7,367,894	9,256,589
Prepaid expenses and other current assets	621,107	530,305
Deferred tax asset	64,665	56,221
Total Current Assets	16,075,611	14,839,030

Property, plant and equipment, net	5,116,441	5,327,909

Other Assets:
Trademarks, trade names, royalty rights, and patents, net	920,269	819,194
Other assets	130,803	24,350

Total Other Assets	1,051,072	843,544
Total Assets	$22,243,124	$21,010,483

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,013,829	$1,431,457
Current portion of long-term debt	414,525	407,095
Income taxes payable	119,943	65,944
Accrued expenses payable	1,067,355	913,129
Total Current Liabilities	2,615,652	2,817,625

Deferred tax liability	237,635	230,478
Long-term debt, less current portion	1,117,761	1,532,286
Total Liabilities	3,971,048	4,580,389

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,749,888 shares issued	87,499	87,499
Additional paid in capital	8,805,460	8,617,081
Less cost of common stock in treasury, 79,941 shares and 351,503 shares respectively	(65,029)	(288,013)
Foreign currency translation adjustment	(266,456)	(261,807)
Retained earnings	9,482,128	8,021,136
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	18,043,602	16,175,896

Noncontrolling interest	228,474	254,198

Total Shareholders' Equity	18,272,076	16,430,094
Total Liabilities and Shareholders' Equity	$22,243,124	$21,010,483

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Gross sales	$34,407,254	$33,061,823
Less: discounts, returns, and allowances	1,703,776	2,022,929

Net sales	32,703,478	31,038,894

Cost of goods sold	21,814,739	20,412,022

Gross profit	10,888,739	10,626,872

Operating Expenses:
Advertising and promotion	2,647,968	2,417,745
Selling and administrative	5,928,830	5,126,467
Total operating expenses	8,576,798	7,544,212

Operating income	2,311,941	3,082,660

Other income (expense)
Interest (expense)	(67,180)	(97,964)
Other income	6,319	4,489

Income before income taxes	2,251,080	2,989,185

Provision for income taxes	815,812	1,055,078

Net income	1,435,268	1,934,107

Loss attributable to noncontrolling interests	25,724	28,181
Net income attributable to Ocean Bio-Chem, Inc.	$1,460,992	$1,962,288

Income per common share – basic	$0.17	$0.24

Income per common share – diluted	$0.17	$0.23

Weighted average shares – basic	8,542,686	8,229,720
Weighted average shares – diluted	8,787,668	8,556,107

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Net Income	$1,435,268	$1,934,107

Foreign currency translation adjustment	(4,649)	6,277

Comprehensive income	1,430,619	1,940,384

Comprehensive loss attributable to noncontrolling interests	25,724	28,181

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$1,456,343	$1,968,565

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common		Additional	Foreign			Non
	Stock		Paid In	Currency	Retained	Treasury	Controlling
	Shares	Amount	Capital	Adjustment	Earnings	Stock	Interest	Total

January 1, 2012	8,458,389	$84,584	$8,163,864	$(268,084)	$6,058,848	$(288,013)	$282,379	$14,033,578

Net Income (loss)					1,962,288		(28,181)	1,934,107

Options exercised	174,499	1,745	167,751					169,496

Stock based compensation - grants	117,000	1,170	229,905					231,075

Stock based compensation - options			55,561					55,561

Foreign currency translation adjustment				6,277				6,277

December 31, 2012	8,749,888	$87,499	$8,617,081	$(261,807)	$8,021,136	$(288,013)	$254,198	$16,430,094

Net Income (loss)					1,460,992		(25,724)	1,435,268

Options exercised			(44,953)			124,620		79,667

Stock based compensation - grants			221,076			98,364		319,440

Stock based compensation – options			12,256					12,256

Foreign currency translation adjustment				(4,649)				(4,649)

December 31, 2013	8,749,888	$87,499	$8,805,460	$(266,456)	$9,482,128	$(65,029)	$228,474	$18,272,076

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:

Net income	$1,435,268	$1,934,107
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	782,962	701,569
Deferred income taxes	(1,287)	(10,137)
Stock based compensation	318,110	276,993
Other operating noncash items	61,824	15,457

Changes in assets and liabilities:
Trade accounts receivable	(1,502,797)	(366,645)
Inventories	1,858,393	375,918
Other assets	(106,453)	9,092
Prepaid expenses and other current assets	(90,802)	(106,137)
Receivables due from affiliated companies	19,649	(60,921)
Accounts payable and other accrued expenses	(209,403)	5,335
Net cash provided by operating activities	2,565,464	2,774,631

Cash flows from investing activities:
Purchases of property, plant and equipment	(512,569)	(770,737)
Purchase of royalty rights	(160,000)	-
Net cash used in investing activities	(672,569)	(770,737)
Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	-	(850,000)
Payments on long-term debt	(407,095)	(400,411)
Proceeds from exercise of stock options	79,667	169,496
Net cash used in financing activities	(327,428)	(1,080,915)
Effect of exchange rate on cash	(1,965)	49
Net increase in cash	1,563,502	923,028
Cash at beginning of period	1,508,385	585,357
Cash at end of period	$3,071,887	$1,508,385
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$68,327	$100,995
Cash paid for income taxes during period	$763,100	$1,352,879

Supplemental disclosure of non-cash investing activities
Issuance of note receivable for amounts due	$111,420	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2013 and 2012 are net of allowances for doubtful accounts aggregating approximately $93,000 and $73,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information. The Company had bad debt expense of approximately $21,000 and $0 during the years ended December 31, 2013 and 2012, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,188,000 and $1,165,000 for the years ended December 31, 2013 and 2012, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $2,648,000 and $2,418,000 in 2013 and 2012, respectively. The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months. At December 31, 2013 and 2012, the carrying value of capitalized catalog costs was not material.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $60,000 and $76,000 of research and development costs for the years ended December 31, 2013 and 2012 respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, we recognize an expense for the fair value of our outstanding stock options as they vest and the fair value of our stock awards at the time of grant, whether held by employees or others.

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

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s five largest unaffiliated customers represented approximately 49% and 49% of consolidated net revenues for the years ended December 31, 2013 and 2012, and 31% and 23% of consolidated accounts receivable at December 31, 2013 and 2012, respectively. The Company has a longstanding relationship with each of these entities and previously has collected all open receivable balances from these entities. The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 12).

Concentration of cash – At various times during the year and at December 31, 2013, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

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

Income taxes – The Company records income taxes under the asset and liability method. The Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. We recognize in the statement of operations the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, we establish reserves for uncertain tax positions.  We adjust reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.  The provision for income taxes includes the effects of any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties.

The Company has been audited by the Internal Revenue Service through the year ended December 31, 2009.

Trademarks, trade names, royalty rights, and patents – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade name and trademark initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.  The Company evaluates intangible assets for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  In addition, the Company’s 50% owned joint venture, OdorStar Technology, LLC, owns patents for a delivery system that enables the precise control of release rates of chlorine dioxide (ClO2) products to safely help prevent and eliminate odors caused by mold, mildew and other sources of unpleasant odors.  The Company amortizes these patents over their remaining life on a straight line basis.  The Company amortized approximately $51,000 for each of the years ended December 31, 2013 and 2012, respectively.  On August 6, 2013, the Company purchased for $160,000 royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology.  The Company is amortizing the royalty rights over their remaining life on a straight line basis, and amortized approximately $7,000 for the year ended December 31, 2013.  See Note 4.

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

Earnings per share – The Company computes earnings per share in accordance with the provisions of ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.  See Note 13 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2013 and 2012 are as follows:

	2013	2012
Raw materials	$3,262,769	$4,055,812
Finished goods	4,407,421	5,472,771
Inventories, gross	7,670,190	9,528,583

Inventory reserves	(302,296)	(271,994)

Inventories, net	$7,367,894	$9,256,589

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $408,000 and $487,000 at December 31, 2013 and 2012, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	Estimated
	Useful Life	2013	2012

Land		$278,325	$278,325
Building and Improvements	30 years	4,632,565	4,489,377
Manufacturing and warehouse equipment	6-20 years	8,160,173	7,982,669
Office equipment and furniture	3-5 years	830,950	738,584
Construction in process		19,604	249,027
Leasehold improvements	10-15 years	419,315	122,644
Automobile	3 years	32,263	-
Property, plant and equipment, gross		14,373,195	13,860,626

Less accumulated depreciation		9,256,754	8,532,717

Property, plant and equipment, net		$5,116,441	$5,327,909

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to approximately $724,000 and $650,000, respectively.

Note 4 – OdorStar Joint Venture

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar. OdorStar owns patents that relate to a formula and delivery system (the “Patents”), for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors. Under OdorStar’s Operating Agreement, each of the Company and BBL are required to make monthly payments to OdorStar, based on their purchases of products incorporating the patented technology, to provide for operating expenses. In addition, prior to August 6, 2013, OdorStar paid a royalty, funded by the Company and BBL based upon their respective sales of products encompassing the patented technology, to an unaffiliated company that sold the Patents to BBL (BBL subsequently contributed the Patents to OdorStar). On August 6, 2013, the Company purchased the unaffiliated company’s royalty rights for $160,000. The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar. Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements. The Company’s consolidated balance sheets include approximately $474,000 and $496,000 in assets and $16,000 and $7,000 in liabilities of OdorStar at December 31, 2013 and 2012, respectively. The Company’s consolidated statements of operations include OdorStar’s operating loss of approximately $51,000 and OdorStar’s operating loss of approximately $56,000 during the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013 the Company had an interest only note receivable of $111,420 due in 2015 from BBL for operating expenses owed related to OdorStar.

Note 5 – Revolving line of credit:

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest) falls to or below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility. The Company’s obligations under the revolving line of credit and the term loan discussed in Note 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.

The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At December 31, 2013, the Company was in compliance with these covenants.  At December 31, 2013 and December 31, 2012, the Company had no borrowings under the revolving line of credit.

Note 6 – Accrued expenses payable

Accrued expenses payable at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Accrued customer promotions	$415,392	$431,015
Accrued payroll, commissions, and benefits	317,810	188,645
Other	334,153	293,469

Total accrued expenses payable	$1,067,355	$913,129

Note 7 – Long-term debt:

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date the term loan matures.  The proceeds of the term loan were used to pay the Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”).  The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At December 31, 2013 approximately $1,513,000 was outstanding under the term loan.

At December 31, 2013 and December 31, 2012, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $19,532 and $37,552 at December 31, 2013 and December 31, 2012, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long-term debt at December 31, 2013 and 2012:

	Current Portion		Long-term Portion
	2013	2012	2013	2012

Term loan	$403,074	$389,075	$1,109,680	$1,512,754
Capitalized equipment leases	11,451	18,020	8,081	19,532

Total long-term debt	$414,525	$407,095	$1,117,761	$1,532,286

Required principal payments under these obligations are set forth below:

Year ending December 31,
2014	$414,525
2015	425,657
2016	432,601
2017	259,503
Total	$1,532,286

Note 8 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2013	2012
Federal – current	$799,264	$1,011,543
Federal – deferred	(333)	9,842
State – current	17,835	33,398
State – deferred	(954)	295
Total provision for income taxes	$815,812	$1,055,078

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2013	%	2012	%
Income Tax computed at statutory rate	$765,367	34.0%	$1,016,323	34.0%
State tax, net of federal benefit	12,344	0.5%	21,637	0.7%
Loss attributable to noncontrolling interest	8,746	0.4%	9,581	0.3%
Share based compensation	85,109	3.7%	66,600	2.2%
Other, permanent adjustments	(59,247)	-2.6%	(86,666)	-2.9%
Tax credits and prior year tax adj.	3.493	0.2%	27,603	1.0%
Provision for income taxes	$815,812	36.2%	$1,055,078	35.3%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deferred taxes – current
Reserves for bad debts, inventories, and other accruals	$137,821	$120,740
Depreciation of property and equipment	(73,156)	(64,519)
Total deferred tax asset current	$64,665	$56,221

Deferred taxes - non-current
Depreciation of property and equipment	$(237,635)	$(230,478)
Total deferred tax liability non-current	$(237,635)	$(230,478)

Note 9 – Related party transactions:

During 2013, as in previous years, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $1,834,000 and $1,487,000 during the years ended December 31, 2013 and 2012, respectively, and administrative fees aggregated approximately $406,000 and $335,000 during the years ended December 31, 2013 and 2012, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $536,000 and $556,000 at December 31, 2013 and 2012, respectively. Transactions with the affiliated companies were made in the ordinary course of business. While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins it realizes with respect to sales to its larger domestic customers.. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development.  The Company paid the entity $42,000 for each of the years ended December 31, 2013 and 2012, respectively, under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  The Company paid in aggregate approximately $678,000 and $620,000 to the entity during the years ended December 31, 2013 and 2012, respectively.

Note 10 – Commitments and Contingencies

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease during each of the years ended December 31, 2013 and 2012 was approximately $96,000.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $8,000 annually.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,
2014	$96,064
2015	97,985
2016	99,945
2017	101,944
2018	103,983
Thereafter	551,953
Total	$1,051,874

From time to time the Company will actively defend its patents through legal action. Odorstar, the Company’s 50% owned joint venture, is currently the plaintiff in two separate lawsuits. During 2013, Odorstar filed a claim of patent infringement against another party. This claim was denied by the court in January 2014 and Odorstar has filed an appeal in Federal Court. The defendant has filed a motion for attorneys’ fees of $250,000, however there is no determination at this time as to the likelihood of success of Odorstar’s appeal or the defendant’s motion.  Based on the facts from the Company’s attorneys we do not expect the court to grant the defendant’s motion.

The defendants in the second lawsuit have filed counter-claims, however at this time the outcome of these matters cannot be determined.

Note 11 - Stock options and awards:

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

The Plan authorizes 750,000 shares of the Company’s common stock for issuance, subject to antidilution adjustments upon the occurrence of certain events affecting the common stock.  The Company issued stock awards under the Plan to officers, key employees and a consultant totaling 121,000 and 117,000 shares of common stock in the aggregate during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, 373,000 shares remained available for future issuance under the Plan.  Compensation expense related to the stock awards was approximately $306,000 and $223,000 for the years ended December 31, 2013 and 2012, respectively.

During 2013, stock options to purchase an aggregate of 193,400 shares were exercised and stock options to purchase an aggregate of 3,000 shares were forfeited. Following the withholding of an aggregate of 42,838 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 150,562 shares to the option holders who exercised their options.

The following tables provide information at December 31, 2013 and 2012 regarding outstanding options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans.  As used in the table below, “2002 ISO” refers to the Company’s 2002 Incentive Stock Option Plan, “2007 ISO” refers to the Company’s 2007 Incentive Stock Option Plan, “2008 ISO” refers to the Company’s 2008 Incentive Stock Option Plan, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

December 31, 2013
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	.2
2002 NQ	5/25/04	30,000	30,000	$1.46	5/24/14	.4
2002 NQ	4/3/06	40,000	40,000	$1.08	4/2/16	2.3
2002 NQ	12/17/07	40,000	40,000	$1.32	12/16/17	4.0
2008 NQ	1/11/09	40,000	40,000	$0.69	1/10/19	5.1
2008 NQ	4/26/10	20,000	20,000	$2.07	4/25/20	6.4
		285,000	285,000	$0 .95		2.2

December 31, 2012
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	1.2
2008 ISO	8/25/08	141,400	107,680	$0.97	8/21/13	.7
2002 NQ	6/20/03	30,000	30,000	$1.03	6/19/13	.5
2002 NQ	5/25/04	30,000	30,000	$1.46	5/24/14	1.4
2002 NQ	4/3/06	40,000	40,000	$1.08	4/2/16	3.3
2002 NQ	12/17/07	50,000	50,000	$1.32	12/16/17	5.0
2008 NQ	1/11/09	50,000	50,000	$0.69	1/10/19	6.1
2008 NQ	4/26/10	25,000	25,000	$2.07	4/25/20	7.4
		481,400	447,680	$0.98		2.4

The following table shows the number of options outstanding under each stock option plan at December 31, 2013:

Plan	Options Outstanding
Non Plan	115,000
2002 NQ	110,000
2008 NQ	60,000
Totals	285,000

The following table provides information relating to stock option transactions during the years ended December 31, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	366,400	$1.11	680,700	$$1.27
Options exercised	(193,400)	$1.01	(302,800)	$1.46
Options forfeited or expired	(3,000)	$0.97	(11,500)	$1.51
Options outstanding end of the year	170,000	$1.23	366,400	$1.11
Non plan options	115,000	$0.55	115,000	$0.55
Totals	285,000	$0.95	481,400	$$0.98

Stock options may be awarded as part of compensation to executives, employees, directors and others, pursuant to the terms of the Company’s Omnibus Equity Compensation Plan, but no options were awarded under the plan in 2013 or 2012.  Grants of stock options or other equity awards are made at the discretion of the Equity Grant Committee of the Board of Directors.  Options previously were granted under the Company’s other stock option plans.  Qualified options previously granted typically had a five-year term with vesting in equal 20% increments on each anniversary of the date of grant.  No qualified options were outstanding on December 31, 2013. Non-qualified options were previously granted to outside directors have a 10-year term and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  Compensation cost recognized during the year ended December 31, 2013 and 2012 attributable to stock options amounted to approximately $12,000 and $54,000, respectively.

At December 31, 2013 and 2012, there was $0 and $12,000 of unrecognized compensation cost related to unvested share based compensation arrangements.

Note 12 – Major customers:

The Company had sales to each of two major customers, that constituted in excess of 10% of the Company’s consolidated net revenues for each of the years ended December 31, 2013 and 2012.  Sales to these customers aggregated approximately 39% and 37% of consolidated net revenues for 2013 and 2012, respectively.

The Company’s top five unaffiliated customers represented approximately 49% and 49%, of consolidated net revenues for the years ended December 31, 2013 and 2012, respectively, and 31% and 23% of consolidated trade accounts receivables at December 31, 2013 and 2012, respectively.  While the Company enjoys good relations with these customers, the loss of any of these customers could have an adverse impact on the Company’s operations.

Note 13 – Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to Ocean-Bio Chem, Inc. by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Year Ended December 31,
	2013	2012
Earnings per common share –Basic

Net income attributable to OBCI	$1,460,992	$1,962,288

Weighted average number of common shares outstanding	8,542,686	8,229,720

Earnings per common share – Basic	$0.17	$0.24

Earnings per common share – Diluted

Net income attributable to OBCI	$1,460,992	$1,962,288

Weighted average number of common shares outstanding	8,542,686	8,229,720

Effect of employee stock-based awards	244,982	326,387

Weighted average number of common shares outstanding - assuming dilution	8,787,668	8,556,107

Earnings per common share - Diluted	$0.17	$0.23

The Company had no stock options outstanding at December 31, 2013 and 2012, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Shareholders’ equity:

On June 8, 2012, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, $.01 par value, from 10,000,000 shares to 12,000,000 shares and enable the Company to issue shares for such consideration as is permitted under the Florida Business Corporation Act.

During the years ended December 31, 2013 and 2012, the Company granted stock awards of 121,000 and 117,000 shares of common stock, respectively, to certain executives, key employees and a consultant.  Compensation expense recorded in connection with the stock awards for the years ended December 31, 2013 and 2012 aggregated approximately $306,000 and $223,000, respectively.

During 2013, several employees of the Company and a consultant exercised options to purchase 193,400 shares of the Company’s common stock for approximately $80,000 in cash and the withholding of 42,838 shares.  As a result, 150,562 shares were issued, and approximately $80,000 is reflected as paid in capital on the consolidated balance sheet.

During 2012, several employees of the Company and a consultant exercised options to purchase 302,800 shares of the Company’s common stock for approximately $169,500 in cash and the withholding of 128,301 shares.  As a result, 174,499 shares were issued, and approximately $169,500 is reflected as paid in capital on the consolidated balance sheet.

Note -15 – Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the year ended December 31, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

Note-16 – Subsequent Events

On March 18, 2014, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.05 per share payable on April 15, 2014 to shareholders of record on April 1, 2014.

EXHIBIT INDEX

Exhibit No.

3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2
Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.11
Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12
Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.13	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc.
10.14	OdorStar Technology, LLC Operating Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
*21.	List of Subsidiaries

E-1

Exhibit No.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101
The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.

E-2