Form 10-Q
period 2014-03-31
OCEAN BIO CHEM INC
filed 2014-05-15
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 15, 2014, 8,800,314 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at March 31, 2014 (unaudited) and December 31, 2013	3

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2014 and 2013	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2014 and 2013	5

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2014 and 2013	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4. Controls and Procedures	16

PART II	Other Information:

	Item 1A. Risk Factors	16

	Item 6. Exhibits	17

	Signatures	18

PART 1-FINANCIAL INFORMATION
Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$2.830.230	$3,071,887
Trade accounts receivable less allowances of approximately $45,000 and $93,000, respectively	2,968,136	4,413,656
Receivables due from affiliated companies	1,029,021	536,402
Inventories, net	8,763,691	7,367,894
Prepaid expenses and other current assets	773,663	621,107
Deferred tax asset	45,714	64,665
Total Current Assets	16,410,455	16,075,611

Property, plant and equipment, net	5,116,274	5,116,441

Other Assets:
Trademarks, trade names, royalty rights, and patents, net	902,921	920,269
Other assets	129,562	130,803
Total Other Assets	1,032,483	1,051,072
Total Assets	$22,559,212	$22,243,124

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,491,157	$1,013,829
Dividends payable	440,016	-
Current portion of long term debt	416,240	414,525
Income taxes payable	115,294	119,943
Accrued expenses payable	759,217	1,067,355
Total Current Liabilities	3,221,924	2,615,652

Deferred tax liability	216,553	237,635
Long term debt, less current portion	1,012,419	1,117,761
Total Liabilities	4,450,896	3,971,048

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,864,888 and 8,749,888 shares issued	88,649	87,499
Additional paid in capital	8,855,060	8,805,460
Less cost of common stock in treasury, 64,574 and 79,941 shares, respectively	(52,529)	(65,029)
Accumulated other comprehensive loss	(270,617)	(266,456)
Retained earnings	9,265,710	9,482,128
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	17,886,273	18,043,602

Noncontrolling interest	222,043	228,474

Total Shareholders' Equity	18,108,316	18,272,076
Total Liabilities and Shareholders' Equity	$22,559,212	$22,243,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Gross sales	$6,240,025	$6,651,028
Less: discounts, returns, and allowances	319,326	338,725

Net sales	5,920,699	6,312,303

Cost of goods sold	3,833,036	4,071,044

Gross profit	2,087,663	2,241,259

Operating Expenses:
Advertising and promotion	583,869	566,811
Selling and administrative	1,152,025	1,149,522
Total operating expenses	1,735,894	1,716,333

Operating income	351,769	524,926

Other income (expense)
Interest, net (expense)	(11,382)	(17,401)

Income before income taxes	340,387	507,525

Provision for income taxes	123,220	179,156

Net income	217,167	328,369

Loss attributable to noncontrolling interests	6,431	20,683
Net income attributable to Ocean Bio-Chem, Inc.	$223,598	$349,052

Earnings per common share – basic and diluted	$0.03	$0.04

Dividends per common share	$0.05	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$217,167	$328,369

Other comprehensive (loss) income:

Foreign currency translation adjustment	(4,161)	(2,150)

Comprehensive income	213,006	326,219

Comprehensive loss attributable to noncontrolling interests	6,431	20,683

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$219,437	$346,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:

Net income	$217,167	$328,369
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	201,005	186,497
Deferred income taxes	(2,131)	14,269
Stock based compensation	-	4,586
Other operating non-cash items	(36,886)	11,510

Changes in assets and liabilities:
Trade accounts receivable	1,493,516	(272,555)
Inventories	(1,395,797)	(843,617)
Other assets	1,241	1,242
Prepaid expenses and other current assets	(152,556)	(151,049)
Receivables due from affiliated companies	(492,619)	(62,224)
Accounts payable and other accrued expenses	164,541	31,204

Net cash used in operating activities	(2,519)	(751,768)

Cash flows from investing activities:
Purchases of property, plant and equipment	(183,490)	(119,440)

Net cash used in investing activities	(183,490)	(119,440)

Cash flows from financing activities:
Payments on long-term debt	(103,627)	(100,758)
Proceeds from exercise of stock options	63,250	-

Net cash used in financing activities	(40,377)	(100,758)

Effect of exchange rates on cash	(15,271)	(2,001)

Net decrease in cash	(241,657)	(973,967)

Cash at beginning of period	3,071,887	1,508,385
Cash at end of period	$2,830,230	$534,418

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$13,974	$17,674
Cash paid for income taxes during period	$130,000	$77,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the three months ended March 31, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Raw materials	$3,642,178	$3,262,769
Finished goods	5,423,809	4,407,421
Inventories, gross	9,065,987	7,670,190

Inventory reserves	(302,296))	(302,296)

Inventories, net	$8,763,691	$7,367,894

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $413,000 and $408,000 at March 31, 2014 and December 31, 2013, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	Estimate Useful Life	March 31, 2014	December 31, 2013
Land		$278,325	$278,325
Building and improvements	30 years	4,632,565	4,632,565
Manufacturing and warehouse equipment	6-20 years	8,160,173	8,160,173
Office equipment and furniture	3-5 years	834,505	830,950
Construction in process		160,103	19,604
Leasehold improvements	10-15 years	419,315	419,315
Automobile	3 years	32,263	32,263
Property, plant and equipment, gross		14,517,249	14,373,195

Less accumulated depreciation		(9,400,975)	(9,256,754)

Property, plant and equipment, net		$5,116,274	$5,116,441

5.	ODORSTAR JOINT VENTURE

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar. OdorStar owns patents that relate to a formula and delivery system (the “Patents”), for use with products containing chlorine dioxide, designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors. Under OdorStar’s Operating Agreement, each of the Company and BBL are required to make monthly payments to OdorStar, based on their purchases of products incorporating the patented technology, to provide for operating expenses. In addition, prior to August 6, 2013, OdorStar paid a royalty, funded by the Company and BBL based upon their respective sales of products encompassing the patented technology, to an unaffiliated company that sold the Patents to BBL (BBL subsequently contributed the Patents to OdorStar). On August 6, 2013, the Company purchased the unaffiliated company’s royalty rights for $160,000. The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar. Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements. The Company’s consolidated balance sheets include approximately $507,000 and $474,000 in assets and $0 and $16,000 in liabilities of OdorStar at March 31, 2014 and December 31, 2013, respectively. The Company’s consolidated statements of operations include OdorStar’s operating losses of approximately $13,000 and $41,000 during the three months ended March 31, 2014 and 2013, respectively. During 2013, the Company paid BBL's funding obligation with respect to a portion of OdorStar's operating expenses, and BBL issued a note to the Company in the amount of $111,420, which was outstanding on March 31, 2014 and December 31, 2013. Payments of interest only on the note are required until December 2015, at which time all principal on the note is due and payable. In the event principal is not paid when due, the Company has the right to demand an adjustment in the Company's and BBL's capital interests in OdorStar, with the unpaid amounts treated as an additional capital contribution by the Company.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.   The Company’s obligations under the revolving line of credit and the term loan discussed in Note 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At March 31, 2014, the Company was in compliance with these covenants. At March 31, 2014 and December 31, 2013, the Company had no borrowings under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At March 31, 2014, approximately $1,413,000 was outstanding under the term loan.

At March 31, 2014 and December 31, 2013, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $15,341 and $19,532 at March 31, 2014 and December 31, 2013, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at March 31, 2014 and December 31, 2013:

	Current Portion		Long Term Portion
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Term loan	$406,652	$403,074	$1,006,666	$1,109,680
Capitalized equipment leases	9,588	11,451	5,753	8,081

Total long term debt	$416,240	$414,525	$1,012,419	$1,117,761

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2015	$416,240
2016	427,036
2017	436,441
2018	148,942
Total	$1,428,659

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $713,000 and $471,000 during the three months ended March 31, 2014 and 2013, respectively.  Administrative fees aggregated approximately $92,000 and $102,000 during the three months ended March 31, 2014 and 2013, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,029,000 and $536,000 at March 31, 2014 and December 31, 2013, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development, marketing and advertising.  Under this arrangement, the Company paid the entity approximately $10,500 for each of the three month periods ended March 31, 2014 and 2013, under this arrangement.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2014 and 2013, the Company paid an aggregate of approximately $217,000 and $183,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $8,000 annually.

On November 26, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, amending a complaint initially filed on January 13, 2013. The Second Amended Complaint was filed against SMM Distributors LLC (now defunct) d/b/a Biocide Systems, and SMM Manufacturing, Inc. (collectively, "Biocide"). The Second Amended Complaint alleged that Biocide manufactured, used, sold and continues to sell an odor eliminating product that infringes OdorStar's U.S. patent relating to OdorStar's delivery system for use with products containing chlorine dioxide. Biocide denied the allegations of the Second Amended Complaint, and both the plaintiffs and defendants filed motions for summary judgment. On January 27, 2014, the District Court granted the defendants' motion for summary judgment and denied the plaintiffs' motion.

OdorStar and Kinpak have appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. The appeal is pending.
On March 27, 2014, the defendants filed a motion with the District Court seeking payment by OdorStar and Kinpak of their attorneys’ fees and non-taxable costs in the amount of $259,550, based on, among other things, the defendants’ contention that the plaintiffs' patent infringement claims were vexatious and intended to intimidate the defendants into withdrawing from competition with the plaintiffs.  OdorStar and Kinpak filed an opposition to the motion, essentially denying the defendants' contentions and stating that defendants were not entitled to payment of their attorneys’ fees under applicable legal standards. The District Court has not yet ruled on the motion.

10.	DIVIDENDS

On March 18, 2014, the Board of Directors of Ocean Bio-Chem, Inc.  declared a special cash dividend of $0.05 per common share payable on April 15, 2014 to all shareholders of record on April 1, 2014.  On April 1, 2014 there were 8,800,314 shares of common stock outstanding; as a result the Company recorded a $440,016 liability for dividends payable, which is reflected on the March 31, 2014 balance sheet.  In accordance with the action of the Board of Directors, the dividend was paid on April 15, 2014.

11.	EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2014	2013
Earnings per common share -Basic

Net income attributable to OBCI	$223,598	$349,052

Weighted average number of common shares outstanding	8,690,074	8,398,385

Earnings per common share - Basic	$0.03	$0.04

Earnings per common share – Diluted

Net income attributable to OBCI	$223,598	$349,052

Weighted average number of common shares outstanding	8,690,074	8,398,385

Dilutive effect of employee stock options	173,050	283,723

Weighted average number of common shares outstanding - assuming dilution	8,863,124	8,682,108

Earnings per common share - Diluted	$0.03	$0.04

The Company had no stock options outstanding for each of the three month periods ended March 31, 2014 and 2013, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

12.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended March 31, 2014, stock options to purchase an aggregate of 145,000 shares were exercised.  Following the withholding of an aggregate of 14,633 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 130,367 shares to the option holders who exercised their options.

Stock compensation expense attributable to stock options was $0 and approximately $5,000 for the three months ended March 31, 2014 and 2013, respectively. There were no stock awards issued during the three months ended March 31, 2014 and 2013.

At March 31, 2014, there was no unrecognized compensation expense related to stock options .

The following table provides information at March 31, 2014 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002NQ	4/03/06	40,000	40,000	$1.08	4/02/16	2.0
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	3.8
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	4.9
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	6.2

		140,000	140,000	$1.18		3.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, our belief that cooperative advertising and promotion expense will be lower in the second quarter of 2014 than it was in the second quarter of 2013, our ability to negotiate the renewal or replacement of our revolving credit facility on acceptable terms, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; the outcome of pending patent litigation; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

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

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales were approximately $5,921,000 for the three months ended March 31, 2014 compared to approximately $6,312,000 during the corresponding period in 2013, a decrease of approximately $391,000 or 6.2%.  We believe the decline in sales, which principally affected our marine products, resulted from cold weather and snow across many portions of the United States that delayed the start of the boating season. The decrease in marine sales was partially offset by increases in sales of our fuel treatment products to major hardware chains, as well as to major auto parts retailers.

Cost of goods sold and gross profit – Cost of goods sold decreased by approximately $238,000 or 5.8% to approximately $3,833,000 during the three months ended March 31, 2014, from approximately $4,071,000 during the same period in 2013.  The decrease in cost of goods sold reflects the decrease in net sales.

Gross profit decreased by approximately $153,000 or 6.8% to approximately $2,088,000 for the three months ended March 31, 2014, from approximately $2,241,000 during the same period in 2013, as the result of the factors described above.

As a percentage of net sales, gross profit was approximately 35.3% and 35.5% for the three month periods ended March 31, 2014 and 2013 respectively.

Advertising and promotion expenses increased to approximately $584,000 for the three months ended March 31, 2014 from approximately $567,000 during the corresponding period in 2013, an increase of approximately $17,000 or 3.0%.  As a percentage of net sales, advertising and promotion expense was approximately 9.9% in the first quarter of 2014 compared to approximately 9.0% in the first quarter of 2013.  The increase relates to the timing of some of our cooperative advertising programs, and we believe cooperative advertising expenses will be lower in the second quarter of 2014 than in the second quarter of 2013.

Selling and administrative expenses increased by approximately $2,000 or 0.2%, from approximately $1,150,000 during the three months ended March 31, 2013 to approximately $1,152,000 during the same period in 2014.  As a percentage of net sales, selling and administrative expenses increased to 19.5% during the first quarter of 2014 as compared to 18.2% in the first quarter of 2013.

Interest expense, net decreased by approximately $6,000 to approximately $11,000 during the three months ended March 31, 2014, compared to approximately $17,000 during the three months ended March 31, 2013. The decrease reflects the declining outstanding principal on our term loan.

Operating income – As a result of the foregoing, operating income was approximately $352,000 in the first quarter of 2014 compared to approximately $525,000 in the corresponding 2013 period, a decrease of approximately $173,000 or 33.0%.

Income taxes - Our income tax expense in the first quarter of 2014 was approximately $123,000, or 36.2% of pretax income, compared to approximately $179,000, or 35.3% of pretax income, during the corresponding period in 2013.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the first quarter of 2014 decreased by approximately $111,000, or 33.8%, to approximately $217,000 from approximately $328,000 in the first quarter of 2013.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $125,000, or 35.8%, to approximately $224,000 in the first quarter 2014, from approximately $349,000 in 2013.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $6,000 and $21,000 for the first quarter of 2014 and 2013, respectively, which are attributable to the interest of the other participant in the OdorStar Technology,  LLC (“OdorStar”), joint venture. See Note 5 to the condensed consolidated financial statements included in this report.

Liquidity and capital resources:

Our cash balance was approximately $2,830,000 at March 31, 2014 compared to approximately $3,072,000 at December 31, 2013. At March 31, 2014 and December 31, 2013, we had no borrowings under the revolving line of credit.

Net cash used in operating activities during the three months ended March 31, 2014 was approximately $3,000 compared to net cash used in operating activities of approximately $752,000 for the three months ended March 31, 2013.  The decrease in cash used in operating activities is primarily due to strong collections of trade accounts receivable relating to sales in the latter part of 2013, partially offset by increases in inventory purchases and receivables due from affiliated companies.

Net trade accounts receivable aggregated approximately $2,968,000 at March 31, 2014 a decrease of approximately $1,446,000 or 32.8% compared to net trade accounts receivable of $1,414,000 at December 31, 2013. The higher trade accounts receivable balance at December 31, 2013 reflected the timing of sales during the fourth quarter of 2013.

Inventories, net increased by approximately $1,396,000 or 18.9% from approximately $7,368,000 at December 31, 2013 to approximately $8,764,000 at March 31, 2014.  We have increased our inventory in anticipation of the start of the boating season.

Net cash used in investing activities was approximately $183,000 for the three months ended March 31, 2014 compared to approximately $119,000 for the three months ended March 31, 2013.  In both periods the cash was used for purchases of property, plant, and equipment.  We continue to invest in our manufacturing facilities as we deem appropriate.

Net cash used in financing activities was approximately $40,000 for the three months ended March 31, 2014 compared to net cash used of approximately $101,000 during the three months ended March 31, 2013. While both periods reflected repayments under our term loan, we received approximately $63,000 in cash during the quarter ended March 31, 2014 as a result of the exercise of stock options in the first quarter of 2014 .

During the quarter ended March 31, 2014, the Company's Board of Directors declared a special cash dividend of $0.05 per share, which was paid to shareholders of record on April 1, 2014. The aggregate dividend payment totaled $440,016.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At March 31, 2014, our debt service coverage ratio was approximately 5.3 to 1.

The Credit Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2014, we were in compliance with these covenants.

Under the renewed revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless our debt service coverage ratio falls to or below 2.0 to 1, in which case the additional percentage will be 2.75% per annum). In no event will the interest rate be less than 2.0% per annum. Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, we may repay and reborrow funds from time to time. Interest payments are made in monthly installments on outstanding average balances with all outstanding principal and interest payable on July 6, 2014. At March 31, 2014, we had no borrowings under our revolving line of credit.

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

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $15,300 and $19,500 at March 31, 2014 and December 31, 2013, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the three months ended March 31, 2014, we recorded approximately $4,000 in foreign currency translation adjustments (decreasing shareholders equity by $4,000).

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

At March 31, 2014 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 26, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, amending a complaint initially filed on January 13, 2013. The Second Amended Complaint was filed against SMM Distributors LLC (now defunct) d/b/a Biocide Systems, and SMM Manufacturing, Inc. (collectively, "Biocide"). The Second Amended Complaint alleged that Biocide manufactured, used, sold and continues to sell an odor eliminating product that infringes OdorStar's U.S. patent relating to OdorStar's delivery system for use with products containing chlorine dioxide. Biocide denied the allegations of the Second Amended Complaint, and both the plaintiffs and defendants filed motions for summary judgment. On January 27, 2014, the District Court granted the defendants' motion for summary judgment and denied the plaintiffs' motion.

OdorStar and Kinpak have appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. The appeal is pending.

On March 27, 2014, the defendants filed a motion with the District Court seeking payment by OdorStar and Kinpak of their attorneys’ fees and non-taxable costs in the amount of $259,550, based on, among other things, the defendants’ contention that the plaintiffs' patent infringement claims were vexatious and intended to intimidate the defendants into withdrawing from competition with the plaintiffs. OdorStar and Kinpak filed an opposition to the motion, essentially denying the defendants' contentions and stating that defendants were not entitled to payment of their attorneys’ fees under applicable legal standards. The District Court has not yet ruled on the motion.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes  to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2014	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)