Form 10-Q
period 2014-06-30
OCEAN BIO CHEM INC
filed 2014-08-14
CIK 350737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 13, 2014, 8,914,274 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2014 and 2013	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2014 and 2013	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2014 and 2013	6

	Notes to condensed consolidated financial statements	7-13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

	Item 4. Controls and Procedures	19

PART II	Other Information:

	Item 1A. Risk Factors	19

	Item 6. Exhibits	20

	Signatures	21

PART 1-FINANCIAL INFORMATION
Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,713,635	$3,071,887
Trade accounts receivable less allowances of approximately $64,000 and $93,000, respectively	4,217,347	4,413,656
Receivables due from affiliated companies	832,431	536,402
Inventories, net	7,950,359	7,367,894
Prepaid expenses and other current assets	711,964	621,107
Deferred tax asset	52,551	64,665
Total Current Assets	16,478,287	16,075,611

Property, plant and equipment, net	5,220,618	5,116,441

Other Assets:
Trademarks, trade names, royalty rights, and patents, net	885,573	920,269
Other assets	179,173	130,803
Total Other Assets	1,064,746	1,051,072
Total Assets	$22,763,651	$22,243,124

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,347,678	$1,013,829
Current portion of long term debt	419,422	414,525
Income taxes payable	23,776	119,943
Accrued expenses payable	1,009,565	1,067,355
Total Current Liabilities	2,800,441	2,615,652

Deferred tax liability	206,743	237,635
Long term debt, less current portion	906,081	1,117,761
Total Liabilities	3,913,265	3,971,048

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,914,274 and 8,749,888 shares issued	89,142	87,499
Additional paid in capital	9,131,952	8,805,460
Less cost of common stock in treasury, 0 and 79,941 shares, respectively	-	(65,029)
Accumulated other comprehensive loss	(262,663)	(266,456)
Retained earnings	9,676,343	9,482,128
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	18,634,774	18,043,602

Noncontrolling interest	215,612	228,474

Total Shareholders' Equity	18,850,386	18,272,076
Total Liabilities and Shareholders' Equity	$22,763,651	$22,243,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Gross sales	$9,167,806	$8,529,350	$15,407,831	$15,180,378
Less: discounts, returns, and allowances	355,011	351,638	674,337	690,363

Net sales	8,812,795	8,177,712	14,733,494	14,490,015

Cost of goods sold	5,382,010	5,205,556	9,215,046	9,276,600

Gross profit	3,430,785	2,972,156	5,518,448	5,213,415

Operating Expenses:
Advertising and promotion	716,294	820,012	1,300,163	1,386,823
Selling and administrative	2,132,319	1,878,507	3,284,344	3,028,029
Total operating expenses	2,848,613	2,698,519	4,584,507	4,414,852

Operating income	582,172	273,637	933,941	798,563

Other expense
Interest, net (expense)	(10,135)	(18,223)	(21,517)	(35,624)

Income before income taxes	572,037	255,414	912,424	762,939

Provision for income taxes	167,835	91,994	291,055	271,150

Net income	404,202	163,420	621,369	491,789

Loss attributable to noncontrolling interests	6,431	9,196	12,862	29,879
Net income attributable to Ocean Bio-Chem, Inc.	$410,633	$172,616	$634,231	$521,668

Earnings per common share – basic and diluted	$0.05	$0.02	$0.07	$0.06

Dividends declared per common share	$--	$--	$0.05	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$404,202	$163,420	$621,369	$491,789

Other comprehensive income (loss):

Foreign currency translation adjustment	7,954	(4,463)	3,793	(6,613)

Comprehensive income	412,156	158,957	625,162	485,176

Comprehensive loss attributable to noncontrolling interests	6,431	9,196	12,862	29,879

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$418,587	$168,153	$638,024	$515,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:

Net income	$621,369	$491,789
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	406,987	376,805
Deferred income taxes	(18,778)	18,201
Stock based compensation	356,085	315,412
Other operating non-cash items	2,031	24,211

Changes in assets and liabilities:

Trade accounts receivable	225,308	(939,741)
Inventories	(582,465)	(442,666)
Other assets	(48,370)	2,484
Prepaid expenses and other current assets	(90,857)	(46,265)
Receivables due from affiliated companies	(296,029)	131,870
Accounts payable and other accrued expenses	139,246	100,145

Net cash provided by operating activities	714,527	32,245

Cash flows from investing activities:
Purchases of property, plant and equipment	(476,468)	(327,959)

Net cash used in investing activities	(476,468)	(327,959)

Cash flows from financing activities:
Payments on long-term debt	(206,783)	(202,488)
Dividends paid to common shareholders	(440,016)	--
Proceeds from exercise of stock options	63,250	--

Net cash used in financing activities	(583,549)	(202,488)

Effect of exchange rates on cash	(12,762)	(4,670)

Net decrease in cash	(358,252)	(502,872)

Cash at beginning of period	3,071,887	1,508,385
Cash at end of period	$2,713,635	$1,005,513

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$26,703	$35,451
Cash paid for income taxes during period	$406,000	$315,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows, or on financial statement disclosures made by the Company.

3.	INVENTORIES

The composition of inventories at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Raw materials	$3,452,636	$3,262,769
Finished goods	4,800,019	4,407,421
Inventories, gross	8,252,655	7,670,190

Inventory reserves	(302,296))	(302,296)

Inventories, net	$7,950,359	$7,367,894

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $444,000 and $408,000 at June 30, 2014 and December 31, 2013, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	Estimate Useful Life	June 30, 2014	December 31, 2013

Land		$278,325	$278,325
Building and improvements	30 years	4,632,565	4,632,565
Manufacturing and warehouse equipment	6-20 years	8,232,567	8,160,173
Office equipment and furniture	3-5 years	906,861	830,950
Construction in process		218,481	19,604
Leasehold improvements	10-15 years	428,214	419,315
Vehicles	3 years	113,214	32,263
Property, plant and equipment, gross		14,810,227	14,373,195

Less accumulated depreciation		(9,589,609)	(9,256,754)

Property, plant and equipment, net		$5,220,618	$5,116,441

5.	ODORSTAR JOINT VENTURE

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar.  OdorStar owns patents relating to a device for producing chlorine dioxide (the “Patents”), which, among other things, can be used in products designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors.  OdorStar’s Operating Agreement contemplates that each of the Company and BBL will make additional capital contributions to OdorStar, to the extent required by OdorStar’s business, unless one of them is unwilling or unable to contribute such additional monies, in which case the other member may contribute the additional monies, which will be considered a loan (as described below, BBL has issued a note to the Company as a result of the Company’s contribution of such additional monies during 2013).  In addition, prior to August 6, 2013, OdorStar paid a royalty, funded by the Company and BBL, based upon their respective sales of products encompassing the patented technology, to an unaffiliated company that sold the Patents to BBL (BBL subsequently contributed the Patents to OdorStar).  On August 6, 2013, the Company purchased the unaffiliated company’s royalty rights for $160,000.  The Company and BBL Distributors, LLC share equally in profits or losses from OdorStar.  Because the Company manages OdorStar, it has consolidated OdorStar in its financial statements.  The Company’s consolidated balance sheets include approximately $474,000 and $474,000 in assets and $0 and $16,000 in liabilities of OdorStar at June 30, 2014 and December 31, 2013, respectively.  The Company’s consolidated statements of operations include OdorStar’s operating losses of approximately $13,000 and $18,000 during the three months ended June 30, 2014 and 2013, respectively, and approximately $26,000 and $59,000 during the six months ended June 30, 2014 and 2013, respectively.  During 2013, the Company made additional capital contributions to OdorStar under the provisions of OdorStar’s Operating Agreement described above, and also provided $111,420 in additional funds to OdorStar, in lieu of amounts BBL would have paid as additional capital contributions had BBL been willing and able to do so. BBL issued a note to the Company in the amount of $111,420, which was outstanding on June 30, 2014 and December 31, 2013.  Payments of interest only on the note are required until December 2015, at which time all principal on the note is due and payable.  In the event principal is not paid when due, the Company has the right to demand an adjustment in the Company's and BBL's capital interests in OdorStar, with the unpaid amounts treated as an additional capital contribution by the Company. The Company has made additional capital contributions to OdorStar in 2014, and has provided to OdorStar additional funds in lieu of amounts BBL would have paid as additional capital contributions had BBL been willing and able to do so. Other assets shown on the balance sheet at June 30, 2014 include a receivable of approximately $61,000 due from BBL with respect to the additional funds provided by the Company.

6.	REVOLVING LINE OF CREDIT

On July 6, 2011, the Company, together with its subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)).  Under the Credit Agreement, the Company’s revolving line of credit with Regions Bank was renewed.  The terms of the revolving line of credit, as renewed, provide that the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.74% per annum (unless the Company’s debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, in which case the interest is payable at the 30 day LIBOR rate plus 2.75% per annum).  In no event will the interest rate be less than 2.0% per annum.  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time.  The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.   The Company’s obligations under the revolving line of credit and the term loan discussed in Note 7 below are cross-collateralized.  Interest on amounts borrowed under the revolving line of credit is payable in monthly installments on outstanding average balances, with all outstanding principal and interest payable on July 6, 2014.  The Credit Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At June 30, 2014, the Company was in compliance with these covenants. At June 30, 2014 and December 31, 2013, the Company had no borrowings under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At June 30, 2014, approximately $1,313,000 was outstanding under the term loan. The term loan and the revolving line of credit described in Note 6 are cross-defaulted (i.e., a default under one instrument will be deemed a default under the other).

At June 30, 2014 and December 31, 2013, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $12,505 and $19,532 at June 30, 2014 and December 31, 2013, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at June 30, 2014 and December 31, 2013:

	Current Portion		Long Term Portion
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Term loan	$410,261	$403,074	$902,737	$1,109,680
Capitalized equipment leases	9,161	11,451	3,344	8,081

Total long term debt	$419,422	$414,525	$906,081	$1,117,761

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2015	$419,422
2016	428,366
2017	440,315
2018	37,400
Total	$1,325,503

8.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2014 and 2013, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $295,000 and $469,000 during the three months ended June 30, 2014 and 2013, respectively, and approximately $1,008,000 and $940,000 for the six months ended June 30, 2014 and 2013, respectively.  Administrative fees aggregated approximately $147,000 and $134,000 during the three months ended June 30, 2014 and 2013, respectively, and approximately $239,000 and $236,000 for the six months ended June 30, 2014 and 2013, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $832,000 and $536,000 at June 30, 2014 and December 31, 2013, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development, marketing and advertising.  Under this arrangement, the Company paid the entity approximately $10,500 for each of the three month periods ended June 30, 2014 and 2013, and $21,000 for each of the six month periods ended June 30, 2014 and 2013.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2014 and 2013, the Company paid an aggregate of approximately $98,000 and $150,000, respectively, and during the six months ended June 30, 2014 and 2013, the Company paid an aggregate of approximately $315,000 and $333,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 and $24,000 for the three months ended June 30, 2014 and 2013, and was approximately $49,000 for each of the six month periods ended June 30, 2014 and 2013, respectively.

The Company leases from the Alabama State Port Authority a 1.5 acre docking facility on the Alabama River, located approximately eleven miles from the Company’s Alabama manufacturing facility.  The lease expires on September 30, 2014, and requires the Company to pay rent and additional expenses totaling approximately $8,000 annually.

On November 25, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, alleging patent infringement by SSM Distributors LLC, d/b/a Biocide Systems, and SSM Manufacturing, Inc. SMM Distributors LLC is now defunct. The Second Amended Complaint, which amended a complaint initially filed on January 18, 2013,   alleges that Biocide manufactured, used, sold and continues to sell an odor-eliminating product that infringes OdorStar's U.S. Patent No. 6,764,661 (“the ‘661 patent”), relating to a device for producing chlorine dioxide.  Biocide denied infringement and both sides moved for summary judgment. On January 27, 2014, the District Court granted the defendants' motion for summary judgment of non-infringement and denied the plaintiffs' motion.

OdorStar and Kinpak have appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. Specifically, OdorStar and Kinpak contend that the district court erred in construing the claims of the ‘661 patent and in entering summary judgment of non-infringement based on an incorrect claim construction. The appeal is pending.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per common share -Basic

Net income attributable to OBCI	$410,633	$172,616	$634,231	$521,668

Weighted average number of common shares outstanding	8,817,846	8,493,559	8,754,313	8,446,235

Earnings per common share - Basic	$0.05	$0.02	$0.07	$0.06

Earnings per common share – Diluted

Net income attributable to OBCI	$410,633	$172,616	$634,231	$521,668

Weighted average number of common shares outstanding	8,817,846	8,493,559	8,754,313	8,446,235

Dilutive effect of employee stock-based awards	83,225	292,461	127,925	287,970

Weighted average number of common shares outstanding - assuming dilution	8,901,071	8,786,020	8,882,238	8,734,205

Earnings per common share - Diluted	$0.05	$0.02	$0.07	$0.06

The Company had no stock options outstanding for each of the three and six month periods ended June 30, 2014 and 2013, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SPECIAL DIVIDEND

On April 15, 2014, the Company paid a special dividend of $0.05 per share to all common shareholders of record on April 1, 2014.The aggregate dividend payment was $440,016.

12.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended June 30, 2014, no stock options were exercised.

During the six months ended June 30, 2014, stock options to purchase an aggregate of 145,000 shares were exercised.  Following the withholding of an aggregate of 14,633 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 130,367 shares to the option holders who exercised their options.

Stock compensation expense recognized during the three and six months ended June 30, 2014 and 2013 attributable to stock awards totaled approximately $356,000 and $306,000, respectively. Stock compensation expense attributable to stock options was $0 and $4,000 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $9,000 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, there was no unrecognized compensation expense related to stock options.

The following table provides information at June 30, 2014 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002NQ	4/03/06	40,000	40,000	$1.08	4/02/16	1.8
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	3.5
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	4.6
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	5.9

		140,000	140,000	$1.18		3.7

13.	SUBSEQUENT EVENT

The revolving line of credit issued under the Credit Agreement expired on July 6, 2014. Following a brief extension of the revolving line of credit initially provided under the Credit Agreement, in August 2014 the Company and Regions Bank entered into a new Business Loan Agreement (the "Business Loan Agreement"), under which the Company was provided a renewed revolving line of credit. Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case interest is payable at the 30 day LIBOR rate plus 2.65% per annum). Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by the Company’s accounts receivable, inventory, contract rights and general intangibles, and, as a result of cross-collateralization of the Company’s obligations under the renewed revolving line of credit and the term loan discussed in Note 7 above, real property and equipment at Kinpak’s Montgomery, Alabama facility. The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our anticipated lower effective tax rate in 2014 as compared to 2013, anticipated full year 2014 advertising and promotion expenses, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

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

Results of Operations:

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For The Three Months Ended June 30,
			Percent		Percentage of Net Sales
	2014	2013	Change		2014	2013
Net Sales	$8,812,795	$8,177,712	7.8%		100.0%	100.0%
Cost of Goods Sold	5,382,010	5,205,556	3.4%		61.1%	63.7%
Gross Profit	3,430,785	2,972,156	15.4%		38.9%	36.3%
Advertising and Promotion	716,294	820,012	(12.6	% )	8.1%	10.0%
Selling and Administrative	2,132,319	1,878,507	13.5%		24.2%	23.0%
Operating Income	582,172	273,637	112.8%		6.6%	3.3%
Interest Expense, net	10,135	18,223	(44.4%)		0.1%	0.2%
Provision for Income Taxes	167,835	91,994	82.4%		1.9%	1.1%
Net Income	$404,202	$163,420	147.3%		4.6%	2.0%

Net Income Attributable to OBCI	$410,633	$172,616	137.9%		4.7%	2.1%

Net sales were approximately $8,813,000 for the three months ended June 30, 2014 compared to approximately $8,178,000 during the same period in 2013, an increase of approximately $635,000 or 7.8%.   The increased sales reflect growth in both branded and private label marine products, as compared to the same period in 2013.  The Company believes that the sales growth also represents sales that were postponed in the first quarter of 2014 due to harsh weather conditions. The higher sales reflect both volume and price increases.  These increases were partially offset by sales decreases of our lower margin winterizing products.

Cost of goods sold and gross profit – Cost of goods sold increased by approximately $176,000 or 3.4% to approximately $5,382,000 during the three months ended June 30, 2014, from approximately $5,206,000 during the same period in 2013, reflecting increased sales.

Gross profit increased by approximately $459,000 or 15.4% to approximately $3,431,000 for the three months ended June 30, 2014, from approximately $2,972,000 during the same period in 2013.  As a percentage of net sales, gross profit was approximately 38.9% and 36.3% for the three month periods ended June 30, 2014 and 2013 respectively.  The increased percentage for the 2014 period reflects increased selling prices, augmented by a more favorable product mix.

Advertising and promotion expenses decreased to approximately $716,000 for the three months ended June 30, 2014 from approximately $820,000 during the corresponding period in 2013, a decrease of approximately $104,000 or 12.6%.  As a percentage of net sales, advertising and promotion expense was approximately 8.1% in the second quarter of 2014 compared to approximately 10.0% in the second quarter of 2013.  The decrease reflects lower magazine advertising expenses.

Selling and administrative expenses increased by approximately $254,000 or 13.5%, from approximately $1,878,000 during the three months ended June 30, 2013 to approximately $2,132,000 during the same period in 2014.  The increase is attributable to higher selling expenses related to higher sales, increases in administrative salaries due to a combination of new personnel and salary increases, stock compensation expense, computer services, and legal fees related to ongoing patent litigation. See Note 9 to the condensed consolidated financial statements included in this report for further information. As a percentage of net sales, selling and administrative expenses increased to 24.2% during the second quarter of 2014 as compared to 23.0% in the second quarter of 2013.

Interest expense, net decreased by approximately $8,000 to approximately $10,000 during the three months ended June 30, 2014, compared to approximately $18,000 during the three months ended June 30, 2013. The decrease reflects the declining outstanding principal on our term loan, as well as interest income on a note (the "BBL Note") issued to us by BBL Distributors, LLC ("BBL") as a result of our payment, during 2013, of amounts BBL would have paid as additional capital contributions to OdorStar Technology LLC (“OdorStar”), to fund certain of OdorStar’s business requirements, had BBL been willing and able to do so.  See Note 5 to the condensed consolidated financial statements included in this report for further information.

Operating income – As a result of the foregoing, operating income was approximately $582,000 in the second quarter of 2014 compared to approximately $274,000 in the corresponding 2013 period, an increase of approximately $308,000 or 112.8%.

Income taxes - Our income tax expense in the second quarter of 2014 was approximately $168,000, or 29.3% of pretax income, compared to approximately $92,000, or 36.0% of pretax income, during the same period in 2013.  We anticipate a lower effective tax rate in 2014 as compared to 2013 because fewer of our 2014 expenses will be nondeductible.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the second quarter of 2014 increased by approximately $241,000, or 147.3%, to approximately $404,000 from approximately $163,000 in the second quarter of 2013.  Net income attributable to Ocean Bio-Chem. Inc. increased by approximately $238,000, or 137.9%, to approximately $411,000 in the second quarter of 2014, from approximately $173,000 during the same period in 2013.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $6,000 and $9,000 for the second quarter of 2014 and 2013, respectively, which are attributable to the interest of BBL in OdorStar. See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For The Six Months Ended June, 30
			Percent	Percentage of Net Sales
	2014	2013	Change	2014	2013
Net Sales	$14,733,494	$14,490,015	1.7%	100.0%	100.0%
Cost of Goods Sold	9,215,046	9,276,600	(0.7%)	62.5%	64.0%
Gross Profit	5,518,448	5,213,415	5.9%	37.5%	36.0%
Advertising and Promotion	1,300,163	1,386,823	(6.2%)	8.8%	9.6%
Selling and Administrative	3,284,344	3,028,029	8.5%	22.3%	20.9%
Operating Income	933,941	798,563	17.0%	6.3%	5.5%
Interest Expense, net	21,517	35,624	(39.6%)	0.1%	0.2%
Provision for Income Taxes	291,055	271,150	7.3%	2.0%	1.9%
Net Income	$621,369	$491,789	26.3%	4.2%	3.4%

Net Income Attributable to OBCI	$634,231	$521,668	21.6%	4.3%	3.6%

Net sales increased by $243,000 or 1.7% to approximately $14,733,000 for the six months ended June 30, 2014 compared to approximately $14,490,000 during the same period in 2013.  The increase in sales  primarily reflects continued growth of StarTron®, our fuel treatment product line, particularly in major hardware retail chains and national automotive aftermarket parts and accessories retail chains.

Cost of goods sold and gross profit – Cost of goods sold decreased by approximately $62,000 or 0.7% to approximately $9,215,000 during the six months ended June 30, 2014, from approximately $9,277,000 during the same period in 2013, as a result of a more favorable product mix and selling price increases.

Gross profit increased by approximately $305,000 or 5.9% to approximately $5,518,000 for the six months ended June 30, 2014, from approximately $5,213,000 for the same period in 2013, as the result of the factors described above.

As a percentage of net sales, gross profit was approximately 37.5% and 36.0% for the six months ended June 30, 2014 and 2013, respectively.

Advertising and promotion expenses decreased to approximately $1,300,000 for the six months ended June 30, 2014 from approximately $1,387,000 during the same period in 2013, a decrease of approximately $87,000 or 6.2%.  As a percentage of net sales, advertising and promotion expense was approximately 8.8% during the six months ended June 30, 2014 compared to approximately 9.6% in the comparable period of 2013.   The decrease is a result of lower magazine advertising and marketing expenses, partially offset by increased internet advertising, customer cooperative advertising expense (which is based on sales to the participating customers), and increased trade show expenses. Full year advertising and promotion expenses are anticipated to be in line with 2013 full year expenses.

Selling and administrative expenses increased by approximately $256,000 or 8.5%, from approximately $3,028,000 during the six months ended June 30, 2013 to approximately $3,284,000 during the six months ended June 30, 2014.   The increase is primarily attributable to stock based compensation, administrative salaries, legal fees associated with ongoing patent litigation (see Note 9 to the consolidated financial statements included in this report for further information), and computer services.  As a percentage of net sales, selling and administrative expenses increased to 22.3% during the six months ended June 30, 2014 as compared to 20.9% during the six months ended June 30, 2013.

Interest expense, net decreased by approximately $14,000 to approximately $22,000 during the six months ended June 30, 2014, compared to approximately $36,000 during the same period in 2013. The decrease reflects the declining outstanding principal on our term loan and  interest income from the BBL Note in 2014.   See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Operating income – As a result of the foregoing, operating income was approximately $934,000 for the six months ended June 30, 2014 compared to approximately $799,000 in the corresponding 2013 period, an increase of approximately $135,000 or 17.0%.

Income taxes - Our income tax expense for the six months ended June 30, 2014 is approximately $291,000, or 31.9% of pretax income, compared to approximately $271,000, or 35.5% of pretax income, during the same period in 2013.  We anticipate a lower effective tax rate in 2014 as compared to 2013 because fewer of our 2014 expenses will be nondeductible.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the six months ended June 30, 2014 increased by approximately $129,000, or 26.3%, to $621,000 from approximately $492,000 in the six months ended June 30, 2013.  Net income attributable to Ocean Bio-Chem. Inc. increased by approximately $112,000, or 21.6%, to approximately $634,000 for the six months ended June 30, 2013 from approximately $522,000 in 2013.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $13,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively, which are attributable to the interest of BBL in OdorStar.  See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Liquidity and capital resources:

Our cash balance was approximately $2,714,000 at June 30, 2014 compared to approximately $3,072,000 at December 31, 2013. At June 30, 2014 and December 31, 2013, we had no borrowings under the revolving line of credit.

Net cash provided by operating activities during the six months ended June 30, 2014 was approximately $715,000 compared to net cash provided by operating activities of approximately $32,000 for the six months ended June 30, 2013.  The increase in cash provided by operating activities reflects an increase in net income of $130,000 and net working capital usage of $653,000 for the six months ended June 30, 2014, a decrease of $541,000 compared to net working capital usage of $1,194,000 for the six months ended June 30, 2013.

Trade accounts receivable (net of a $29,000 non-cash reduction of our allowance for doubtful accounts to reflect improved collection experience) aggregated approximately $4,217,000 at June 30, 2014 a decrease of approximately $197,000 or 4.4% compared to net trade accounts receivable of approximately $4,414,000 at December 31, 2013.

Inventories, net increased by approximately $582,000 or 7.9% from approximately $7,368,000 at December 31, 2013 to approximately $7,950,000 at June 30, 2014.

Net cash used in investing activities was approximately $476,000 for the six months ended June 30, 2014 compared to approximately $328,000 for the six months ended June 30, 2013.  In both periods the cash was used for purchases of property, plant, and equipment.  We continue to invest in our manufacturing facilities as we deem appropriate.  In addition, during the six months ended June 30, 2014, we purchased a recreational vehicle and a trailer for use in advertising and exhibiting our products at trade shows and other events, such as fishing competitions.

Net cash used in financing activities was approximately $584,000 for the six months ended June 30, 2014 compared to net cash used of approximately $202,000 during the six months ended June 30, 2013. The increase in cash used is a result of our payment of a special cash dividend of $0.05 per share totaling $440,016, and increased principal payments on our long term debt of approximately $5,000, partially offset by approximately $63,000 of cash received from the exercise of stock options. No stock options were exercised during the six months ended June 30, 2013.

On July 6, 2011, we, together with our subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) Regions Bank provided a  revolving line of credit, and (b)REFCO provided a  term loan in the amount of $2,430,000, the proceeds of which were used to pay  Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”). The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At June 30, 2014, our debt service coverage ratio was approximately 5.9 to 1.

The revolving line of credit under the Credit Agreement expired on July 6, 2014.  Following a brief extension of the revolving line of credit initially provided under the Credit Agreement, in August 2014 we entered into a new Business Loan Agreement with Regions Bank (the "Business Loan Agreement") under which we were provided a new revolving line of credit.Under the revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement).  Interest on the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless our debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case in which case the interest is payable at the 30 day LIBOR rate plus 2.65% per annum).  Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, we may repay and reborrow funds from time to time, until expiration of the revolving line of credit on August 4, 2016, at which time all outstanding principal and interest is due and payable.

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  At June 30, 2014, we were in compliance with these covenants.

Our obligations under our borrowings from Regions Bank described above are secured by our accounts receivable, inventory, general intangibles and contract rights, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

At June 30, 2014, we had no borrowings under our revolving line of credit. See Notes 6 and 7 to the consolidated financial statements included in this report for further information regarding our loan obligations.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $12,500 and $19,500 at June 30, 2014 and December 31, 2013, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the six months ended June 30, 2014, we recorded approximately $4,000 in foreign currency translation adjustments (increasing shareholders’ equity by $4,000).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, our revolving line of credit.

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

At June 30, 2014 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

10.1
Business Loan Agreement, dated August 4, 2014 (executed August 6, 2014), between the Company and Regions Bank (the “Business Loan Agreement”) – Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2014.

10.2
Promissory Note, dated August 4, 2014 (executed August 6, 2014), issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”)- Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 8, 2014.

10.3
Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note.- Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note - Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 8, 2014.

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

101
The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes  to Condensed Consolidated Financial Statements. .

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2014	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)