Form 10-Q
period 2014-09-30
OCEAN BIO CHEM INC
filed 2014-11-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 13, 2014, 8,914,274 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at September 30, 2014 (unaudited) and December 31, 2013	3

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2014 and 2013	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2014 and 2013	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2014 and 2013	6

	Notes to condensed consolidated financial statements	7-13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

	Item 4. Controls and Procedures	19

PART II	Other Information:

	Item 1A. Risk Factors	19

	Item 6. Exhibits	20

	Signatures	21

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,828,433	$3,071,887
Trade accounts receivable less allowances of approximately $93,000 and $93,000, respectively	6,153,532	4,413,656
Receivables due from affiliated companies	489,597	536,402
Inventories, net	8,793,629	7,367,894
Prepaid expenses and other current assets	803,757	621,107
Deferred tax asset	67,546	64,665
Total Current Assets	18,136,494	16,075,611

Property, plant and equipment, net	5,220,565	5,116,441

Other Assets:
Trademarks, trade names, royalty rights, and patents, net	1,112,806	920,269
Other assets	6,325	130,803
Total Other Assets	1,119,131	1,051,072
Total Assets	$24,476,190	$22,243,124

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,397,419	$1,013,829
Current portion of long term debt	423,384	414,525
Income taxes payable	41,098	119,943
Accrued expenses payable	1,091,407	1,067,355
Total Current Liabilities	3,953,308	2,615,652

Deferred tax liability	196,571	237,635
Long term debt, less current portion	798,736	1,117,761
Total Liabilities	4,948,615	3,971,048

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,914,274 and 8,749,888 shares issued	89,142	87,499
Additional paid in capital	9,131,952	8,805,460
Less cost of common stock in treasury, 0 and 79,941 shares, respectively	-	(65,029)
Accumulated other comprehensive loss	(272,955)	(266,456)
Retained earnings	10,579,436	9,482,128
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	19,527,575	18,043,602

Noncontrolling interest	—	228,474

Total Shareholders' Equity	19,527,575	18,272,076
Total Liabilities and Shareholders' Equity	$24,476,190	$22,243,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Gross sales	$10,934,694	$10,878,028	$26,342,525	$26,058,406
Less: discounts, returns, and allowances	502,249	437,303	1,176,586	1,127,666

Net sales	10,432,445	10,440,725	25,165,939	24,930,740

Cost of goods sold	6,839,296	7,258,766	16,054,342	16,535,366

Gross profit	3,593,149	3,181,959	9,111,597	8,395,374

Operating Expenses:
Advertising and promotion	642,547	633,015	1,942,710	2,019,838
Selling and administrative	1,615,369	1,552,490	4,899,713	4,580,519
Total operating expenses	2,257,916	2,185,505	6,842,423	6,600,357

Operating income	1,335,233	996,454	2,269,174	1,795,017

Other expense
Interest, net (expense)	(10,272)	(16,219)	(31,789)	(51,843)

Income before income taxes	1,324,961	980,235	2,237,385	1,743,174

Provision for income taxes	426,155	351,081	717,210	622,231

Net income	898,806	629,154	1,520,175	1,120,943

Loss (gain) attributable to noncontrolling interests	4,287	(7,489)	17,149	22,390
Net income attributable to Ocean Bio-Chem, Inc.	$903,093	$621,665	$1,537,324	$1,143,333

Earnings per common share – basic and diluted	$0.10	$0.07	$0.17	$0.13

Dividends declared per common share	$—	$—	$0.05	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$898,806	$629,154	$1,520,175	$1,120,943

Other comprehensive (loss) income :

Foreign currency translation adjustment	(10,292)	3,438	(6,499)	(3,175)

Comprehensive income	888,514	632,592	1,513,676	1,117,768

Comprehensive loss (gain) attributable to noncontrolling interests	4,287	(7,489)	17,149	22,390

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$892,801	$625,103	$1,530,825	$1,140,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:

Net income	$1,520,175	$1,120,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	623,653	578,734
Deferred income taxes	(43,945)	(8,727)
Stock based compensation	356,085	318,110
Other operating non-cash items	29,868	132,499

Changes in assets and liabilities:

Trade accounts receivable	(1,838,350)	(4,059,225)
Inventories	(1,425,735)	649,554
Other assets	13,058	3,725
Prepaid expenses and other current assets	(182,650)	(135,127)
Receivables due from affiliated companies	46,805	113,516
Accounts payable and other accrued expenses	1,192,228	1,019,958

Net cash provided by (used in) operating activities	291,192	(266,040)

Cash flows from investing activities:
Purchases of property, plant and equipment	(675,734)	(475,362)
Cash paid for acquisition of joint venture partner's interest in OdorStar	(150,000)	—
Purchase of royalty rights	—	(160,000)

Net cash used in investing activities	(825,734)	(635,362)

Cash flows from financing activities:
Net borrowings under revolving line of credit	—	300,000
Payments on long-term debt	(310,166)	(304,476)
Dividends paid to common shareholders	(440,016)	—
Proceeds from exercise of stock options	63,250	79,667

Net cash (used in) provided by financing activities	(686,932)	75,191

Effect of exchange rates on cash	(21,980)	(2,680)

Net decrease in cash	(1,243,454)	(828,891)

Cash at beginning of period	3,071,887	1,508,385
Cash at end of period	$1,828,433	$679,494

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$39,571	$52,700
Cash paid for income taxes during period	$840,000	$701,100
Supplemental disclosure of noncash investing information:
Amounts due from joint venture partner released as part of acquisition of joint venture partner's interest in OdorStar	$305,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries, all of which are wholly-owned. Prior to September 16, 2014, one of the Company’s subsidiaries, OdorStar Technology, LLC (“OdorStar”), was a joint venture in which the Company had a 50% interest. OdorStar was included in the unaudited condensed consolidated financial statements because the Company had a controlling interest.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the nine months ended September 30, 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows, or on financial statement disclosures made by the Company.

3.	INVENTORIES

The composition of inventories at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Raw materials	$3,565,164	$3,262,769
Finished goods	5,530,761	4,407,421
Inventories, gross	9,095,925	7,670,190

Inventory reserves	(302,296)	(302,296)

Inventories, net	$8,793,629	$7,367,894

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products. The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $551,000 and $408,000 at September 30, 2014 and December 31, 2013, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	Estimate Useful Life	September 30, 2014	December 31, 2013

Land		$278,325	$278,325
Building and improvements	30 years	4,648,089	4,632,565
Manufacturing and warehouse equipment	6-20 years	8,440,289	8,160,173
Office equipment and furniture	3-5 years	1,013,327	830,950
Construction in process		72,419	19,604
Leasehold improvements	10-15 years	428,214	419,315
Vehicles	3 years	128,830	32,263
Property, plant and equipment, gross		15,009,493	14,373,195

Less accumulated depreciation		(9,788,928)	(9,256,754)

Property, plant and equipment, net		$5,220,565	$5,116,441

5.	ODORSTAR JOINT VENTURE

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar. OdorStar owns patents relating to a device for producing chlorine dioxide, which, among other things, can be used in products designed to safely prevent and eliminate odors relating to mold, mildew and other sources of unpleasant odors. Disinfectant products incorporating the device are manufactured and marketed under the Performacide® brand name.

OdorStar operated as a joint venture until September 16, 2014, when the Company acquired BBL’s membership interest, at which time OdorStar became a wholly-owned subsidiary of the Company. In connection with the Company’s acquisition in OdorStar, BBL and its affiliates released any rights they may have to the Performacide® trade name. The Company paid BBL $150,000 and released BBL from indebtedness of $305,905 claimed by the Company.

Prior to the acquisition, the Company and BBL shared equally in profits or losses from OdorStar. The Company’s consolidated statements of operations include OdorStar’s operating loss of approximately $8,000 and operating income of $14,000 during the three months ended September 30, 2014 and 2013, respectively, and operating losses of approximately $34,000 and $45,000 during the nine months ended September 30, 2014 and 2013, respectively.

6.	REVOLVING LINE OF CREDIT

On August 4, 2014, Ocean Bio-Chem, Inc. (the “Company”) and Regions Bank entered into a new Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a renewed revolving line of credit. Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case interest is payable at the 30 day LIBOR rate plus 2.65% per annum).

Outstanding amounts under the revolving line of credit are payable on demand.  If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 7 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak").   The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly.  The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At September 30, 2014, the Company was in compliance with these covenants. At September 30, 2014 and December 31, 2013, the Company had no borrowings under the revolving line of credit.

The revolving line of credit replaces an earlier line of credit issued under a Credit Agreement that the Company, together with Kinpak, entered into with Regions Bank and Regions Equipment Finance Corporation ("REFCO") on July 6, 2011 (the "Credit Agreement"). The terms of the revolving line of credit under the Credit Agreement were similar to the terms of the revolving line of credit under the Business Loan Agreement.

7.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures.  The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At September 30, 2014, approximately $1,212,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Business Loan Agreement described in Note 6 are cross-defaulted (i.e., a default under one instrument will be deemed a default under the other).

At September 30, 2014 and December 31, 2013, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations. The capital leases, aggregating $10,331 and $19,532 at September 30, 2014 and December 31, 2013, respectively, have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long term debt at September 30, 2014 and December 31, 2013:

	Current Portion		Long Term Portion
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Term loan	$413,903	$403,074	$797,886	$1,109,680
Capitalized equipment leases	9,481	11,451	850	8,081

Total long term debt	$423,384	$414,525	$798,736	$1,117,761

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2015	$423,384
2016	429,645
2017	369,091
Total	$1,222,120

8.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2014 and 2013, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $466,000 and $397,000 during the three months ended September 30, 2014 and 2013, respectively, and approximately $1,474,000 and $1,337,000 for the nine months ended September 30, 2014 and 2013, respectively. Administrative fees aggregated approximately $143,000 and $83,000 during the three months ended September 30, 2014 and 2013, respectively, and approximately $382,000 and $319,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $490,000 and $536,000 at September 30, 2014 and December 31, 2013, respectively. Transactions with the affiliated companies were made in the ordinary course of business. While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders). Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies. As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development, marketing and advertising. Under this arrangement, the Company paid the entity approximately $10,500 for each of the three month periods ended September 30, 2014 and 2013, and $31,500 for each of the nine month periods ended September 30, 2014 and 2013.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The Company believes that the rental payments are below market rates. See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis. During the three months ended September 30, 2014 and 2013, the Company paid an aggregate of approximately $203,000 and $72,000, respectively, and during the nine months ended September 30, 2014 and 2013, the Company paid an aggregate of approximately $518,000 and $405,000, respectively, in insurance premiums on policies obtained through the entity.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. On May 16, 2013, the term of the lease, which was scheduled to expire on May 1, 2018, was extended through December 31, 2023. The lease requires annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Rent expense under the lease was approximately $24,000 for each of the three month periods ended September 30, 2014 and 2013, and was approximately $73,000 for each of the nine month periods ended September 30, 2014 and 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per common share -Basic

Net income attributable to OBCI	$903,093	$621,665	$1,537,324	$1,143,333

Weighted average number of common shares outstanding	8,914,274	8,605,183	8,808,219	8,499,800

Earnings per common share - Basic	$0.10	$0.07	$0.17	$0.13

Earnings per common share – Diluted

Net income attributable to OBCI	$903,093	$621,665	$1,537,324	$1,143,333

Weighted average number of common shares outstanding	8,914,274	8,605,183	8,808,219	8,499,800

Dilutive effect of employee stock-based awards	86,900	234,061	114,372	270,358

Weighted average number of common shares outstanding - assuming dilution	9,001,174	8,839,244	8,922,591	8,770,158

Earnings per common share - Diluted	$0.10	$0.07	$0.17	$0.13

The Company had no stock options outstanding for each of the three and nine month periods ended September 30, 2014 and 2013, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended September 30, 2014, no stock options were exercised.

During the nine months ended September 30, 2014, stock options to purchase an aggregate of 145,000 shares were exercised. Following the withholding of an aggregate of 14,633 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 130,367 shares to the option holders who exercised their options.

There was no stock compensation expense related to stock awards during the three months ended September 30, 2014 and 2013. Stock compensation expense recognized during the nine months ended September 30, 2014 and 2013 attributable to stock awards totaled approximately $356,000 and $306,000, respectively. Stock compensation expense attributable to stock options was $0 and $3,000 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $12,000 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, there was no unrecognized compensation expense related to stock options.

The following table provides information at September 30, 2014 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	4/03/06	40,000	40,000	$1.08	4/02/16	1.5
2002 NQ	12/17/07	40,000	40,000	$1.32	12/16/17	3.3
2008 NQ	1/11/09	40,000	40,000	$0.69	1/10/19	4.3
2008 NQ	4/26/10	20,000	20,000	$2.07	4/25/20	5.7

		140,000	140,000	$1.18		3.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview:

We are principally engaged in manufacturing, marketing and distributing a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, StarTron® and other trademarks within the United States of America and Canada.  We also manufacture, market and distribute products incorporating a patented device for producing chlorine dioxide, designed to safely prevent and eliminate odors related to mold, mildew and other sources of unpleasant odors, as well as disinfectant products, marketed under the Performacide® trademark, that also incorporate the patented device. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We sell our products through national retailers and to national and regional distributors who, in turn, sell our products to specialized retail outlets.

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table provides a summary of our financial results for the three months ended September 30, 2014 and 2013:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2014	2013	Change	2014	2013
Net Sales	$10,432,445	$10,440,725	(0.1%)	100.0%	100.0%
Cost of Goods Sold	6,839,296	7,258,766	(5.8%)	65.6%	69.5%
Gross Profit	3,593,149	3,181,959	12.9%	34.4%	30.5%
Advertising and Promotion	642,547	633,015	1.5%	6.2%	6.1%
Selling and Administrative	1,615,369	1,552,490	4.1%	15.5%	14.9%
Operating Income	1,335,233	996,454	34.0%	12.8%	9.5%
Interest Expense, net	10,272	16,219	(36.7%)	0.1%	0.2%
Provision for Income Taxes	426,155	351,081	21.4%	4.1%	3.4%
Net Income	$898,806	$629,154	42.9%	8.6%	6.0%

Net Income Attributable to Ocean Bio-Chem, Inc.	$903,093	$621,665	45.3%	8.7%	6.0%

Net sales were approximately $10,432,000 for the three months ended September 30, 2014 compared to approximately $10,441,000 during the same period in 2013, a decrease of approximately $9,000 or 0.1%.   The reduction in net sales is due to reduced sales volume, largely offset by higher prices.

Cost of goods sold and gross profit – Cost of goods sold decreased by approximately $420,000 or 5.8% to approximately $6,839,000 during the three months ended September 30, 2014, from approximately $7,259,000 during the same period in 2013. The lower cost of goods sold reflects improved efficiencies at our manufacturing plant.

Gross profit increased by approximately $411,000 or 12.9% to approximately $3,593,000 for the three months ended September 30, 2014, from approximately $3,182,000 during the same period in 2013. As a percentage of net sales, gross profit was approximately 34.4% and 30.5% for the three month periods ended September 30, 2014 and 2013 respectively. The increased percentage for the 2014 period reflects increased selling prices, and improved efficiencies at our manufacturing plant.

Advertising and promotion expenses increased to approximately $643,000 for the three months ended September 30, 2014 from approximately $633,000 during the same period in 2013, an increase of approximately $10,000 or 1.5%.  As a percentage of net sales, advertising and promotion expense was approximately 6.2% in the third quarter of 2014 compared to approximately 6.1% in the third quarter of 2013.  The increase reflects higher television and internet advertising partially offset by decreases in magazine advertising and marketing expenses.

Selling and administrative expenses increased by approximately $63,000 or 4.1%, from approximately $1,552,000 during the three months ended September 30, 2013 to approximately $1,615,000 during the same period in 2014.  The increase is attributable to higher payroll expenses, professional fees, insurance premiums, consumer rebates, and depreciation. As a percentage of net sales, selling and administrative expenses increased to 15.5% during the third quarter of 2014 as compared to 14.9% in the third quarter of 2013.

Operating income – As a result of the foregoing, operating income increased by approximately $339,000 or 34.0% to approximately $1,335,000 in the three months ended September 30, 2014 compared to approximately $996,000 during the same period in 2013.

Interest expense, net decreased by approximately $6,000 to approximately $10,000 during the three months ended September 30, 2014, compared to approximately $16,000 during the three months ended September 30, 2013. The decrease reflects the declining outstanding principal on our term loan, as well as interest income on a note (the "BBL Note") issued to us by BBL Distributors, LLC ("BBL") as a result of our payment, during 2013, of amounts BBL would have paid as additional capital contributions to OdorStar Technology LLC (“OdorStar”), to fund certain of OdorStar’s business requirements, had BBL been willing and able to do so. Under the September 16, 2014 agreement by which we acquired BBL's membership interest in OdorStar, we released BBL from its obligations under the BBL Note. See Note 5 to the condensed consolidated financial statements included in this report for further information.

Income taxes - Our income tax expense in the third quarter of 2014 was approximately $426,000, or 32.2% of pretax income, compared to approximately $351,000, or 35.8% of pretax income, during the same period in 2013. We anticipate a lower effective tax rate in 2014 as compared to 2013 because fewer of our 2014 expenses will be nondeductible.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the third quarter of 2014 increased by approximately $270,000, or 42.9%, to approximately $899,000 from approximately $629,000 in the third quarter of 2013.  Net income attributable to Ocean Bio-Chem. Inc. increased by approximately $281,000, or 45.3%, to approximately $903,000 in the third quarter of 2014, from approximately $622,000 during the same period in 2013.  Net income attributable to Ocean Bio-Chem, Inc. does not include a loss of approximately $4,000 and income of approximately $7,000 for the third quarter of 2014 and 2013, respectively, which are attributable to the membership interest BBL formerly held in OdorStar. See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table provides a summary of our financial results for the nine months ended September 30, 2014 and 2013:

	For The Nine Months Ended September, 30
			Percent	Percentage of Net Sales
	2014	2013	Change	2014	2013
Net Sales	$25,165,939	$24,930,740	0.9%	100.0%	100.0%
Cost of Goods Sold	16,054,342	16,535,366	(2.9%)	63.8%	66.3%
Gross Profit	9,111,597	8,395,374	8.5%	36.2%	33.7%
Advertising and Promotion	1,942,710	2,019,838	(3.8%)	7.7%	8.1%
Selling and Administrative	4,899,713	4,580,519	7.0%	19.5%	18.4%
Operating Income	2,269,174	1,795,017	26.4%	9.0%	7.2%
Interest Expense, net	31,789	51,843	(38.7%)	0.1%	0.2%
Provision for Income Taxes	717,210	622,231	15.3%	2.8%	2.5%
Net Income	$1,520,175	$1,120,943	35.6%	6.0%	4.5%

Net Income Attributable to Ocean Bio Chem, Inc.	$1,537,324	$1,143,333	34.5%	6.1%	4.6%

Net sales increased by $235,000 or 0.9% to approximately $25,166,000 for the nine months ended September 30, 2014 compared to approximately $24,931,000 during the same period in 2013.  The increase in sales primarily reflects continued growth of StarTron®, our fuel treatment product line, particularly in major hardware retail chains and national automotive aftermarket parts and accessories retail chains.

Cost of goods sold and gross profit – Cost of goods sold decreased by approximately $481,000 or 2.9% to approximately $16,054,000 during the nine months ended September 30, 2014, from approximately $16,535,000 during the same period in 2013, as a result of a more favorable product mix and increased efficiencies at our manufacturing plant.

Gross profit increased by approximately $717,000 or 8.5% to approximately $9,112,000 for the nine months ended September 30, 2014, from approximately $8,395,000 for the same period in 2013. As a percentage of net sales, gross profit increased to approximately 36.2% for the nine months ended September 30, 2014 from 33.7% in the 2013 period, as a result of the factors described above.

Advertising and promotion expenses decreased to approximately $1,943,000 for the nine months ended September 30, 2014 from approximately $2,020,000 during the same period in 2013, a decrease of approximately $77,000 or 3.8%.  As a percentage of net sales, advertising and promotion expense was approximately 7.7% during the nine months ended September 30, 2014 compared to approximately 8.1% in the comparable period of 2013.   The decrease is a result of lower magazine advertising and marketing expenses, partially offset by increased television and internet advertising, customer cooperative advertising expense (which is based on sales to the participating customers), and increased trade show expenses. Full year advertising and promotion expenses are anticipated to be similar to 2013 full year expenses.

Selling and administrative expenses increased by approximately $319,000 or 7.0%, from approximately $4,581,000 during the nine months ended September 30, 2013 to approximately $4,900,000 during the nine months ended September 30, 2014.   The increase is primarily attributable to stock based compensation, administrative and sales salaries, legal fees associated with ongoing patent litigation (see Note 9 to the consolidated financial statements included in this report for further information), insurance, and computer services.  As a percentage of net sales, selling and administrative expenses increased to 19.5% during the nine months ended September 30, 2014 as compared to 18.4% during the nine months ended September 30, 2013.

Operating income – As a result of the foregoing, operating income was approximately $2,269,000 for the nine months ended September 30, 2014 compared to approximately $1,795,000 during the same period in 2013, an increase of approximately $474,000 or 26.4%.

Interest expense, net decreased by approximately $20,000 to approximately $32,000 during the nine months ended September 30, 2014, compared to approximately $52,000 during the same period in 2013. The decrease reflects the declining outstanding principal on our term loan and interest income from the BBL Note in 2014. As noted above, we released BBL from its obligations under the BBL Note in connection with our acquisition of BBL's membership interest in OdorStar. See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Income taxes - Our income tax expense for the nine months ended September 30, 2014 is approximately $717,000, or 32.1% of pretax income, compared to approximately $622,000, or 35.7% of pretax income, during the same period in 2013.  We anticipate a lower effective tax rate in 2014 as compared to 2013 because fewer of our 2014 expenses will be nondeductible.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the nine months ended September 30, 2014 increased by approximately $399,000, or 35.6%, to $1,520,000 from approximately $1,121,000 in the nine months ended September 30, 2013.  Net income attributable to Ocean Bio-Chem. Inc. increased by approximately $394,000, or 34.5%, to approximately $1,537,000 for the nine months ended September 30, 2014 from approximately $1,143,000 during the same period in 2013.  Net income attributable to Ocean Bio-Chem, Inc. does not include losses of approximately $17,000 and $22,000 for the nine months ended September 30, 2014 and 2013, respectively, which are attributable to the membership interest BBL formerly held in OdorStar.  See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Liquidity and capital resources:

Our cash balance was approximately $1,828,000 at September 30, 2014 compared to approximately $3,072,000 at December 31, 2013. At September 30, 2014 and December 31, 2013, we had no borrowings under our revolving line of credit.

Net cash provided by operating activities during the nine months ended September 30, 2014 was approximately $291,000 compared to net cash used by operating activities of approximately $266,000 for the nine months ended September 30, 2013.  The increase in cash provided by operating activities reflects an increase in net income of $399,000 and a $213,000 decrease in net working capital usage to $2,195,000 for the nine months ended September 30, 2014 from $2,408,000 for the nine months ended September 30, 2013.

Trade accounts receivable (net of a $93,000 for allowance for doubtful accounts) aggregated approximately $6,154,000 at September 30, 2014, an increase of approximately $1,740,000 or 39.4% compared to net trade accounts receivable of approximately $4,414,000 at December 31, 2013. The increase reflects the seasonality of our business.

Inventories, net increased by approximately $1,426,000 or 19.4% from approximately $7,368,000 at December 31, 2013 to approximately $8,794,000 at September 30, 2014.

Net cash used in investing activities was approximately $826,000 for the nine months ended September 30, 2014 compared to approximately $635,000 for the nine months ended September 30, 2013. The increase in cash used in investing is a result of increased purchases of property, plant, and equipment.  We continue to invest in our manufacturing facilities as we deem appropriate. In addition, during the nine months ended September 30, 2014, we paid $150,000 under the agreement by which we acquired BBL’s membership interest in OdorStar. We also purchased a recreational vehicle and a trailer for use in advertising and exhibiting our products at trade shows and other events, such as fishing competitions.

Net cash used in financing activities was approximately $687,000 for the nine months ended September 30, 2014 compared to net cash provided by financing activities of approximately $75,000 during the nine months ended September 30, 2013. The increase in cash used is a result of our payment of a special cash dividend of $0.05 per share totaling $440,016. In addition, during the nine months ended September 30, 2013 we borrowed $300,000 on our revolving line of credit.

On July 6, 2011, we, together with our subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) Regions Bank provided a revolving line of credit (which has been replaced by the revolving line of credit described below), and (b)REFCO provided a term loan in the amount of $2,430,000, the proceeds of which were used to pay Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”). The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum. At September 30, 2014, our debt service coverage ratio was approximately 6.5 to 1.

On August 4, 2014, we entered into a new Business Loan Agreement with Regions Bank (the "Business Loan Agreement") under which we were provided a new revolving line of credit. Under the revolving line of credit, we may borrow up to the lesser of (i) $6 million and (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement). Interest on the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless our debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case in which case the interest is payable at the 30 day LIBOR rate plus 2.65% per annum). Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, we may repay and reborrow funds from time to time, until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest is due and payable.

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2014, we were in compliance with these covenants.

Our obligations under our borrowings from Regions Bank described above are secured by our accounts receivable, inventory, general intangibles and contract rights, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

At September 30, 2014, we had no borrowings under our revolving line of credit. See Notes 6 and 7 to the consolidated financial statements included in this report for further information regarding our loan obligations.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $10,300 and $19,500 at September 30, 2014 and December 31, 2013, respectively.

Our sales in the Canadian market are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the nine months ended September 30, 2014, we recorded approximately $6,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $6,000).

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

At September 30, 2014 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

Item 6. – Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. *

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements. .

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2014	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

