Form 10-K
period 2014-12-31
OCEAN BIO CHEM INC
filed 2015-03-31
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2014 was $10,387,124.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

At March 30, 2015, 8,922,118 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 30, 2015, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, our ability to locate substitute manufacturing facilities in the event arrangements with any third party manufacturer are discontinued, our ability to renew or replace our revolving credit facility, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

PART I

Item 1.    Business

General:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  Unless, the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

In 2010, the Company and another entity organized OdorStar Technology LLC (“OdorStar”). OdorStar owns patents relating to a delivery system for use with products containing chlorine dioxide. The Company acquired the other entity's interest in OdorStar in 2014, as a result of which OdorStar became a wholly-owned subsidiary of the Company. The Company initially sold a deodorizing product incorporating the patented technology. In 2014, the U.S. Environmental Protection Agency accepted labeling for Performacide® claiming effectiveness as, among other things, a viruscide against non-enveloped viruses (such as norovirus, rotovirus, adenovirus and poliovirus), as well as other viruses, and a disinfectant against a number of different types of bacteria. Thereafter, in the later part of 2014, the Company commenced manufacturing, marketing and distributing disinfectant, sanitizing and deodorizing products under the Performacide® and Star brite® brand names.

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture and are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2014 and 2013 totaled approximately $1,956,000 and $1,834,000 or 5.8% and 5.6% of our net sales, respectively.  See Note 9 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

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

Recreational Vehicle/Power Sports:  We also market Star Tron® fuel treatment and other specialty products to the recreational vehicle market, including snow mobiles, all terrain vehicles and motorcycles.  For power sports enthusiasts, Star Tron® provides a viable solution to a number of problems associated with E-10 fuel, which is fuel containing 10% ethanol.  Other specialty recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze/coolant.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a solution to help rectify a number of operating engine problems associated with E-10 fuel in commercial lawn equipment and other home and garden power equipment.

Disinfectants, Sanitizers and Deodorizers: Our line of disinfectant, sanitizing and deodorizing products are marketed under the Performacide® and Star brite® brand names. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. When used as directed with respect to hard, non-porous surfaces, Performacide® is effective as a virucide against a variety of viruses, including the Ebola virus, Human HIV-1 Virus, and the Influenza-A virus, a disinfectant against a variety of bacteria, a sanitizer against bacteria including certain types of bacteria causing food borne illnesses, and, in certain applications, as an algaecide and fungicide. We are directing distribution efforts towards the marine and automotive markets, to institutions such as hospitals and schools and to travel and leisure facilities such as hotels and cruise ships.

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Manufacturing:  We produce the majority of our products at the manufacturing facilities of our subsidiary, Kinpak, Inc. ("Kinpak"), in Montgomery, Alabama.  In addition, we contract with various third party manufacturers to manufacture some of our products, which are manufactured to our specifications using our provided formulas.  Each third party manufacturer enters into a confidentiality agreement with us.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops.  We also sell to national and regional distributors that resell our products to specialized retail outlets.  In the case of Performacide® disinfectant/sanitizing products, we sell to distributors that resell our products to institutions and travel and leisure facilities. Sales to each of two customers exceeded 10% of our consolidated net revenues for the years ended December 31, 2014 and 2013, and constituted an aggregate of approximately 36% and 39% of consolidated net revenues for the years ended December 31, 2014 and 2013, respectively.  Sales to our five largest unaffiliated customers for the years ended December 31, 2014 and 2013 amounted to approximately 47% and 49% of our consolidated net sales, respectively, and at December 31, 2014 and 2013, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 36% and 31% of our consolidated accounts receivable, respectively.

We market our products through both internal salesmen and external sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, on television, on the internet, in newspapers and through product catalogs.  Our products are distributed primarily from Kinpak’s manufacturing and distribution facility in Montgomery, Alabama.  Since 2008, we have participated in a vendor managed inventory program with one major customer.

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2014.  We generally do not give customers the right to return products.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 60 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

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

Disinfectants, Sanitizers and Deodorants: There are a large number of companies that compete with us, many of which are much larger, and have much greater financial resources than we do. We emphasize the effectiveness of chlorine dioxide, coupled with the convenience in application of our Performacide® products.

Trademarks:  We have obtained registered trademarks for Star brite®, Star Tron® Performacide® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our intellectual property is protected, but we cannot assure that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

Patents:  OdorStar owns patents relating to a delivery system for use with products containing chlorine dioxide. The patents expire in 2022. See Part I, Item 3 of this report for information regarding an adverse outcome in an infringement action we brought against a third party. While the outcome resulted in a limitation on the scope of patent protection provided, we do not believe it materially affects our ability to effectively market and distribute our Performacide® products.

New Product Development:  We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets.  Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Personnel:  At December 31, 2014, we had 123 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2014:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	37
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	79
		123

Item 1A.  Risk Factors

If we do not compete effectively, our business will suffer.

We confront aggressive competition in the sale of our products.  In each of the markets in which we sell our products, we compete with a number of national and regional competitors.  Competition in the automotive market is particularly intense, with many national and regional companies marketing competitive products.  Many of our competitors in the automotive market are more established and have greater financial resources than we do.  Our Performacide® disinfectant/sanitizing products have only recently been introduced, and we confront competition from a large number of competitors, many of which are well established and have substantially greater financial resources than we do. Our inability to successfully compete in our principal markets would have a material adverse effect on our financial condition, results of operations and cash flows.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us.  In addition, we believe that adverse economic conditions in recent years adversely constrained discretionary spending, which we believe has, at times, adversely affected our product lines, particularly those directed to the marine and recreational vehicle markets.  While economic conditions in the United States have improved recently, a future decline in economic conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to effectively utilize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  In addition, OdorStar owns patents we have viewed as providing competitive support for our Performacide® products. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future.  In this regard, beginning in 2013, OdorStar and Kinpak pursued a patent infringement lawsuit in the United States District Court for the Southern District of Florida with respect to OdorStar's U.S. patent relating to a delivery system for use with products containing chlorine dioxide, but the District Court granted the defendants' motion for summary judgment, which the Court of Appeals affirmed on January 27, 2015. See Part I, Item 3, “Legal Proceedings” in this report for additional information. We are unable to predict the long-term effect of the adverse outcome. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in July 2016.

The Company has a revolving line of credit with a variable interest rate.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio, as defined in the credit agreement, falls below 2.0 to 1, in which case the additional percentage will be 2.65% per annum).   During the year ended December 31, 2014, we did not utilize the revolving line of credit, and at December 31, 2014, we did not have any borrowings outstanding under the revolving line of credit.   However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 53% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  Sales to the affiliated companies aggregated approximately $1,956,000 and $1,834,000 during the years ended December 31, 2014 and 2013, respectively.  An affiliated company owns the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada.

In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $478,000 and $406,000 during the years ended December 31, 2014 and 2013, respectively.  While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales to the affiliated companies are similar to the profit margins we realize with respect to sales to our larger domestic customers.  Management believes that the sales to the affiliated companies did not involve more than normal credit risk or present other unfavorable features.  We have entered into other transactions with entities owned by Mr. Dornau.  See Note 9 to the consolidated financial statements included in this report for additional information

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

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

We own Kinpak’s Alabama manufacturing facility, which currently contains approximately 187,000 square feet of office, plant and warehouse space on 20 acres of land.

Item 3. Legal Proceedings

On November 26, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, amending a complaint initially filed on January 13, 2013.  The Second Amended Complaint was filed against SMM Distributors LLC (now defunct) d/b/a Biocide Systems, and SMM Manufacturing, Inc. (collectively, "Biocide").  The Second Amended Complaint alleged that Biocide manufactured, used, sold and continues to sell an odor eliminating product that infringes OdorStar's U.S. patent relating to OdorStar's delivery system for use with products containing chlorine dioxide.  Biocide denied the allegations of the Second Amended Complaint, and both the plaintiffs and defendants filed motions for summary judgment.  On January 27, 2014, the District Court granted the defendants' motion for summary judgment and denied the plaintiffs' motion, and on January 8, 2015, the Federal Circuit Court of Appeals affirmed the District Court's judgment. The Company has determined to take no further action in this matter, and the proceedings have concluded.

On March 27, 2014, the defendants filed a motion with the District Court seeking payment by OdorStar and Kinpak of their attorneys’ fees and non-taxable costs in the amount of $259,550, based on, among other things, the defendants’ contention that the plaintiffs' patent infringement claims were vexatious and intended to intimidate the defendants into withdrawing from competition with the plaintiffs. OdorStar and Kinpak filed an opposition to the motion, essentially denying the defendants' contentions and stating that the defendants were not entitled to payment of their attorneys’ fees under applicable legal standards. On March 2, 2015, the District Court denied the defendants’ motion.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2014 and 2013 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2014	High	$3.75	$3.10	$4.85	$6.98
	Low	$2.43	$2.63	$2.89	$3.06

2013	High	$3.24	$3.23	$3.19	$2.70
	Low	$2.13	$2.45	$2.40	$2.20

On December 31, 2014, there were 125 holders of record and approximately 1,300 beneficial owners of our common stock.

On March 18, 2014, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.05 per share payable on April 15, 2014 to shareholders of record on April 1, 2014.  The Company previously did not pay any dividends. Payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including the Company's business performance and operating plans, capital commitments, liquidity and other factors.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained in Item 8 of this report.

Overview:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute a line of products including disinfectants, sanitizers and deodorizers. We sell our products through national retailers and to national and regional distributors.

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

We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and, if subject to different assumptions and conditions, could lead to materially different results.

Revenue recognition and collectability of accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $76,000 and $93,000 at December 31, 2014 and 2013, respectively, which was approximately 1.5% and 2.1%, respectively, of gross accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required, resulting in increased bad debt expense.

Inventories

Inventories primarily are composed of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  We maintain a reserve for slow moving and obsolete inventory to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability in an amount equal to the difference between the cost of the inventory and its estimated market value.  The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.  A complete physical count of the inventory is conducted annually.

Our slow moving and obsolete inventory reserve was $277,296 and $302,296 at December 31, 2014 and December 31, 2013, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled.  The differences are attributable to differing methods of financial statement and income tax treatment with respect to depreciation and reserves for trade accounts receivable and inventories. The likelihood of a material change in our expected realization of these assets is dependent on, among other factors, future taxable income and settlements with tax authorities.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

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

Intangible Assets

Our intangible assets include trademarks, tradenames, patents and royalty rights. We own several trademarks and trade names, including Star brite®, Star Tron® and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, our wholly-owned subsidiary, OdorStar, owns patents related to a device for producing chlorine dioxide that is incorporated in our deodorizer, sanitizer and disinfectant products. We amortize these patents over their remaining life on a straight line basis; amortization expense was approximately $51,000 for each of the years ended December 31, 2014 and December 31, 2013. In 2013, we acquired royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology. We are amortizing the royalty rights over their remaining life on a straight line basis; amortization expense was approximately $18,000 and $7,000 for the years ended December 31, 2014 and 2013, respectively.

The Company evaluates its indefinite-lived intangible assets (trademarks and trade names) for impairment annually and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2014, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values. See Note 4 to the consolidated financial statements included in this report for additional information.

We assess the remaining useful life and recoverability of intangible assets having finite lives (patents and royalty rights) whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Such events may include, for example, the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether such an event has occurred. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2014 and 2013:

	For The Years Ended December 31,
			Percent	Percentage of Net sales
	2014	2013	Change	2014	2013
Net sales	$33,926,988	$32,703,478	3.7%	100.0%	100.0%
Cost of Goods sold	21,797,093	21,814,739	(0.1)%	64.2%	66.7%
Gross Profit	12,129,895	10,888,739	11.4%	35.8%	33.3%
Advertising and promotion	2,565,678	2,647,968	(3.1)%	7.6%	8.1%
Selling and administrative	6,540,961	5,928,830	10.3%	19.3%	18.1%
Operating income	3,023,256	2,311,941	30.8%	8.9%	7.1%
Interest expense, net	(43,454)	(67,180)	(35.3)%	0.1%	0.2%
Other Income	-	6,319	(100.0)%	0.0%	0.0%
Provision for income taxes	(948,874)	(815,812)	16.3%	2.8%	2.5%
Net income	$2,030,928	$1,435,268	41.5%	6.0%	4.4%

Net income attributable to OBCI	$2,048,077	$1,460,992	40.2%	6.0%	4.5%

Net sales increased $1,224,000 or 3.7%, to approximately $33,927,000 in 2014 compared to $32,703,000 in 2013.   The increase in sales principally resulted from an improved sales mix due to increased sales of higher margin branded products and from price increases for some products. These sales increases were partially offset by lower sales of private label products.

Cost of goods sold - Cost of goods sold decreased by approximately $18,000 or 0.1% in 2014, to approximately $21,797,000 from approximately $21,815,000 in 2013.  The decrease in cost of goods sold is a result of an improved product mix, as discussed above.

Gross profit increased by approximately $1,241,000 or 11.4% to approximately $12,130,000 in 2014, from approximately $10,889,000 during 2013. As a percentage of net sales, gross profit increased from 33.3% in 2013 to 35.8% in 2014. The increases in gross profit and gross profit as a percentage of net sales reflects the improved sales mix and price increases for some products discussed above.

Advertising and promotion expense decreased by $82,000 or 3.1% to $2,566,000 during 2014 from $2,648,000 in 2013.  As a percentage of net sales, advertising and promotion expense decreased from 8.1% in 2013 to 7.6% in 2014.  The decrease is primarily a result of lower magazine advertising and marketing expenses, partially offset by increases in television, internet, and customer cooperative advertising.

Selling and administrative expenses increased by $612,000 or 10.3%, from approximately $5,929,000 in 2013 to approximately $6,541,000 in 2014.  The increase is principally due to an increase in stock based compensation, an increase in salaries for administrative and sales personnel, legal expenses with regard to patent litigation involving OdorStar (see Part I, Item 3 in this report), increased premiums for general liability insurance and information technology services.  As a percentage of net sales, selling and administrative expenses increased from 18.1% in 2013 to 19.3% in 2014.

Operating income – As a result of the foregoing, operating income increased to approximately $3,023,000 in 2014, from approximately $2,312,000 in 2013, an increase of $711,000 or 30.8%.

Interest expense, net decreased by approximately $24,000 to $43,000 in 2014, compared to $67,000 in 2013.  The decrease reflects the declining outstanding principal on our term loan, as well as interest income on a note (the "BBL Note") issued to us by BBL Distributors, LLC ("BBL"), our former joint venture partner in OdorStar. BBL issued the BBL Note to us as a result of our payment, during 2013, of amounts BBL would have paid as additional capital contributions to OdorStar to fund certain of OdorStar’s business requirements, had BBL been willing and able to do so. In connection with our acquisition of BBL's membership interest in OdorStar in September 2014, we released BBL from its obligations under the BBL Note. See Note 4 to the consolidated financial statements included in this report for further information.

Income taxes – Income tax expense was approximately $949,000 in 2014 or 31.8% of pretax income, compared to approximately $816,000 in 2013 or 36.2% of pretax income.  The more favorable tax rate in 2014 reflects a reduction in our nondeductible expenses. For additional information, see Note 8 to the consolidated financial statements included in this report.

Net Income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items described above, net income increased approximately 41.5% or approximately $596,000 to $2,031,000 in 2014 from $1,435,000 in 2013.  Net income attributable to Ocean Bio-Chem, Inc. (excluding the loss attributable to non-controlling interests) was approximately $2,048,000 in 2014, an increase of approximately $587,000 or 40.2% from approximately $1,461,000 in 2013.

Liquidity and Capital Resources:

Our cash balance was approximately $3,063,000 at December 31, 2014 compared to approximately $3,072,000 at December 31, 2013.  At December 31, 2014 and December 31, 2013, we had no borrowings under our revolving line of credit.

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $1,786,000 compared to approximately $2,565,000 for the year ended December 31, 2013.  The decrease in cash provided by operations principally results from a $716,000 increase in gross inventories in 2014 compared to a decrease of approximately $1,858,000 in 2013, principally offset by a $985,000 lower increase in trade accounts receivable from unaffiliated parties in 2014 as compared to 2013, and a $596,000 increase in net income in 2014 as compared to 2013.

Inventories, net were approximately $8,109,000 and $7,368,000 at December 31, 2014 and 2013, respectively, representing an increase of approximately $741,000 or 10.1% in 2014.  The higher levels of inventories at December 31, 2014 compared to 2013 levels reflect lower than usual quantities of some inventory items at December 31, 2013.

Net trade accounts receivable aggregated approximately $4,850,000 at December 31, 2014, an increase of approximately $436,000 or 9.9% over net trade accounts receivable of $4,414,000 at December 31, 2013.  The increase in net trade accounts receivable is due to increased sales in December 2014 as compared to December 2013.  Receivables due from affiliated companies aggregated approximately $715,000 at December 31, 2014, an increase of approximately $179,000, or 33.3% over receivables due from affiliated companies of approximately $536,000 at December 31, 2013. The increase reflects an increase in administrative services used by the affiliated companies to support their increased sales volume, product development, and registration fees relating to revised labeling of some products.

Prepaid expenses and other current assets not otherwise classified aggregated approximately $845,000 at December 31, 2014, an increase of approximately $224,000, or 36.0% over the $621,000 balance at December 31, 2013. The increase reflects an increase in advance payments for inventories, the payment of a three year premium under a pollution liability insurance policy, and an increase in prepayments for television advertising, including a $40,000 prepayment to an affiliated company related to production costs for television commercials. See Note 9 to the consolidated financial statements included in this report for additional information.

Net cash used in investing activities for the year ended December 31, 2014 was approximately $981,000 compared to $673,000 in 2013.  The increase in cash used in investing activities is a result of increased purchases of property, plant, and equipment. We continue to invest in our manufacturing facilities as we deem appropriate. In addition, during 2014, we paid $150,000 under the agreement by which we acquired BBL’s membership interest in OdorStar. We also purchased a recreational vehicle and a trailer for use in advertising and exhibiting our products at tradeshows and other events, such as fishing competitions.

Net cash used in financing activities for the year ended December 31, 2014 was approximately $791,000 compared to $327,000 for the year ended December 31, 2013.  The increase in cash used is a result of our payment of a special cash dividend of $0.05 per outstanding share, or an aggregate of $440,016.

On July 6, 2011, we, together with our subsidiary, Kinpak Inc. (“Kinpak”), entered into a Credit Agreement with Regions Bank (and, pursuant to an Equipment Finance Addendum to the Credit Agreement, Regions Equipment Finance Corporation (“REFCO”)) under which (a) Regions Bank provided a revolving line of credit to us (which was replaced by the revolving line of credit described below), and (b) REFCO provided a term loan in the amount of $2,430,000, the proceeds of which were used to pay Kinpak’s remaining lease obligations in connection with the previously outstanding 2002 Series of Industrial Development Revenue Bonds issued by the City of Montgomery, Alabama (the “2002 Bonds”).  The 2002 Bonds were used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017.  In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense) falls to or below 2.0 to 1, interest on the term loan will increase by 1.01% per annum.  For the year ended December 31, 2014, our debt service coverage ratio exceeded 7.0 to 1.

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

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. For the year ended December 31, 2014, our debt coverage ratio exceeded 7.0 to 1, and at December 31, 2014 our debt to capitalization ratio was approximately .05 to 1.

Our obligations under our borrowings from Regions Bank described above are secured by our accounts receivable, inventory, general intangibles and contract rights, as well as real property and equipment at the Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $8,000 and $19,500 at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, we had no borrowings under our revolving line of credit. See Notes 5 and 7 to the consolidated financial statements included in this report for additional information regarding our debt obligations.

Our sales in the Canadian market as well as our assets and liabilities are subject to currency fluctuations relating to the Canadian dollar.  We do not engage in currency hedging and address currency risk as a pricing issue.  In the year ended December 31, 2014, we recorded approximately $13,000 in foreign currency translation adjustments (decreasing shareholders equity by $13,000).

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

At December 31, 2014 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure

Change in Internal Controls over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1	Business Loan Agreement, dated August 4, 2014 (executed August 6, 2014), between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.2	Promissory Note, dated August 4, 2014 (executed August 6, 2014), issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.3	Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
†10.4	Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-174659), filed with the Securities and Exchange Commission on June 2, 2011).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company to Regions Bank in connection with the revolving line of credit under the Credit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.8	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
†10.9	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
†10.10	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.11	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.12	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10.13	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21.	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101	The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

*  Filed herewith.

†  Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Date: March 31, 2015	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 31, 2015
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 31, 2015
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Sonia B. Beard	Director	March 31, 2015
Sonia B. Beard

/s/ Diana Mazuelos Conard	Director	March 31, 2015
Diana Mazuelos Conard

/s/ Gregor M. Dornau	Director	March 31, 2015
Gregor M. Dornau

/s/ William W. Dudman	Director	March 31, 2015
William W. Dudman

/s/ James M. Kolisch	Director	March 31, 2015
James M. Kolisch

/s/ John B. Turner	Director	March 31, 2015
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Certified Public Accountants

Hollywood, Florida

March 31, 2015

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$3,062,729	$3,071,887
Trade accounts receivable less allowances of approximately $76,000 and $93,000, respectively	4,850,282	4,413,656
Receivables due from affiliated companies	715,034	536,402
Inventories, net	8,109,333	7,367,894
Prepaid expenses and other current assets	844,783	621,107
Deferred tax asset	123,360	137,821
Total Current Assets	17,705,521	16,148,767

Property, plant and equipment, net	5,172,882	5,116,441

Other Assets:
Intangible assets, net	1,095,458	920,269
Other assets	6,550	130,803

Total Other Assets	1,102,008	1,051,072
Total Assets	$23,980,411	$22,316,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,439,868	$1,013,829
Current portion of long-term debt	425,658	414,525
Income taxes payable	16,465	119,943
Accrued expenses payable	1,115,514	1,067,355
Total Current Liabilities	2,997,505	2,615,652

Deferred tax liability	258,682	310,791
Long-term debt, less current portion	692,104	1,117,761
Total Liabilities	3,948,291	4,044,204

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,914,274 shares and 8,749,888 shares issued, respectively	89,142	87,499
Additional paid in capital	9,131,952	8,805,460
Less cost of common stock in treasury, 0 shares and 79,941 shares respectively	--	(65,029)
Foreign currency translation adjustment	(279,163)	(266,456)
Retained earnings	11,090,189	9,482,128
Total Shareholders' Equity of Ocean Bio-Chem, Inc.	20,032,120	18,043,602

Noncontrolling interest	--	228,474

Total Shareholders' Equity	20,032,120	18,272,076
Total Liabilities and Shareholders' Equity	$23,980,411	$22,316,280

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Gross sales	$35,832,357	$34,407,254
Less: discounts, returns, and allowances	1,905,369	1,703,776

Net sales	33,926,988	32,703,478

Cost of goods sold	21,797,093	21,814,739

Gross profit	12,129,895	10,888,739

Operating Expenses:
Advertising and promotion	2,565,678	2,647,968
Selling and administrative	6,540,961	5,928,830
Total operating expenses	9,106,639	8,576,798

Operating income	3,023,256	2,311,941

Other income (expense)
Interest net, (expense)	(43,454)	(67,180)
Other income	--	6,319

Income before income taxes	2,979,802	2,251,080

Provision for income taxes	948,874	815,812

Net income	2,030,928	1,435,268

Loss attributable to noncontrolling interests	17,149	25,724
Net income attributable to Ocean Bio-Chem, Inc.	$2,048,077	$1,460,992

Earnings per common share – basic and diluted	$0.23	$0.17

Dividends declared per common share	$0.05	$--

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Net income	$2,030,928	$1,435,268

Foreign currency translation adjustment	(12,707)	(4,649)

Comprehensive income	2,018,221	1,430,619

Comprehensive loss attributable to noncontrolling interests	17,149	25,724

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$2,035,370	$1,456,343

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

				Foreign
			Additional	Currency			Non
	Common Stock		Paid In	Translation	Retained	Treasury	Controlling
	Shares	Amount	Capital	Adjustment	Earnings	Stock	Interest	Total

January 1, 2013	8,749,888	$87,499	$8,617,081	$(261,807)	$8,021,136	$(288,013)	$254,198	$16,430,094

Net income (loss)					1,460,992		(25,724)	1,435,268

Options exercised			(44,953)			124,620		79,667

Stock based compensation - grants			221,076			98,364		319,440

Stock based compensation - options			12,256					12,256

Foreign currency translation adjustment				(4,649)				(4,649)

December 31, 2013	8,749,888	$87,499	$8,805,460	$(266,456)	$9,482,128	$(65,029)	$228,474	$18,272,076

Net income (loss)					2,048,077		(17,149)	2,030,928

Dividends declared					(440,016)			(440,016)

Options exercised	115,000	1,150	49,600			12,500		63,250

Stock based compensation - grants	49,386	493	276,892			52,529		329,914

Acquisition of joint venture partner’s interest in OdorStar							(211,325)	(211,325)

Foreign currency translation adjustment				(12,707)				(12,707)

December 31, 2014	8,914,274	$89,142	$9,131,952	$(279,163)	$11,090,189	$ ---	$ ---	$20,032,120

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities:

Net income	$2,030,928	$1,435,268
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	843,116	782,962
Deferred income taxes	(37,648)	(1,287)
Stock based compensation	356,085	318,110
Other operating noncash items	(17,664)	61,824

Changes in assets and liabilities:
Trade accounts receivable	(517,352)	(1,502,797)
Inventories	(716,439)	1,858,393
Other assets	12,833	(106,453)
Prepaid expenses and other current assets	(223,676)	(90,802)
Receivables due from affiliated companies	(178,632)	19,649
Accounts payable and other accrued expenses	234,802	(209,403)
Net cash provided by operating activities	1,786,353	2,565,464

Cash flows from investing activities:
Purchases of property, plant and equipment	(830,817)	(512,569)
Cash paid for acquisition of joint venture partner’s interest in OdorStar	(150,000)	--
Purchase of royalty rights	--	(160,000)
Net cash used in investing activities	(980,817)	(672,569)
Cash flows from financing activities:
Payments on long-term debt	(414,524)	(407,095)
Dividends paid to common shareholders	(440,016)	--
Proceeds from exercise of stock options	63,250	79,667
Net cash used in financing activities	(791,290)	(327,428)
Effect of exchange rate on cash	(23,404)	(1,965)
Net (decrease) increase in cash	(9,158)	1,563,502
Cash at beginning of period	3,071,887	1,508,385
Cash at end of period	$3,062,729	$3,071,887
Supplemental disclosure of cash transactions:
Cash paid for interest during period	$51,537	$68,327
Cash paid for income taxes during period	$1,090,000	$763,100

Supplemental disclosure of non-cash investing information:

Issuance of note receivable for amounts due	$--	$111,420

Amounts due from joint venture partner released as part of acquisition of joint venture partner's interest in OdorStar	$305,905	$--

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated in November 1973 under the laws of the state of Florida and manufacturers, markets and distributes products, principally under the Star brite® and Star Tron® brands, to the marine, automotive, recreational vehicle, and outdoor power equipment aftermarkets. The Company also manufactures disinfectants, sanitizers and deodorizers under the Star brite® and Performacide® brands.

Basis of presentation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to September 16, 2014, one of the Company’s subsidiaries, OdorStar Technology, LLC (“OdorStar”), was a joint venture in which the Company had a controlling interest and, therefore, OdorStar was included in the Company’s consolidated financial statements for the year ended December 31, 2013. On September 16, 2014, the Company acquired the joint venture partner’s interest in OdorStar, which became a wholly–owned subsidiary of the Company. See Note 4. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2014 and 2013 are net of allowances for doubtful accounts aggregating approximately $76,000 and $93,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information. The Company had bad debt expense of $0 and approximately $21,000 during the years ended December 31, 2014 and 2013, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,348,000 and $1,188,000 for the years ended December 31, 2014 and 2013, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $2,566,000 and $2,648,000 in 2014 and 2013, respectively. The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is distributed, over the expected net sales period, which is generally from one to 12 months. At December 31, 2014 and 2013, the carrying value of capitalized catalog costs was not material.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $45,000 and $60,000 of research and development costs for the years ended December 31, 2014 and 2013 respectively.

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

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s five largest unaffiliated customers represented approximately 47% and 49% of consolidated net revenues for the years ended December 31, 2014 and 2013, and 36% and 31% of consolidated trade accounts receivable at December 31, 2014 and 2013, respectively. The Company has a longstanding relationship with each of these customers, from which it previously has collected all open receivable balances. The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 12).

Concentration of cash – At various times during the year and at December 31, 2014 and 2013, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, certain accrued expenses, revolving  line of credit, and notes payable to related parties,  approximate their fair value due to the relatively short period to maturity for these instruments.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities; the carrying amount of the long-term debt approximates fair value.

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Income taxes – The Company records income taxes under the asset and liability method. The Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. We recognize in the statement of operations the effect on deferred income taxes of a change in tax rates in the period that includes the date on which the change is enacted.

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

Intangible assets – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade name and trademark initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.   In addition, the Company’s wholly- owned subsidiary, OdorStar Technology, LLC, owns patents relating to a device for producing chlorine dioxide (ClO2), which is incorporated in Company's disinfectant, sanitizer and deodorizer products. The Company amortizes these patents over their remaining life on a straight line basis.  The Company amortized approximately $51,000 for each of the years ended December 31, 2014 and 2013, respectively.  On August 6, 2013, the Company purchased for $160,000 royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology.  The Company is amortizing the royalty rights over their remaining life on a straight line basis, and amortized approximately $18,000 and $7,000 for the years ended December 31, 2014 and 2013, respectively.  On September 16, 2014, the Company paid its former OdorStar joint venture partner $150,000 and released the former joint venture partner from $305,905 in debt in exchange for the former joint venture partner's membership interest in OdorStar and all rights to the trade name Performacide®. The Company capitalized $244,580 in relation to the Performacide® trade name. The Company has determined that the Performacide® trade name has an indefinite life and, therefore, it is not being amortized. See Note 4 – OdorStar Joint Venture. The Company evaluates trademarks and trade names (all of which are indefinite-lived intangible assets) for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company evaluates royalty rights and patents for impairment when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Note 2 – Inventories:

The composition of inventories at December 31, 2014 and 2013 are as follows:

	2014	2013
Raw materials	$3,365,093	$3,262,769
Finished goods	5,021,536	4,407,421
Inventories, gross	8,386,629	7,670,190

Inventory reserves	(277,296)	(302,296)

Inventories, net	$8,109,333	$7,367,894

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $493,000 and $408,000 at December 31, 2014 and 2013, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	Estimated
	Useful Life	2014	2013

Land		$278,325	$278,325
Building and Improvements	30 years	4,648,089	4,632,565
Manufacturing and warehouse equipment	6-20 years	8,486,397	8,160,173
Office equipment and furniture	3-5 years	1,044,605	830,950
Construction in process		64,038	19,604
Leasehold improvements	10-15 years	436,659	419,315
Vehicles	3 years	131,828	32,263
Property, plant and equipment, gross		15,089,941	14,373,195

Less accumulated depreciation		9,917,059	9,256,754

Property, plant and equipment, net		$5,172,882	$5,116,441

Note 4 – OdorStar:

In 2010, the Company and BBL Distributors, LLC (“BBL”) organized OdorStar. OdorStar owns patents relating to a device for producing chlorine dioxide, which is incorporated in the Company's disinfectant, sanitizer and deodorizer products manufactured and marketed under the Star brite® and Performacide® brand names.

OdorStar operated as a joint venture until September 16, 2014, when the Company acquired BBL’s membership interest, at which time OdorStar became a wholly-owned subsidiary of the Company. In connection with the Company’s acquisition of BBL's membership interest, BBL and its affiliates released any rights they may have to the Performacide® trade name. The Company paid BBL $150,000 and released BBL from indebtedness of $305,905 claimed by the Company.

Prior to the acquisition, the Company was the managing member of OdorStar and included OdorStar in its consolidated financial statements. The Company and BBL shared equally in profits or losses from OdorStar. The Company’s consolidated statements of operations include OdorStar’s operating loss of approximately $130,000 (including $34,000 during the period prior to the Company's acquisition of BBL's membership interest) and approximately $51,000 during the years ended December 31, 2014 and 2013, respectively. The Company’s consolidated balance sheets include approximately $663,000 and $474,000 in assets and $100,000 and $16,000 in liabilities of OdorStar at December 31, 2014 and 2013, respectively.

Note 5 – Revolving line of credit:

On August 4, 2014, the Company and Regions Bank entered into a new Business Loan Agreement (the“Business Loan Agreement”), under which the Company was provided a renewed revolving line of credit. Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement).Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case interest is payable at the 30 day LIBOR rate plus 2.65% per annum).

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 7 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At December 31, 2014, the Company was in compliance with these covenants. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At December 31, 2014 and December 31, 2013, the Company had no borrowings under the revolving line of credit.

The revolving line of credit replaces an earlier line of credit issued under a Credit Agreement that the Company, together with Kinpak, entered into with Regions Bank and Regions Equipment Finance Corporation ("REFCO") on July 6, 2011 (the "Credit Agreement"). The terms of the revolving line of credit under the Credit Agreement were similar to the terms of the revolving line of credit under the Business Loan Agreement.  At December 31, 2013, the Company had no borrowings under the earlier line of credit.

Note 6 – Accrued expenses payable:

Accrued expenses payable at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Accrued customer promotions	$369,238	$415,392
Accrued payroll, commissions, and benefits	255,880	317,810
Other	490,396	334,153

Total accrued expenses payable	$1,115,514	$1,067,355

Note 7 – Long-term debt:

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%.  Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date the term loan matures.  The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At December 31, 2014 approximately $1,110,000 was outstanding under the term loan.

At December 31, 2014 and 2013, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations. The capital leases aggregating $8,081 and $19,532 at December 31, 2014 and December 31, 2013, respectively have varying maturities through 2015 and carry interest rates ranging from 7% to 14%.

The following table provides information regarding the Company’s long-term debt at December 31, 2014 and 2013:

	Current Portion		Long-term Portion
	2014	2013	2014	2013

Term loan	$417,577	$403,074	$692,104	$1,109,680
Capitalized equipment leases	8,081	11,451	--	8,081

Total long-term debt	$425,658	$414,525	$692,104	$1,117,761

Required principal payments under these obligations are set forth below:

Year ending December 31,
2015	$425,658
2016	432,601
2017	259,503
Total	$1,117,762

Note 8 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2014	2013
Federal – current	$961,573	$799,264
Federal – deferred	(37,242)	(333)
State – current	24,949	17,835
State – deferred	(406)	(954)
Total provision for income taxes	$948,874	$815,812

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2014	%	2013	%
Income Tax computed at statutory rate	$1,013,133	34.0%	$765,367	34.0%
State tax, net of federal benefit	16,300	0.5%	12,344	0.5%
Loss attributable to noncontrolling interest	5,831	0.2%	8,746	0.4%
Share based compensation	(738)	0.0%	85,109	3.7%
Other, permanent adjustments	(79,733)	-2.7%	(59,247)	-2.6%
Tax credits and prior year tax adj.	(5,919)	-0.2%	3,493	0.2%
Provision for income taxes	$948,874	31.8%	$815,812	36.2%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31, 2014 and 2013:

	2014	2013
Deferred taxes – current
Reserves for bad debts, inventories, and other accruals	$123,360	$137,821
Total deferred tax asset current	$123,360	$137,821

Deferred taxes - non-current
Depreciation of property and equipment	$(258,682)	$(310,791)
Total deferred tax liability non-current	$(258,682)	$(310,791)

Note 9 – Related party transactions:

During 2014, as in previous years, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $1,956,000 and $1,834,000 during the years ended December 31, 2014 and 2013, respectively, and administrative fees aggregated approximately $478,000 and $406,000 during the years ended December 31, 2014 and 2013, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $715,000 and $536,000 at December 31, 2014 and 2013, respectively.

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

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development and to assist in the production of television commercials.  The Company paid the entity $42,000 for research and development services in each of the years ended December 31, 2014 and 2013. In addition, for the year ended December 31, 2014, the Company made a $40,000 prepayment, and for the year ended December 31, 2013, the Company paid $50,000, in each case to the affiliated company for the production of television commercials.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that its rental payments are below market rates.  See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its commercial insurance needs at an arm’s length competitive basis.  The Company paid in aggregate approximately $811,000 and $678,000 to the entity during the years ended December 31, 2014 and 2013, respectively.

Note 10 – Commitments and contingencies:

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $97,000 and $96,000 for the years ended December 31, 2014 and 2013, respectively.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,
2015	$96,064
2016	97,985
2017	99,945
2018	101,944
2019	103,983
Thereafter	437,148
Total	$937,069

On November 25, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, alleging patent infringement by SSM Distributors LLC, d/b/a Biocide Systems, and SSM Manufacturing, Inc. (SMM Distributors LLC is now defunct). The Second Amended Complaint, which amended a complaint initially filed on January 18, 2013, alleges that Biocide manufactured, used, sold and continues to sell an odor-eliminating product that infringes OdorStar's U.S. Patent No. 6,764,661 (“the ‘661 patent”), relating to a device for producing chlorine dioxide. Biocide denied infringement and both sides moved for summary judgment. On January 27, 2014, the District Court granted the defendants' motion for summary judgment of non-infringement and denied the plaintiffs' motion.

OdorStar and Kinpak appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. On January 8, 2015, the Court of Appeals affirmed the District Court's judgment. The Company has determined to take no further action, and the proceedings are concluded.

On March 27, 2014, the defendants filed a motion with the District Court seeking payment by OdorStar and Kinpak of their attorneys’ fees and non-taxable costs in the amount of $259,550, based on, among other things, the defendants’ contention that the plaintiffs' patent infringement claims were vexatious and intended to intimidate the defendants into withdrawing from competition with the plaintiffs.  OdorStar and Kinpak filed an opposition to the motion, essentially denying the defendants' contentions and stating that defendants were not entitled to payment of their attorneys’ fees under applicable legal standards. On March 2, 2015, the District Court denied the defendants’ motion.

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

The Plan authorizes 750,000 shares of the Company’s common stock for issuance, subject to antidilution adjustments upon the occurrence of certain events affecting the common stock.  The Company issued stock awards under the Plan to officers, key employees and a consultant totaling 128,000 and 121,000 shares of common stock in the aggregate during the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, 130,000 shares remained available for future issuance under the Plan.  Compensation expense related to the stock awards was approximately $356,000 and $306,000 for the years ended December 31, 2014 and 2013, respectively.

During 2014, stock options to purchase an aggregate of 145,000 shares were exercised. Following the withholding of an aggregate of 14,633 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 130,367 shares to the option holders who exercised their options.

The following tables provide information at December 31, 2014 and 2013 regarding outstanding options under the Company’s stock option plans as well as a grant made outside of the Company’s stock option plans.  As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

December 31, 2014
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	4/3/06	40,000	40,000	$1.08	4/2/16	1.3
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	3.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	4.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	5.4
		140,000	140,000	$1 ..18		3.2

December 31, 2013
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
Non Plan	3/25/09	115,000	115,000	$0.55	3/24/14	.2
2002 NQ	5/25/04	30,000	30,000	1.46	5/24/14	.4
2002 NQ	4/3/06	40,000	40,000	1.08	4/2/16	2.3
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	4.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	5.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	6.4
		285,000	285,000	$0 ..95		2.2

The following table shows the number of options outstanding under each stock option plan at December 31, 2014:

Plan	Options Outstanding
2002 NQ	80,000
2008 NQ	60,000
Totals	140,000

The following table provides information relating to stock option transactions during the years ended December 31, 2014 and 2013:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	170,000	$1.23	366,400	$1.11
Options exercised	(30,000)	1.46	(193,400)	1.01
Options forfeited or expired	---	0.97	(3,000)	0.97
Options outstanding end of the year	140,000	1.23	170,000	1.23
Non plan options	---	0.55	115,000	0.55
Totals	140,000	$1.18	285,000	$0.95

Stock options may be awarded as part of compensation to executives, employees, directors and others, pursuant to the terms of the Company’s Omnibus Equity Compensation Plan, but no options were awarded under the plan in 2014 or 2013.  Grants of stock options or other equity awards are made at the discretion of the Equity Grant Committee of the Board of Directors.  Options previously were granted under the Company’s other stock option plans, and only non-qualified options were outstanding on December 31, 2014. Non-qualified options were previously granted to outside directors, have a 10-year term and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  Compensation cost recognized during the year ended December 31, 2014 and 2013 attributable to stock options was $0 and $12,000, respectively.

At December 31, 2014 and 2013, there was no unrecognized compensation cost related to share based compensation arrangements.

Note 12 – Major customers:

The Company had sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net revenues for each of the years ended December 31, 2014 and 2013.  Sales to these customers aggregated approximately 36% and 39% of consolidated net revenues for 2014 and 2013, respectively.

The Company’s top five unaffiliated customers represented approximately 47% and 49%, of consolidated net revenues for the years ended December 31, 2014 and 2013, respectively, and 36% and 31% of consolidated trade accounts receivables at December 31, 2014 and 2013, respectively.  While the Company enjoys good relations with these customers, the loss of any of these customers could have an adverse impact on the Company’s operations.

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

	Year Ended December 31 ,
	2014	2013
Earnings per common share –Basic

Net income attributable to OBCI	$2,048,077	$1,460,992

Weighted average number of common shares outstanding	8,834,951	8,542,686

Earnings per common share – Basic	$0.23	$0.17

Earnings per common share – Diluted

Net income attributable to OBCI	$2,048,077	$1,460,992

Weighted average number of common shares outstanding	8,834,951	8,542,686

Dilutive effect of employee stock-based awards	111,251	244,982

Weighted average number of common shares outstanding - assuming dilution	8,946,202	8,787,668

Earnings per common share - Diluted	$0.23	$0.17

The Company had no stock options outstanding at December 31, 2014 and 2013, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Shareholders’ equity:

During the years ended December 31, 2014 and 2013, the Company granted stock awards of 128,000 and 121,000 shares of common stock, respectively, to certain executives, key employees and a consultant.  Compensation expense recorded in connection with the stock awards for the years ended December 31, 2014 and 2013 aggregated approximately $356,000 and $306,000, respectively.

During 2014, an officer, directors, and a former director of the Company exercised stock options to purchase 145,000 shares of the Company’s common stock for approximately $63,000 in cash and the withholding by the Company of 14,633 shares underlying the stock options.  As a result, 130,367 shares were issued upon exercise, and approximately $49,600 is reflected as paid in capital on the consolidated balance sheet as a result of the stock option exercises.

During 2013, several employees of the Company and a consultant exercised options to purchase 193,400 shares of the Company’s common stock for approximately $80,000 in cash and the withholding by the Company of 42,838 shares underlying the stock options.  As a result, 150,562 shares were issued upon exercise, and approximately $80,000 is reflected as paid in capital on the consolidated balance sheet as a result of the stock option exercises.

On April 15, 2014, the Company paid a special cash dividend of $0.05 per common share to all shareholders of record on April 1, 2014. The dividend aggregated $440,016.

Note -15 – Recent Accounting Pronouncements:

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the year ended December 31, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

EXHIBIT INDEX

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1	Business Loan Agreement, dated August 4, 2014 (executed August 6, 2014), between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.2	Promissory Note, dated August 4, 2014 (executed August 6, 2014), issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.3	Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.4	Ocean Bio-Chem, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-174659), filed with the Securities and Exchange Commission on June 2, 2011).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company to Regions Bank in connection with the revolving line of credit under the Credit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.8	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.9	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.10	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.11	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.12	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.13	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21.	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith

E-1