Form 10-Q
period 2015-03-31
OCEAN BIO CHEM INC
filed 2015-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

At May 14, 2015, 8,922,118 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at March 31, 2015 (unaudited) and December 31, 2014	3

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2015 and 2014	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2015 and 2014	5

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2015 and 2014	6

	Notes to condensed consolidated financial statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4. Controls and Procedures	17

PART II	Other Information:

	Item 1A. Risk Factors	17

	Item 6. Exhibits	18

	Signatures	19

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,011,559	$3,062,729
Trade accounts receivable less allowances of approximately $69,000 and $76,000, respectively	3,482,159	4,850,282
Receivables due from affiliated companies	1,047,742	715,034
Inventories, net	10,097,107	8,109,333
Prepaid expenses and other current assets	1,065,321	844,783
Deferred tax asset	125,957	123,360
Total Current Assets	17,829,845	17,705,521

Property, plant and equipment, net	5,271,944	5,172,882

Other Assets:
Intangible assets, net	1,078,110	1,095,458
Other assets	5,175	6,550
Total Other Assets	1,083,285	1,102,008
Total Assets	$24,185,074	$23,980,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,995,712	$1,439,868
Current portion of long term debt	427,036	425,658
Income taxes payable	---	16,465
Accrued expenses payable	916,597	1,115,514
Total Current Liabilities	3,339,345	2,997,505

Deferred tax liability	252,267	258,682
Long term debt, less current portion	585,383	692,104
Total Liabilities	4,176,995	3,948,291

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,922,118 and 8,914,274 shares issued	89,221	89,142
Additional paid in capital	9,131,873	9,131,952
Foreign currency translation adjustment	(287,278)	(279,163)
Retained earnings	11,074,263	11,090,189
Total Shareholders' Equity	20,008,079	20,032,120
Total Liabilities and Shareholders' Equity	$24,185,074	$23,980,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015		2014

Gross sales		$6,328,343	$6,240,025
Less: discounts, returns, and allowances		325,914	319,326

Net sales		6,002,429	5,920,699

Cost of goods sold		3,965,780	3,833,036

Gross profit		2,036,649	2,087,663

Operating Expenses:
Advertising and promotion		615,872	583,869
Selling and administrative		1,421,546	1,152,025
Total operating expenses		2,037,418	1,735,894

Operating (loss) income		(769)	351,769

Other (expense)
Interest, net (expense)		(10,075)	(11,382)
Other (expense)		(12,522)	---

(Loss) income before income taxes		(23,366)	340,387

Benefit (provision) for income taxes		7,440	(123,220)

Net (loss) income		(15,926)	217,167

Loss attributable to noncontrolling interests		---	6,431
Net (loss) income attributable to Ocean Bio-Chem, Inc.		$(15,926)	$223,598

Earnings per common share – basic and diluted	$	---	$0.03

Dividends per common share	$	---	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Net (loss) income	$(15,926)	$217,167

Foreign currency translation adjustment	(8,115)	(4,161)

Comprehensive (loss) income	(24,041)	213,006

Comprehensive loss attributable to noncontrolling interests	---	6,431

Comprehensive (loss) income attributable to Ocean Bio-Chem, Inc.	$(24,041)	$219,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:

Net (loss) income	$(15,926)	$217,167
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	221,559	201,005
Deferred income taxes	(9,012)	(2,131)
Loss on sale of property, plant and equipment	12,522	---
Other operating non-cash items	23,874	(36,886)

Changes in assets and liabilities:
Trade accounts receivable	1,374,194	1,493,516
Inventories	(2,001,274)	(1,395,797)
Other assets	1,375	1,241
Prepaid expenses and other current assets	(220,538)	(152,556)
Receivables due from affiliated companies	(332,708)	(492,619)
Accounts payable and other accrued expenses	340,462	164,541

Net cash used in operating activities	(605,472)	(2,519)

Cash flows from investing activities:
Purchases of property, plant and equipment	(370,795)	(183,490)
Proceeds from sale of property, plant, and equipment	55,000	---
Net cash used in investing activities	(315,795)	(183,490)

Cash flows from financing activities:
Payments on long-term debt	(105,343)	(103,627)
Proceeds from exercise of stock options	---	63,250

Net cash used in financing activities	(105,343)	(40,377)

Effect of exchange rates on cash	(24,560)	(15,271)

Net decrease in cash	(1,051,170)	(241,657)

Cash at beginning of period	3,062,729	3,071,887
Cash at end of period	$2,011,559	$2,830,230

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$10,379	$13,974
Cash paid for income taxes during period	$87,000	$130,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Prior to September 16, 2014, one of the Company’s subsidiaries, OdorStar Technology, LLC (“OdorStar”), was a joint venture in which the Company had a controlling interest and, therefore, OdorStar was included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2014. On September 16, 2014, the Company acquired the joint venture partner’s interest in OdorStar, which became a wholly–owned subsidiary of the Company.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the three months ended March 31, 2015 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Raw materials	$4,089,753	$3,365,093
Finished goods	6,298,150	5,021,536
Inventories, gross	10,387,903	8,386,629

Inventory reserves	(290,796)	(277,296)

Inventories, net	$10,097,107	$8,109,333

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $474,000 and $493,000 at March 31, 2015 and December 31, 2014, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	Estimate Useful Life	March 31, 2015	December 31, 2014
Land		$278,325	$278,325
Building and improvements	30 years	4,650,349	4,648,089
Manufacturing and warehouse equipment	6-20 years	8,635,428	8,486,397
Office equipment and furniture	3-5 years	1,094,797	1,044,605
Construction in process		128,488	64,038
Leasehold improvements	10-15 years	541,521	436,659
Vehicles	3 years	42,283	131,828
Property, plant and equipment, gross		15,371,191	15,089,941

Less accumulated depreciation		(10,099,247)	(9,917,059)

Property, plant and equipment, net		$5,271,944	$5,172,882

5.	REVOLVING LINE OF CREDIT

On August 4, 2014, the Company and Regions Bank entered into a Business Loan Agreement (the“Business Loan Agreement”), under which the Company was provided a renewed revolving line of credit. Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement).Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case interest is payable at the 30 day LIBOR rate plus 2.65% per annum).

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2015 and December 31, 2014, the Company was in compliance with these covenants. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At March 31, 2015 and December 31, 2014, the Company had no borrowings under the revolving line of credit.

6.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At March 31, 2015, approximately $1,007,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other).

At March 31, 2015 and December 31, 2014, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $5,753 and $8,081 at March 31, 2015 and December 31, 2014, respectively, have varying maturities through 2015 and carry an interest rate of 14%.

The following table provides information regarding the Company’s long term debt at March 31, 2015 and December 31, 2014:

	Current Portion		Long Term Portion
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Term loan	$421,283	$417,577	$585,383	$692,104
Capitalized equipment leases	5,753	8,081	---	---

Total long term debt	$427,036	$425,658	$585,383	$692,104

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2016	$427,036
2017	436,441
2018	148,942
Total	$1,012,419

7.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $725,000 and $713,000 during the three months ended March 31, 2015 and 2014, respectively.  Administrative fees aggregated approximately $107,000 and $92,000 during the three months ended March 31, 2015 and 2014, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,048,000 and $715,000 at March 31, 2015 and December 31, 2014, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development and to assist in the production of television commercials.  Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended March 31, 2015 and 2014, for research and development services. In addition, during the year ended December 31, 2014, the Company made a $40,000 prepayment to this entity for the production of television commercials. The Company’s condensed consolidated balance sheets include the $40,000 prepayment in prepaid expenses and other current assets at March 31, 2015 and December 31, 2014, respectively.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2015 and 2014, the Company paid an aggregate of approximately $216,000 and $217,000, respectively, in insurance premiums on policies obtained through the entity.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended March 31, 2015 and 2014, respectively.

On November 25, 2013, OdorStar and Kinpak filed a Second Amended Complaint in the United States District Court for the Southern District of Florida, which amended a complaint initially filed on January 18, 2013, alleges that Biocide manufactured, used, sold and continues to sell an odor-eliminating product that infringes OdorStar's U.S. Patent No. 6,764,661 (“the ‘661 patent”), relating to a device for producing chlorine dioxide. Biocide denied infringement and both sides moved for summary judgment. On January 27, 2014, the District Court granted the defendants' motion for summary judgment of non-infringement and denied the plaintiffs' motion. On January 8, 2015 the Court of Appeal affirmed the District Court’s judgement. On March 27, 2014, SSM Distributors LLC, d/b/a Biocide Systems, and SSM Manufacturing, Inc. (SMM Distributors LLC is now defunct) filed a motion with the District Court seeking payment by OdorStar and Kinpak of their attorneys’ fees and non-taxable costs in the amount of $259,550, based on, among other things, the defendants’ contention that the plaintiffs' patent infringement claims were vexatious and intended to intimidate the defendants into withdrawing from competition with the plaintiffs.  OdorStar and Kinpak filed an opposition to the motion, essentially denying the defendants' contentions and stating that defendants were not entitled to payment of their attorneys’ fees under applicable legal standards. On March 2, 2015, the District Court denied the defendants’ motion.

9.	EARNINGS PER SHARE

Basic earnings per share is calculated based on net income attributable to Ocean Bio-Chem, Inc. and the weighted average number of shares outstanding during the reported period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options using the treasury stock method.   The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended March 31,
	2015	2014
Earnings per common share -Basic

Net (loss) income attributable to OBCI	$(15,926)	$223,598

Weighted average number of common shares outstanding	8,920,288	8,690,074

Earnings per common share - Basic	$0.00	$0.03

Earnings per common share – Diluted

Net (loss) income attributable to OBCI	$(15,926)	$223,598

Weighted average number of common shares outstanding	8,920,288	8,690,074

Dilutive effect of employee stock-based awards	---	173,050

Weighted average number of common shares outstanding - assuming dilution	8,920,288	8,863,124

Earnings per common share - Diluted	$0.00	$0.03

For the three months ended March 31, 2015 and March 31, 2014, 99,689 and 0 shares underlying outstanding stock awards were not included in the computation of earnings per common share – diluted because their effect was antidilutive.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended March 31, 2015, stock options to purchase an aggregate of 10,000 shares were exercised.  Following the withholding of an aggregate of 2,156 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 7,844 shares to the option holder who exercised his options.

There was no stock compensation expense attributable to stock options during the three months ended March 31, 2015 and 2014. At March 31, 2015, there was no unrecognized compensation expense related to stock options.

There were no stock awards issued during the three months ended March 31, 2015 and 2014.

The following table provides information at March 31, 2015 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002NQ	4/03/06	30,000	30,000	$1.08	4/02/16	1.0
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	2.8
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	3.8
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	5.1

		130,000	130,000	$1.19		3.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview:

We are principally engaged in manufacturing, marketing and distributing a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, StarTron® and other trademarks within the United States of America and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products. We also manufacture, market and distribute a line of disinfectant, sanitizing and deodorizing products. We sell our products to national retailers and to national and regional distributors who sell our products to specialized retail outlets.

Critical accounting estimates:

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table provides a summary of our financial results for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended March 31,
			Percent	Percentage of Net sales
	2015	2014	Change	2015	2014
Net sales	$6,002,429	$5,920,699	1.4%	100.0%	100.0%
Cost of Goods sold	3,965,780	3,833,036	3.5%	66.1%	64.7%
Gross Profit	2,036,649	2,087,663	(2.4)%	33.9%	35.3%
Advertising and promotion	615,872	583,869	5.5%	10.3%	9.9%
Selling and administrative	1,421,546	1,152,025	23.4%	23.7%	19.5%
Operating (loss) income	(769)	351,769	(100.2)%	0.0%	5.9%
Interest (expense), net	(10,075)	(11,382)	(11.5)%	0.2%	0.2%
Other (expense)	(12,522)	---	N/A	0.2%	0.0%
Benefit (Provision) for income taxes	7,440	(123,220)	106.0%	(0.1)%	2.1%
Net (loss) income	$(15,926)	$217,167	(107.3)%	(0.3)%	3.7%

Net (loss) income attributable to OBCI	$(15,926)	$223,598	(107.1)%	(0.3)%	3.8%

Net sales increased by $81,000 or 1.4% to approximately $6,002,000 for the three months ended March 31, 2015 from approximately $5,921,000 during the same period in 2014. Despite the increase, and as was the case in the 2014 period, net sales, principally with respect to our marine products, were adversely affected by unusually cold weather in many portions of the United States.

Cost of goods sold increased by approximately $133,000 or 3.5% to approximately $3,966,000 during the three months ended March 31, 2015, from approximately $3,833,000 during the same period in 2014.  The increase in cost of goods sold reflects a less favorable product mix and the increase in net sales.

Gross profit decreased by approximately $51,000 or 2.4% to approximately $2,037,000 for the three months ended March 31, 2015, from approximately $2,088,000 during the same period in 2014, as the result of the factors described above. As a percentage of net sales, gross profit was approximately 33.9% and 35.3% for the three month periods ended March 31, 2015 and 2014 respectively.

Advertising and promotion expenses increased by $32,000 or 5.5% to approximately $616,000 for the three months ended March 31, 2015 from approximately $584,000 during the same period in 2014.  As a percentage of net sales, advertising and promotion expense was approximately 10.3% in the first quarter of 2015 compared to approximately 9.9% in the first quarter of 2014.  The increase is a result of increased internet advertising.

Selling and administrative expenses increased by approximately $270,000 or 23.4%, from approximately $1,152,000 during the three months ended March 31, 2014 to approximately $1,422,000 during the same period in 2015.  The increase is a result of increased legal fees, a smaller reduction of our accounts receivable allowance, higher premiums for general liability and employee health insurance, increased sales-related travel & entertainment, and higher salary expense. As a percentage of net sales, selling and administrative expenses increased to 23.7% during the first quarter of 2015 compared to 19.5% in the first quarter of 2014.

Interest expense, net decreased by approximately $1,000 to approximately $10,000 during the three months ended March 31, 2015, compared to approximately $11,000 during the three months ended March 31, 2014. The decrease reflects the declining outstanding principal on our term loan.

Operating (loss) income – As a result of the foregoing, we had an operating loss of approximately $1,000 in the first quarter of 2015 compared to operating income of approximately $352,000 in the same period in 2014.

Income taxes – We had an income tax benefit of approximately $7,000, or 31.8% of our pretax loss in the first quarter of 2015, compared to income tax expense of $123,000 or 36.2% of pretax income, during the first quarter of 2014. The lower tax rate reflects our projected rate for the full year of 2015, which is consistent with the year ended December 31, 2014.

Net (loss) income and Net (loss) income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, the Company had a net loss for the first quarter of 2015 of approximately $16,000, compared to net income of $217,000 for the same period in 2014. Net loss attributable to Ocean Bio-Chem. Inc. for the first quarter of 2015 is approximately $16,000, compared to net income attributable to Ocean Bio-Chem. Inc. of approximately $224,000 in the first quarter 2014.  Net income attributable to Ocean Bio-Chem, Inc. for the 2014 period does not include a loss of approximately $6,000 that is attributable to the ownership interest of our former joint venture partner in OdorStar Technology, LLC (“OdorStar”).

Liquidity and capital resources:

Our cash balance was approximately $2,012,000 at March 31, 2015 compared to approximately $3,063,000 at December 31, 2014. At March 31, 2015 and December 31, 2014, we had no borrowings under our revolving line of credit.

Net cash used in operating activities during the three months ended March 31, 2015 was approximately $605,000 compared to net cash used in operating activities of approximately $3,000 for the three months ended March 31, 2014.  The increase in cash used in operating activities is primarily due to increased inventory purchases, lower net income and a lower net decrease in trade accounts receivable, partially offset by changes in receivables due from affiliated companies and accounts payable and other accrued expenses.

Net trade accounts receivable aggregated approximately $3,482,000 at March 31, 2015 a decrease of approximately $1,368,000 or 28.2% compared to net trade accounts receivable of $4,850,000 at December 31, 2014. The higher trade accounts receivable balance at December 31, 2014 is principally due to higher sales in the fourth quarter of 2014 compared to the first quarter of 2015, reflecting both the success of a company sales initiative to increase fourth quarter 2014 sales and the adverse effect on first quarter 2015 sales of unusually severe weather.

Inventories, net increased by approximately $1,988,000 or 24.5% from approximately $8,109,000 at December 31, 2014 to approximately $10,097,000 at March 31, 2015.  We have increased our inventory in anticipation of the second quarter sales.

Net cash used in investing activities was approximately $316,000 for the three months ended March 31, 2015 compared to approximately $183,000 for the three months ended March 31, 2014.  The increase in cash used is primarily due to leasehold improvements to expand office space at our corporate headquarters, partially offset by the sale of a recreational vehicle we purchased in 2014 for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities was approximately $105,000 for the three months ended March 31, 2015 compared to net cash used of approximately $40,000 during the three months ended March 31, 2014. While both periods reflect repayments under our term loan, cash used in the 2014 period was considerably offset by $63,000 in cash proceeds resulting from the exercise of stock options in the first quarter of 2014.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four quarter basis), falls to or below 2.0 to 1, interest on the term loan will increase to 4.55% per annum. At March 31, 2015, our debt service coverage ratio was approximately 6.4 to 1.

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

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2015, our debt coverage ratio was approximately 6.4 to 1, and our debt to capitalization ratio was approximately .05 to 1.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $6,000 and $8,000 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, we had no borrowings under our revolving line of credit. See Notes 5 and 6 to the condensed consolidated financial statements included in this report for additional information regarding our debt obligations.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the three months ended March 31, 2015, we recorded approximately $8,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $8,000).

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

Many of the raw materials that we use in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices. The nature of our business does not enable us to pass through the price increases to our national retailer customers and to our distributors as promptly as we experience increases in raw material costs. This may, at times, adversely affect our margins.

At March 31, 2015 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2015	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 15, 2015	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

