Form 10-Q
period 2015-06-30
OCEAN BIO CHEM INC
filed 2015-08-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 13, 2015, 8,922,118 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

	Item 1. Financial Statements	3

	Condensed consolidated balance sheets at June 30, 2015 (unaudited) and December 31, 2014	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2015 and 2014	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2015 and 2014	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2015 and 2014	6

	Notes to condensed consolidated financial statements	7-13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

	Item 4. Controls and Procedures	19

PART II	Other Information:

	Item 1. Legal Proceedings	19

	Item 1A. Risk Factors	19

	Item 6. Exhibits	20

	Signatures	21

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,846,776	$3,062,729
Trade accounts receivable less allowances of approximately $61,000 and $76,000, respectively	4,011,654	4,850,282
Receivables due from affiliated companies	890,719	715,034
Inventories, net	9,105,494	8,109,333
Prepaid expenses and other current assets	707,958	844,783
Deferred tax asset	130,162	123,360
Total Current Assets	17,692,763	17,705,521

Property, plant and equipment, net	5,463,974	5,172,882

Other Assets:
Intangible assets, net	1,067,356	1,095,458
Other assets	4,600	6,550
Total Other Assets	1,071,956	1,102,008
Total Assets	$24,228,693	$23,980,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,409,693	$1,439,868
Current portion of long term debt	446,743	425,658
Income taxes payable	---	16,465
Accrued expenses payable	1,454,282	1,115,514
Total Current Liabilities	3,310,718	2,997,505

Deferred tax liability	237,506	258,682
Long term debt, less current portion	556,346	692,104
Total Liabilities	4,104,570	3,948,291

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,922,118 and 8,914,274 shares issued	89,221	89,142
Additional paid in capital	9,131,873	9,131,952
Foreign currency translation adjustment	(284,931)	(279,163)
Retained earnings	11,187,960	11,090,189
Total Shareholders' Equity	20,124,123	20,032,120

Total Liabilities and Shareholders' Equity	$24,228,693	$23,980,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014

Gross sales		$9,144,836		$9,167,806		$15,473,179	$15,407,831
Less: discounts, returns, and allowances		406,131		355,011		732,045	674,337

Net sales		8,738,705		8,812,795		14,741,134	14,733,494

Cost of goods sold		5,574,607		5,382,010		9,540,387	9,215,046

Gross profit		3,164,098		3,430,785		5,200,747	5,518,448

Operating Expenses:
Advertising and promotion		931,633		716,294		1,547,505	1,300,163
Selling and administrative		2,056,828		2,132,319		3,478,374	3,284,344
Total operating expenses		2,988,461		2,848,613		5,025,879	4,584,507

Operating income		175,637		582,172		174,868	933,941

Other expense
Interest, net (expense)		(8,820)		(10,135)		(18,895)	(21,517)
Other (expense)		---		---		(12,522)	---

Income before income taxes		166,817		572,037		143,451	912,424

Provision for income taxes		53,120		167,835		45,680	291,055

Net income		113,697		404,202		97,771	621,369

Loss attributable to noncontrolling interests		---		6,431		---	12,862
Net income attributable to Ocean Bio-Chem, Inc.		$113,697		$410,633		$97,771	$634,231

Earnings per common share – basic and diluted		$0.01		$0.05		$0.01	$0.07

Dividends declared per common share	$	---	$	---	$	---	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$113,697	$404,202	$97,771	$621,369

Other comprehensive income (loss):

Foreign currency translation adjustment	2,347	7,954	(5,768)	3,793

Comprehensive income	116,044	412,156	92,003	625,162

Comprehensive loss attributable to noncontrolling interests	---	6,431	---	12,862

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$116,044	$418,587	$92,003	$638,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:

Net income	$97,771	$621,369
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	446,799	406,987
Deferred income taxes	(27,978)	(18,778)
Loss on sale of property, plant and equipment	12,522	---
Stock based compensation	---	356,085
Other operating non-cash items	33,030	2,031

Changes in assets and liabilities:

Trade accounts receivable	852,922	225,308
Inventories	(1,029,911)	(582,465)
Other assets	1,950	(48,370)
Prepaid expenses and other current assets	136,825	(90,857)
Receivables due from affiliated companies	(175,685)	(296,029)
Accounts payable and other accrued expenses	292,128	139,246

Net cash provided by operating activities	640,373	714,527

Cash flows from investing activities:
Purchases of property, plant and equipment	(670,525)	(476,468)
Cash paid for patent and trademark registration	(6,594)	---
Sale of property, plant, and equipment	55,000	---
Net cash used in investing activities	(622,119)	(476,468)

Cash flows from financing activities:
Payments on long-term debt	(214,865)	(206,783)
Dividends paid to common shareholders	---	(440,016)
Proceeds from exercise of stock options	---	63,250

Net cash used in financing activities	(214,865)	(583,549)

Effect of exchange rates on cash	(19,342)	(12,762)

Net decrease in cash	(215,953)	(358,252)

Cash at beginning of period	3,062,729	3,071,887
Cash at end of period	$2,846,776	$2,713,635

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$19,506	$26,703
Cash paid for income taxes during period	$118,000	$406,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Prior to September 16, 2014, one of the Company’s subsidiaries, OdorStar Technology, LLC (“OdorStar”), was a joint venture in which the Company had a controlling interest and, therefore, OdorStar was included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2014. On September 16, 2014, the Company acquired the joint venture partner’s interest in OdorStar, which became a wholly–owned subsidiary of the Company.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2015 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of inventories at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Raw materials	$3,729,610	$3,365,093
Finished goods	5,686,930	5,021,536
Inventories, gross	9,416,540	8,386,629

Inventory reserves	(311,046)	(277,296)

Inventories, net	$9,105,494	$8,109,333

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $485,000 and $493,000 at June 30, 2015 and December 31, 2014, respectively, and are included in inventories, net on the balance sheet.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	Estimate Useful Life	June 30, 2015	December 31, 2014
Land		$278,325	$278,325
Building and improvements	30 years	4,650,349	4,648,089
Manufacturing and warehouse equipment	6-20 years	8,687,012	8,486,397
Office equipment and furniture	3-5 years	1,244,159	1,044,605
Construction in process		325,964	64,038
Leasehold improvements	10-15 years	543,021	436,659
Vehicles	3 years	42,283	131,828
Property, plant and equipment, gross		15,771,113	15,089,941

Less accumulated depreciation		(10,307,139)	(9,917,059)

Property, plant and equipment, net		$5,463,974	$5,172,882

5.	REVOLVING LINE OF CREDIT

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2015 and December 31, 2014, the Company was in compliance with these covenants. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At June 30, 2015 and December 31, 2014, the Company had no borrowings under the revolving line of credit.

6.	LONG TERM DEBT

On July 6, 2011, under the Equipment Finance Addendum to the Credit Agreement, Regions Bank and Regions Equipment Finance Corporation provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At June 30, 2015, approximately $903,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other).

At June 30, 2015 and December 31, 2014, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $100,352 and $8,081 at June 30, 2015 and December 31, 2014, respectively, have varying maturities through 2020 and carry interest rates ranging from 2% to 14%.

The following table provides information regarding the Company’s long term debt at June 30, 2015 and December 31, 2014:

	Current Portion		Long Term Portion
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Term loan	$425,022	$417,577	$477,715	$692,104
Capitalized equipment leases	21,721	8,081	78,631	---

Total long term debt	$446,743	$425,658	$556,346	$692,104

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2016	$446,743
2017	459,032
2018	56,463
2019	19,414
2020	19,773
Thereafter	1,664
Total	$1,003,089

7.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2015 and 2014, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $493,000 and $295,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $1,218,000 and $1,008,000 for the six months ended June 30, 2015 and 2014, respectively.  Administrative fees aggregated approximately $162,000 and $147,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $269,000 and $239,000 for the six months ended June 30, 2015 and 2014, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $891,000 and $715,000 at June 30, 2015 and December 31, 2014, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development and to assist in the production of television commercials.  Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended June 30, 2015 and 2014, and $21,000 for each of the six month periods ended June 30, 2015 and 2014, for research and development services. In addition, during the year ended December 31, 2014, the Company made a $40,000 prepayment to this entity for the production of television commercials. The Company’s condensed consolidated balance sheets include the $40,000 prepayment in prepaid expenses and other current assets at June 30, 2015 and December 31, 2014, respectively.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2015 and 2014, the Company paid an aggregate of approximately $177,000 and $98,000, respectively, and during the six months ended June 30, 2015 and 2014, the Company paid an aggregate of approximately $393,000 and $315,000, respectively in insurance premiums on policies obtained through the entity.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 for each of the three months ended June 30, 2015 and 2014, respectively, and was approximately $49,000 for each of the six month periods ended June 30, 2015 and 2014, respectively.

On August 13, 2014, Star-Brite Distributing, Inc. (“Star-Brite”), a wholly-owned subsidiary of the Company, filed a complaint for injunctive relief and damages against Gold Eagle Co. (“Gold Eagle”) in the United States District Court for the Southern District of Florida. The complaint alleges that Gold Eagle, in violation of Section 43(a) of the Lanham Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida False Advertising Statute, made false and/or misleading statements in a comparative marketing campaign against Star Tron® Enzyme Fuel Treatment, an enzyme based fuel additive for the marine market, used to treat ethanol gasoline, commonly referred to as E10 fuel. The complaint also constitutes a claim for common law unfair competition.

Specifically, the complaint alleges, among other things, that Gold Eagle commenced a marketing campaign for its STA-BIL® Marine ethanol fuel treatment and stabilizer (“STA-BIL Marine”) that included a product information tag attached to the neck of the STA-BIL Marine product bottle; that the product information tag contained a comparison advertisement purportedly establishing that, based on a fuel stability test and a corrosion control test, STA-BIL Marine outperformed Star Tron; and that the tests used were not appropriate for fuel additives treating E10 fuel.

The complaint seeks a preliminary and permanent injunction enjoining Gold Eagle from further publishing the alleged false and/or misleading statements and requiring Gold Eagle to issue corrective advertising sufficient to dispel the lingering harmful effects of specified product information tags; the entry of a judgment against Gold Eagle for actual damages and enhanced damages up to three times actual damages; disgorgement of profits to Star-Brite that Gold Eagle made as a result of the alleged unlawful actions; and costs and attorney’s fees.

Gold Eagle filed an answer to complaint and counterclaim, generally denying the allegations in Star-Brite’s complaint and asserting, among other things, that original equipment manufacturers recognize the fuel stability test it used as reliable for testing E10 fuel treatment additives and that the corrosion protection test it used is applicable to most boat engine fuel systems. Gold Eagle also asserted affirmative defenses to Star-Brite’s claims. Gold Eagle’s counterclaim alleges, among other things, that in various advertising and marketing materials for Star Tron, which Star-Brite markets for use in various types of engines, Star-Brite makes false and misleading claims that are causing harm to Gold Eagle, which markets competitive products under the STA-BIL brand, thereby violating the same statutory provisions as Gold Eagle is alleged to have violated in Star-Brite’s complaint, and also constituting common law unfair competition. Among other things, the counterclaim references several tests conducted by a laboratory hired by Gold Eagle and alleges that, given the results of these tests, Star-Brite’s claims that Star Tron improves the performance of E10 fuel, provides cleaning and restorative benefits, and provides benefits with respect to ethanol fuel problems are false and misleading.

Gold Eagle seeks, among other things, a permanent injunction enjoining Star-Brite from further using, displaying and distributing marketing materials that include the alleged false and misleading claims and requiring Star-Brite to issue corrective statements sufficient to dispel any residual harmful effects of the alleged false and misleading statements; and that the Court issue a judgment against Star-Brite for actual damages to be enhanced up to three times; disgorgement of profits to Gold Eagle that Star-Brite made as a result of its alleged unlawful actions; and attorney’s fees, costs and interest.

Star-Brite filed an answer to the counterclaim, generally denying the allegations, and asserting affirmative defenses, including that Star-Brite’s subject advertising is based on reliable tests, data and results, and that the counterclaim is barred by, among other things, the applicable statutes of limitations and the doctrine of laches.

Discovery is in process; the trial is scheduled to commence in November 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per common share – Basic

Net income attributable to OBCI	$113,697	$410,633	$97,771	$634,231

Weighted average number of common shares outstanding	8,922,118	8,817,846	8,921,208	8,754,313

Earnings per common share – Basic	$0.01	$0.05	$0.01	$0.07

Earnings per common share – Diluted

Net income attributable to OBCI	$113,697	$410,633	$97,771	$634,231

Weighted average number of common shares outstanding	8,922,118	8,817,846	8,921,208	8,754,313

Dilutive effect of employee stock-based awards	89,603	83,225	94,980	127,925

Weighted average number of common shares outstanding - assuming dilution	9,011,721	8,901,071	9,016,188	8,882,238

Earnings per common share – Diluted	$0.01	$0.05	$0.01	$0.07

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2015 and 2014, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended June 30, 2015, no stock options were exercised.

During the six months ended June 30, 2015, stock options to purchase an aggregate of 10,000 shares were exercised.  Following the withholding of an aggregate of 2,156 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 7,844 shares to the option holder who exercised his options.

Stock compensation expense during the three and six months ended June 30, 2015 and 2014 attributable to stock awards was approximately $0 and $356,000, respectively. There was no stock compensation expense attributable to stock options during the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, there was no unrecognized compensation expense related to stock options.

The following table provides information at June 30, 2015 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002NQ	4/03/06	30,000	30,000	$1.08	4/02/16	0.8
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	2.5
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	3.6
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	4.9

		130,000	130,000	$1.19		2.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table provides a summary of our financial results for the three months ended June 30, 2015 and 2014:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2015	2014	Change	2015	2014
Net sales	$8,738,705	$8,812,795	(0.8)%	100.0%	100.0%
Cost of goods sold	5,574,607	5,382,010	3.6%	63.8%	61.1%
Gross profit	3,164,098	3,430,785	(7.8)%	36.2%	38.9%
Advertising and promotion	931,633	716,294	30.1%	10.7%	8.1%
Selling and administrative	2,056,828	2,132,319	(3.5)%	23.5%	24.2%
Operating income	175,637	582,172	(69.8)%	2.0%	6.6%
Interest (expense), net	(8,820)	(10,135)	(13.0%)	0.1%	0.1%
Provision for income taxes	(53,120)	(167,835)	(68.3)%	0.6%	1.9%
Net income	$113,697	$404,202	(71.9)%	1.3%	4.6%

Net income attributable to Ocean Bio-Chem, Inc.	$113,697	$410,633	(72.3)%	1.3%	4.7%

Net sales decreased by approximately $74,000 or 0.8% to approximately $8,739,000 for the three months ended June 30, 2015 from approximately $8,813,000 during the same period in 2014.

Cost of goods sold increased by approximately $193,000 or 3.6% to approximately $5,575,000 during the three months ended June 30, 2015, from approximately $5,382,000 during the same period in 2014.  Cost of goods sold increased despite relatively flat net sales due to a less favorable mix of products sold during the 2015 period.

Gross profit decreased by approximately $267,000 or 7.8% to approximately $3,164,000 for the three months ended June 30, 2015, from approximately $3,431,000 during the same period in 2014, as the result of the factors described above. As a percentage of net sales, gross profit was approximately 36.2% and 38.9% for the three month periods ended June 30, 2015 and 2014, respectively. The lower gross profit percentage is a result of increased sales to affiliated companies and a less favorable product mix. However, because the affiliated companies bear their own advertising, selling and marketing costs, our overall profit margins with respect to sales to the affiliated companies are similar to our profit margins with respect to sales to our larger domestic customers.

Advertising and promotion expenses increased by approximately $215,000 or 30.1% to approximately $931,000 for the three months ended June 30, 2015 from approximately $716,000 during the same period in 2014.  As a percentage of net sales, advertising and promotion expense was approximately 10.7% in the second quarter of 2015 compared to approximately 8.1% in the second quarter of 2014.  The increase is a result of increased customer cooperative advertising allowances provided to select customers, primarily based on the volume of our sales to these customers, as well as increases in internet, magazine and television advertising and expenses relating to trade shows.

Selling and administrative expenses decreased by approximately $75,000 or 3.5%, from approximately $2,132,000 during the three months ended June 30, 2014 to approximately $2,057,000 during the same period in 2015.  During the three months ended June 30, 2015, we did not record any stock based compensation expense, while we recorded approximately $356,000 in such expenses during the same period in 2014. The decrease in general and administrative expenses was partially offset by higher legal fees that are largely attributable to the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report, as well as expenses related to the development of our new Outdoor Collection for outdoor furniture care and our new recreational vehicle care product line. As a percentage of net sales, selling and administrative expenses decreased to 23.5% during the second quarter of 2015 compared to 24.2% in the second quarter of 2014.

Operating income – As a result of the foregoing factors, our operating income was approximately $176,000 in the second quarter of 2015 compared to operating income of approximately $582,000 in the same period in 2014, a decrease of approximately $406,000 or 69.8%.

Interest expense, net decreased by approximately $1,000 to approximately $9,000 during the three months ended June 30, 2015, compared to approximately $10,000 during the three months ended June 30, 2014. The decrease reflects the declining outstanding principal on our term loan.

Income taxes – Our income tax expense for the three months ended June 30, 2015 was approximately $53,000 or 31.8% of our pretax income, compared to income tax expense of approximately $168,000 or 29.3% of pretax income, during the second quarter of 2014. The 2015 tax rate reflects our projected rate for the full year of 2015, which is consistent with the year ended December 31, 2014.

Net income and Net income attributable to Ocean Bio-Chem, Inc. – As a result of the factors described above, net income for the second quarter of 2015 decreased by approximately $290,000 or 71.9% to approximately $114,000 from approximately $404,000 for the same period in 2014. Net income attributable to Ocean Bio-Chem. Inc. for the second quarter of 2015 decreased by approximately $297,000 or 72.3% to $114,000, compared to approximately $411,000 for the same period in 2014.  Net income attributable to Ocean Bio-Chem, Inc. for the 2014 period does not include a loss of approximately $6,000 that is attributable to the ownership interest of our former joint venture partner in OdorStar Technology, LLC (“OdorStar”).

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table provides a summary of our financial results for the six months ended June 30, 2015 and 2014:

	For The Six Months Ended June, 30
			Percent	Percentage of Net Sales
	2015	2014	Change	2015	2014
Net sales	$14,741,134	$14,733,494	0.1%	100.0%	100.0%
Cost of goods sold	9,540,387	9,215,046	3.5%	64.7%	62.5%
Gross profit	5,200,747	5,518,448	(5.8)%	35.3%	37.5%
Advertising and promotion	1,547,505	1,300,163	19.0%	10.5%	8.8%
Selling and administrative	3,478,374	3,284,344	5.9%	23.6%	22.3%
Operating income	174,868	933,941	(81.3)%	1.2%	6.3%
Interest (expense), net	(18,895)	(21,517)	(12.2%)	0.1%	0.1%
Other (expense)	(12,522)	---	N/A	0.1%	0.0%
Provision for income taxes	(45,680)	(291,055)	(84.3)%	0.3%	2.0%
Net income	$97,771	$621,369	(84.3)%	0.7%	4.2%

Net Income Attributable to OBCI	$97,771	$634,231	(84.6)%	0.7%	4.3%

Net sales increased by approximately $8,000 or 0.1% to approximately $14,741,000 for the six months ended June 30, 2015 compared to approximately $14,733,000 during the same period in 2014.

Cost of goods sold – increased by approximately $325,000 or 3.5% to approximately $9,540,000 during the six months ended June 30, 2015, from approximately $9,215,000 during the same period in 2014, as a result of a less favorable mix of products sold during the 2015 period.

Gross profit decreased by approximately $318,000 or 5.8% to approximately $5,200,000 for the six months ended June 30, 2015, from approximately $5,518,000 for the same period in 2014, as the result of the factors described above. As a percentage of net sales, gross profit was approximately 35.3% and 37.5% for the six months ended June 30, 2015 and 2014, respectively. The lower gross profit percentage is a result of increased sales to affiliated companies and a less favorable product mix. However, because the affiliated companies bear their own advertising, selling and marketing costs, our overall profit margins with respect to sales to the affiliated companies are similar to our profit margins with respect to sales to our larger domestic customers.

Advertising and promotion expenses increased to approximately $1,547,000 for the six months ended June 30, 2015 from approximately $1,300,000 during the same period in 2014, an increase of approximately $247,000 or 19.0%.  As a percentage of net sales, advertising and promotion expense was approximately 10.5% during the six months ended June 30, 2015 compared to approximately 8.8% in the comparable period of 2014.   The increase is a result of increased customer cooperative advertising allowances provided to select customers, primarily based on the volume of our sales to these customers, as well as increases in internet, magazine and television advertising and expenses relating to trade shows.

Selling and administrative expenses increased by approximately $194,000 or 5.9%, from approximately $3,284,000 during the six months ended June 30, 2014 to approximately $3,478,000 during the six months ended June 30, 2015.   The increase is primarily due to legal fees that are largely attributable to the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report, salaries and expenses related to the development of our new Outdoor Collection for outdoor furniture care and our new recreational vehicle care product line, partially offset by the beneficial effect of the absence of stock based compensation in the six months ended June 30, 2015; stock based compensation expense totaled $356,000 during the same period in 2014.  As a percentage of net sales, selling and administrative expenses increased to 23.6% during the six months ended June 30, 2015 as compared to 22.3% during the six months ended June 30, 2014.

Operating income – As a result of the foregoing factors, operating income was approximately $175,000 for the six months ended June 30, 2015 compared to approximately $934,000 in the corresponding 2014 period, a decrease of approximately $759,000 or 81.3%.

Interest expense, net decreased by approximately $3,000 to approximately $19,000 during the six months ended June 30, 2015, compared to approximately $22,000 during the same period in 2014. The decrease reflects the declining outstanding principal on our term loan.

Income taxes - Our income tax expense for the six months ended June 30, 2015 was approximately $46,000, or 31.8% of pretax income, compared to approximately $291,000, or 31.9% of pretax income, during the same period in 2014.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the six months ended June 30, 2015 decreased by approximately $523,000, or 84.3%, to $98,000 from approximately $621,000 in the six months ended June 30, 2014.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $536,000, or 84.6%, to approximately $98,000 for the six months ended June 30, 2015 from approximately $634,000 during the same period in 2014.  Net income attributable to Ocean Bio-Chem, Inc. for the 2014 period does not include a loss of approximately $13,000 that is attributable to the ownership interest of our former joint venture partner in OdorStar.

Liquidity and capital resources:

Our cash balance was approximately $2,847,000 at June 30, 2015 compared to approximately $3,063,000 at December 31, 2014. At June 30, 2015 and December 31, 2014, we had no borrowings under our revolving line of credit.

Net cash provided by operating activities during the six months ended June 30, 2015 was approximately $640,000 compared to net cash provided by operating activities of approximately $715,000 for the six months ended June 30, 2014.  The decrease is principally attributable to lower net income and higher inventory purchases, partially offset by higher reductions in trade accounts receivable and other favorable working capital changes.

Net trade accounts receivable aggregated approximately $4,012,000 at June 30, 2015 a decrease of approximately $838,000 or 17.3% compared to net trade accounts receivable of $4,850,000 at December 31, 2014. The lower trade accounts receivable balance at June 30, 2015 principally reflects a lower sales volume in the last month of the second quarter of 2015 compared to the sales volume in the last month of the fourth quarter of 2014.

Inventories, net increased by approximately $996,000 or 12.3% from approximately $8,109,000 at December 31, 2014 to approximately $9,105,000 at June 30, 2015, although inventories, net decreased by approximately $992,000 during the second quarter of 2015.

Net cash used in investing activities was approximately $622,000 for the six months ended June 30, 2015 compared to approximately $476,000 for the six months ended June 30, 2014.  The increase in cash used is primarily due to purchases relating to our manufacturing facilities of our Kinpak, Inc. subsidiary including additional storage tanks for storage of propylene glycol, which we use principally for antifreeze and leasehold improvements to expand office space at our corporate headquarters, partially offset by the sale of a recreational vehicle we purchased in 2014 for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities was approximately $215,000 for the six months ended June 30, 2015 compared to net cash used of approximately $584,000 during the six months ended June 30, 2014. While cash used in both periods reflect repayments under our term loan, cash used in the 2014 period included a $440,000 dividend payment, partially offset by $63,000 in cash proceeds resulting from the exercise of stock options.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four quarter basis), falls to or below 2.0 to 1, interest on the term loan will increase to 4.55% per annum. At June 30, 2015, our debt service coverage ratio was approximately 5.5 to 1.

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

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2015, our debt coverage ratio was approximately 5.5 to 1, and our debt to capitalization ratio was approximately .05 to 1.

Our obligations under the Credit Agreement are secured by our accounts receivable and inventory, as well as real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $100,000 and $8,000 at June 30, 2015 and December 31, 2014, respectively. See Note 6 to the condensed consolidated financial statements included in this report for additional information regarding our capital lease obligations.

At June 30, 2015, we had no borrowings under our revolving line of credit. See Notes 5 and 6 to the condensed consolidated financial statements included in this report for additional information regarding our debt obligations.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the six months ended June 30, 2015, we recorded approximately $6,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $6,000).

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

At June 30, 2015 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

See the description of a pending legal proceeding included in Note 8 to the consolidated financial statements included in this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2015	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 14, 2015	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

