Form 10-Q
period 2015-09-30
OCEAN BIO CHEM INC
filed 2015-11-13
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 12, 2015, 8,982,721 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	3

	Condensed consolidated balance sheets at September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2015 and 2014	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2015 and 2014	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2015 and 2014	6

	Notes to condensed consolidated financial statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information:

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

	Signatures	21

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$932,864	$3,062,729
Trade accounts receivable less allowances of approximately $120,000 and $76,000, respectively	7,606,643	4,850,282
Receivables due from affiliated companies	468,337	715,034
Inventories, net	9,377,242	8,109,333
Prepaid expenses and other current assets	1,008,489	851,333
Deferred tax asset	124,086	123,360
Total Current Assets	19,517,661	17,712,071

Property, plant and equipment, net	5,423,700	5,172,882

Other Assets:
Intangible assets, net	1,055,316	1,095,458
Total Other Assets	1,055,316	1,095,458
Total Assets	$25,996,677	$23,980,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,618,086	$1,439,868
Current portion of long term debt	448,107	425,658
Income taxes payable	110,883	16,465
Accrued expenses payable	1,564,548	1,115,514
Total Current Liabilities	4,741,624	2,997,505

Deferred tax liability	236,326	258,682
Long term debt, less current portion	443,075	692,104
Total Liabilities	5,421,025	3,948,291

Commitments and contingencies

Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,982,721 and 8,914,274 shares issued	89,827	89,142
Additional paid in capital	9,287,320	9,131,952
Foreign currency translation adjustment	(285,007)	(279,163)
Retained earnings	11,483,512	11,090,189
Total Shareholders' Equity	20,575,652	20,032,120

Total Liabilities and Shareholders' Equity	$25,996,677	$23,980,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015		2014

Gross sales	$11,339,560	$10,934,694		$26,812,739	$26,342,525
Less: discounts, returns, and allowances	502,741	502,249		1,234,786	1,176,586

Net sales	10,836,819	10,432,445		25,577,953	25,165,939

Cost of goods sold	7,274,360	6,839,296		16,814,747	16,054,342

Gross profit	3,562,459	3,593,149		8,763,206	9,111,597

Operating Expenses:
Advertising and promotion	763,936	642,547		2,311,441	1,942,710
Selling and administrative	2,351,427	1,615,369		5,829,801	4,899,713
Total operating expenses	3,115,363	2,257,916		8,141,242	6,842,423

Operating income	447,096	1,335,233		621,964	2,269,174

Other expense
Interest, net (expense)	(7,888)	(10,272)		(26,783)	(31,789)
Other (expense)	---	----		(12,522)	----

Income before income taxes	439,208	1,324,961		582,659	2,237,385

Provision for income taxes	143,656	426,155		189,336	717,210

Net income	295,552	898,806		393,323	1,520,175

Loss attributable to noncontrolling interests	---	4,287		---	17,149
Net income attributable to Ocean Bio-Chem, Inc.	$295,552	$903,093		$393,323	$1,537,324

Earnings per common share – basic and diluted	$0.03	$0.10		$0.04	$0.17

Dividends declared per common share	$--	$--	$	---	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$295,552	$898,806	$393,323	$1,520,175

Other comprehensive (loss):

Foreign currency translation adjustment	(76)	(10,292)	(5,844)	(6,499)

Comprehensive income	295,476	888,514	387,479	1,513,676

Comprehensive loss attributable to noncontrolling interests	---	4,287	---	17,149

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$295,476	$892,801	$387,479	$1,530,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:

Net income	$393,323	$1,520,175
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:

Depreciation and amortization	679,463	623,653
Deferred income taxes	(23,082)	(43,945)
Loss on sale of property, plant and equipment	12,522	–
Stock based compensation	162,225	356,085
Other operating non-cash items	94,799	29,868

Changes in assets and liabilities:

Trade accounts receivable	(2,800,873)	(1,838,350)
Inventories	(1,301,659)	(1,425,735)
Prepaid expenses and other current assets	(157,156)	(169,592)
Receivables due from affiliated companies	246,697	46,805
Accounts payable and other accrued expenses	1,709,060	1,192,228

Net cash (used in) provided by operating activities	(984,681)	291,192

Cash flows from investing activities:
Purchases of property, plant and equipment	(845,567)	(675,734)
Cash paid for acquisition of joint venture partner's interest in OdorStar		(150,000)
Cash paid for patent and trademark registration	(11,902)	–
Sale of property, plant, and equipment	55,000	–
Net cash used in investing activities	(802,469)	(825,734)

Cash flows from financing activities:
Payments on long-term debt	(326,772)	(310,166)
Dividends paid to common shareholders	–	(440,016)
Proceeds from exercise of stock options	–	63,250
Net cash used in financing activities	(326,772)	(686,932)

Effect of exchange rates on cash	(15,943)	(21,980)

Net decrease in cash	(2,129,865)	(1,243,454)

Cash at beginning of period	3,062,729	3,071,887
Cash at end of period	$932,864	$1,828,433

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$27,703	$39,571
Cash paid for income taxes during period	$118,000	$840,000

Supplemental disclosure of noncash investing information:
Amounts due from joint venture partner released as part of acquisition of joint venture partner’s interest in OdorStar	$–	$305,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Prior to September 16, 2014, one of the Company’s subsidiaries, OdorStar Technology, LLC (“OdorStar”), was a joint venture in which the Company had a controlling interest and, therefore, OdorStar was included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2014. On September 16, 2014, the Company acquired the joint venture partner’s interest in OdorStar, which became a wholly–owned subsidiary of the Company.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the nine months ended September 30, 2015 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The composition of the Company’s inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Raw materials	$3,888,744	$3,365,093
Finished goods	5,799,544	5,021,536
Inventories, gross	9,688,288	8,386,629

Inventory reserves	(311,046)	(277,296)

Inventories, net	$9,377,242	$8,109,333

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $651,000 and $493,000 at September 30, 2015 and December 31, 2014, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	Estimate Useful Life	September 30, 2015	December 31, 2014
Land		$278,325	$278,325
Building and improvements	30 years	4,650,349	4,648,089
Manufacturing and warehouse equipment	6-20 years	8,975,788	8,486,397
Office equipment and furniture	3-5 years	1,271,151	1,044,605
Construction in process		184,114	64,038
Leasehold improvements	10-15 years	544,145	436,659
Vehicles	3 years	42,283	131,828
Property, plant and equipment, gross		15,946,155	15,089,941

Less accumulated depreciation		(10,522,455)	(9,917,059)

Property, plant and equipment, net		$5,423,700	$5,172,882

5.	REVOLVING LINE OF CREDIT

On August 4, 2014, the Company and Regions Bank entered into a Business Loan Agreement (the“Business Loan Agreement”), under which the Company was provided a renewed revolving line of credit. Under the renewed revolving line of credit, the Company may borrow up to the lesser of (i) $6 million or (ii) a borrowing base equal to 80% of eligible accounts receivable (as defined in the Business Loan Agreement) plus 50% of eligible inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.65% per annum, unless the Company’s debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense, calculated on a trailing twelve month basis) falls to or below 2.0 to 1, in which case interest is payable at the 30 day LIBOR rate plus 2.65% per annum.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2015 and December 31, 2014, the Company was in compliance with these covenants. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At September 30, 2015 and December 31, 2014, the Company had no borrowings under the revolving line of credit.

6.	LONG TERM DEBT

On July 6, 2011, Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At September 30, 2015, approximately $798,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other).

At September 30, 2015 and December 31, 2014, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating $93,296 and $8,081 at September 30, 2015 and December 31, 2014, respectively, have varying maturities through 2020 and carry interest rates ranging from 2% to 14%.

The following table provides information regarding the Company’s long term debt at September 30, 2015 and December 31, 2014:

	Current Portion		Long Term Portion
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Term loan	$428,795	$417,577	$369,091	$692,104
Capitalized equipment leases	19,312	8,081	73,984	---

Total long term debt	$448,107	$425,658	$443,075	$692,104

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2016	$448,107
2017	387,894
2018	19,150
2019	19,503
2020	16,528

Total	$891,182

7.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2015 and 2014, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $198,000 and $466,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $1,416,000 and $1,474,000 for the nine months ended September 30, 2015 and 2014, respectively.  Administrative fees aggregated approximately $112,000 and $143,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $381,000 and $382,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $468,000 and $715,000 at September 30, 2015 and December 31, 2014, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales to the affiliated companies are similar to the profit margins with respect to sales to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development and to assist in the production of television commercials.  Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended September 30, 2015 and 2014, and $31,500 for each of the nine month periods ended September 30, 2015 and 2014, for research and development services. In addition, during the year ended December 31, 2014, the Company made a $40,000 prepayment to this entity for the production of television commercials, which was included in prepaid expenses and other current assets in the Company’s balance sheet at December 31, 2014. During the three and nine months ended September 30, 2015, the entity provided the services covered by the prepayment, and the $40,000 is included in advertising and promotion expenses in the Company’s condensed consolidated statement of operations for those periods.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended September 30, 2015 and 2014, the Company paid an aggregate of approximately $490,000 and $203,000, respectively, and during the nine months ended September 30, 2015 and 2014, the Company paid an aggregate of approximately $883,000 and $518,000, respectively in insurance premiums on policies obtained through the entity. The increase in 2015 is primarily attributable to the Company’s prepayment of the entire annual premium for its general liability policy rather than paying the premium in installments.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended September 30, 2015 and 2014, respectively, and was approximately $73,000 for each of the nine month periods ended September 30, 2015 and 2014, respectively.

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

Star-Brite and Gold Eagle each filed motions for summary judgment; the Court has not yet ruled on the motions.

The trial, which previously was scheduled to commence in November 2015, has been rescheduled. A jury trial is now scheduled to take place during the two week period commencing on February 8, 2016.

The Company believes that, based on information available, the outcome of this legal matter will not ultimately have a material adverse effect on the financial position or results of operation of the Company. However, in the event of unexpected further developments, it is possible that the ultimate resolution of this matter, or other matters that may arise, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per common share –Basic

Net income attributable to OBCI	$295,552	$903,093	$393,323	$1,537,324

Weighted average number of common shares outstanding	8,935,951	8,914,274	8,926,176	8,808,219

Earnings per common share – Basic	$0.03	$0.10	$0.04	$0.17

Earnings per common share – Diluted

Net income attributable to OBCI	$295,552	$903,093	$393,323	$1,537,324

Weighted average number of common shares outstanding	8,935,951	8,914,274	8,926,176	8,808,219

Dilutive effect of employee stock-based awards	77,889	86,900	90,411	114,372

Weighted average number of common shares outstanding - assuming dilution	9,013,840	9,001,174	9,016,587	8,922,591

Earnings per common share – Diluted	$0.03	$0.10	$0.04	$0.17

The Company had no stock options outstanding during each of the three and nine month periods ended September 30, 2015 and 2014, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended September 30, 2015, no stock options were exercised.

During the nine months ended September 30, 2015, stock options to purchase an aggregate of 10,000 shares were exercised.  Following the withholding of an aggregate of 2,156 shares in connection with the net exercise feature of the stock options, the Company delivered an aggregate of 7,844 shares to the option holder who exercised his options.

Stock compensation expense during the three months ended September 30, 2015 and 2014 attributable to stock awards was approximately $162,000 and $0, respectively. Stock compensation expense during the nine months ended September 30, 2015 and 2014 attributable to stock awards was approximately $162,000 and $356,000, respectively. There was no stock compensation expense attributable to stock options during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015, there was no unrecognized compensation expense related to stock options.

The following table provides information at September 30, 2015 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	4/03/06	30,000	30,000	$1.08	4/02/16	0.5
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	2.2
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	3.3
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	4.6

		130,000	130,000	$1.19		2.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our anticipation that we will continue to incur higher legal expenses in connection with the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report, our projected income tax rate for the full 2015 year, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations:

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table provides a summary of our financial results for the three months ended September 30, 2015 and 2014:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2015	2014	Change	2015	2014
Net sales	$10,836,819	$10,432,445	3.9%	100.0%	100.0%
Cost of goods sold	7,274,360	6,839,296	6.4%	67.1%	65.6%
Gross profit	3,562,459	3,593,149	(0.9)%	32.9%	34.4%
Advertising and promotion	763,936	642,547	18.9%	7.0%	6.2%
Selling and administrative	2,351,427	1,615,369	45.6%	21.7%	15.5%
Operating income	447,096	1,335,233	(66.5)%	4.1%	12.8%
Interest (expense), net	(7,888)	(10,272)	(23.2)%	0.1%	0.1%
Provision for income taxes	(143,656)	(426,155)	(66.3)%	1.3%	4.1%
Net income	$295,552	$898,806	(67.1)%	2.7%	8.6%

Net income attributable to Ocean Bio-Chem, Inc.	$295,552	$903,093	(67.3)%	2.7%	8.7%

Net sales increased by approximately $404,000 or 3.9% to approximately $10,836,000 for the three months ended September 30, 2015 from approximately $10,432,000 during the same period in 2014. The increase is primarily attributable to sales of antifreeze, marine products, and private label products, partially offset by decreased sales of our fuel additive products.

Cost of goods sold increased by approximately $435,000 or 6.4% to approximately $7,274,000 for the three months ended September 30, 2015, from approximately $6,839,000 for the same period in 2014.  The increase in cost of goods sold is a result of higher sales volume and a less favorable mix of products sold during the 2015 period.

Gross profit decreased by approximately $31,000 or 0.9% to approximately $3,562,000 for the three months ended September 30, 2015, from approximately $3,593,000 for the same period in 2014. Despite increased sales, gross profit declined due to a less favorable product mix. As a percentage of net sales, gross profit was approximately 32.9% and 34.4% for the three month periods ended September 30, 2015 and 2014, respectively. The lower gross profit percentage is a result of the less favorable product mix.

Advertising and promotion expenses increased by approximately $121,000 or 18.9% to approximately $764,000 for the three months ended September 30, 2015 from approximately $643,000 for the same period in 2014.  As a percentage of net sales, advertising and promotion expense was approximately 7.0% for the three months ended September 30, 2015 compared to approximately 6.2% for the same period in 2014.  The increase is a result of increased customer cooperative advertising allowances provided to select customers, primarily based on the volume of our sales to these customers, as well as increases in magazine and television advertising and expenses relating to trade shows.

Selling and administrative expenses increased by approximately $736,000 or 45.6%, to approximately $2,351,000 during the three months ended September 30, 2015 from approximately $1,615,000 for the same period in 2014.  The increase primarily is a result of higher legal fees that are largely attributable to the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report. The Company anticipates that it will continue to incur higher legal expenses until the litigation matter is resolved. The Company also recorded approximately $162,000 in stock based compensation expense during the three months ended September 30, 2015; no stock compensation expense was recorded during the same period in 2014. As a percentage of net sales, selling and administrative expenses increased to 21.7% for the three months ended September 30, 2015, compared to 15.5% for the same period in 2014.

Operating income – As a result of the foregoing factors, operating income was approximately $447,000 for the three months ended September 30, 2015 compared to operating income of approximately $1,335,000 for the same period in 2014, a decrease of approximately $888,000 or 66.5%.

Interest expense, net decreased by approximately $2,000 to approximately $8,000 for the three months ended September 30, 2015, compared to approximately $10,000 for the same period in 2014. The decrease reflects the declining outstanding principal on our term loan.

Income taxes – Our income tax expense for the three months ended September 30, 2015 was approximately $144,000 or 32.7% of our pretax income, compared to income tax expense of approximately $426,000 or 32.2% of pretax income, for the same period in 2014. The 2015 tax rate reflects our projected rate for the full year of 2015.

Net income and Net income attributable to Ocean Bio-Chem, Inc. – As a result of the factors described above, net income for the three months ended September 30, 2015 decreased by approximately $603,000 or 67.1% to approximately $296,000 from approximately $899,000 for the same period in 2014. Net income attributable to Ocean Bio-Chem. Inc. for the three months ended September 30, 2015 decreased by approximately $607,000 or 67.3% to $296,000, compared to approximately $903,000 for the same period in 2014.  Net income attributable to Ocean Bio-Chem, Inc. for the 2014 period does not include a loss of approximately $4,000 that is attributable to the ownership interest of our former joint venture partner in OdorStar Technology, LLC (“OdorStar”).

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table provides a summary of our financial results for the nine months ended September 30, 2015 and 2014:

	For The Nine Months Ended September, 30
			Percent	Percentage of Net Sales
	2015	2014	Change	2015	2014
Net sales	$25,577,953	$25,165,939	1.6%	100.0%	100.0%
Cost of goods sold	16,814,747	16,054,342	4.7%	65.7%	63.8%
Gross profit	8,763,206	9,111,597	(3.8)%	34.3%	36.2%
Advertising and promotion	2,311,441	1,942,710	19.0%	9.0%	7.7%
Selling and administrative	5,829,801	4,899,713	19.0%	22.8%	19.5%
Operating income	621,964	2,269,174	(72.6)%	2.4%	9.0%
Interest (expense), net	(26,783)	(31,789)	(15.7)%	0.1%	0.1%
Other (expense)	(12,522)	---	N/A	0.0%	0.0%
Provision for income taxes	(189,336)	(717,210)	(73.6)%	0.7%	2.8%
Net income	$393,323	$1,520,175	(74.1)%	1.5%	6.0%

Net income attributable to Ocean Bio-Chem, Inc.	$393,323	$1,537,324	(74.4)%	1.5%	6.1%

Net sales increased by approximately $412,000 or 1.6% to approximately $25,578,000 for the nine months ended September 30, 2015 compared to approximately $25,166,000 during the same period in 2014. The increase is attributable to sales of our marine products, partially offset by decreased sales of our fuel additive products.

Cost of goods sold – increased by approximately $760,000 or 4.7% to approximately $16,814,000 for the nine months ended September 30, 2015, from approximately $16,054,000 during the same period in 2014, as a result of higher sales volume and a less favorable mix of products sold during the 2015 period.

Gross profit decreased by approximately $348,000 or 3.8% to approximately $8,763,000 for the nine months ended September 30, 2015, from approximately $9,112,000 for the same period in 2014. Despite increased sales, gross profit declined due to a less favorable product mix. As a percentage of net sales, gross profit was approximately 34.3% and 36.2% for the nine months ended September 30, 2015 and 2014, respectively. The lower gross profit percentage is a result of the less favorable product mix.

Advertising and promotion expenses increased to approximately $2,311,000 for the nine months ended September 30, 2015 from approximately $1,943,000 for the same period in 2014, an increase of approximately $369,000 or 19.0%.  As a percentage of net sales, advertising and promotion expense was approximately 9.0% for the nine months ended September 30, 2015 compared to approximately 7.7% for the same period in 2014.   The increase is a result of increased customer cooperative advertising allowances provided to select customers, primarily based on the volume of our sales to these customers, as well as increases in internet, magazine and television advertising and expenses relating to trade shows.

Selling and administrative expenses increased by approximately $930,000 or 19.0%, to approximately $5,830,000 for the nine months ended September 30, 2015 from approximately $4,900,000 for the same period in 2014. The increase is primarily due to legal fees that are largely attributable to the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report, salaries and expenses related to the development of our new Outdoor Collection for outdoor furniture care and our new recreational vehicle care product line, partially offset by the lower stock based compensation in the nine months ended September 30, 2015 compared to the same period in 2014. The Company anticipates that it will continue to incur higher legal expenses until the legal matter is resolved. As a percentage of net sales, selling and administrative expenses increased to 22.8% for the nine months ended September 30, 2015 as compared to 19.5% during same period in 2014,

Operating income – As a result of the foregoing factors, operating income was approximately $622,000 for the nine months ended September 30, 2015 compared to approximately $2,269,000 for the same period in 2014, a decrease of approximately $1,647,000 or 72.6%.

Interest expense, net decreased by approximately $5,000 to approximately $27,000 during the nine months ended September 30, 2015, compared to approximately $32,000 during the same period in 2014. The decrease reflects the declining outstanding principal on our term loan.

Income taxes - Our income tax expense for the nine months ended September 30, 2015 was approximately $189,000, or 32.5% of pretax income, compared to approximately $717,000, or 32.1% of pretax income, during the same period in 2014.

Net income and Net income attributable to Ocean Bio-Chem, Inc. - As a result of the factors described above, net income for the nine months ended September 30, 2015 decreased by approximately $1,127,000, or 74.1%, to $393,000 from approximately $1,520,000 for the same period in 2014.  Net income attributable to Ocean Bio-Chem. Inc. decreased by approximately $1,144,000, or 74.4%, to approximately $393,000 for the nine months ended September 30, 2015 from approximately $1,537,000 for the same period in 2014.  Net income attributable to Ocean Bio-Chem, Inc. for the 2014 period does not include a loss of approximately $17,000 that is attributable to the ownership interest of our former joint venture partner in OdorStar.

Liquidity and capital resources:

Our cash balance was approximately $933,000 at September 30, 2015 compared to approximately $3,063,000 at December 31, 2014. At September 30, 2015 and December 31, 2014, we had no borrowings under our revolving line of credit.

Net cash used in operating activities during the nine months ended September 30, 2015 was approximately $985,000 compared to net cash provided by operating activities of approximately $291,000 for the nine months ended September 30, 2014.  The increase in cash used is principally attributable to lower net income.

Net trade accounts receivable aggregated approximately $7,606,000 at September 30, 2015, an increase of approximately $2,756,000 or 56.8% compared to net trade accounts receivable of $4,850,000 at December 31, 2014. The higher trade accounts receivable balance at September 30, 2015 principally reflects the increase in our third quarter sales volume as compared to the quarter ended June 30, 2015.

Inventories, net increased by approximately $1,268,000 or 15.6% from approximately $8,109,000 at December 31, 2014 to approximately $9,377,000 at September 30, 2015. The increase in inventories at September 30, 2015 was due to anticipated October sales volume.

Net cash used in investing activities was approximately $802,000 for the nine months ended September 30, 2015 compared to approximately $826,000 for the nine months ended September 30, 2014.  During the 2015 period, the Company used approximately $170,000 more cash for purchases of plant, property and equipment than in the 2014 period. The 2015 purchases of plant, property and equipment primarily consist of purchases for the manufacturing facilities of our Kinpak, Inc. subsidiary, including additional storage tanks for storage of propylene glycol, which we use principally for antifreeze, as well as expenditures for leasehold improvements to expand office space at our corporate headquarters. However, these expenditures were partially offset by the proceeds of our sale of a recreational vehicle we purchased in 2014 for advertising and exhibiting our products at trade shows and other events. In addition we made a $150,000 payment in the nine months ended September 30, 2014 to acquire our former joint venture partner’s interest in OdorStar.

Net cash used in financing activities was approximately $327,000 for the nine months ended September 30, 2015 compared to net cash used of approximately $687,000 for the nine months ended September 30, 2014. While cash used in both periods reflect repayments under our term loan, cash used in the 2014 period included a $440,000 dividend payment, partially offset by $63,000 in cash proceeds resulting from the exercise of stock options.

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

Under the term loan, we pay principal, together with interest at the fixed rate of 3.54% per annum, in 72 consecutive monthly payments of $37,511 over the six year period beginning on August 6, 2011, with the final payment due on July 6, 2017. In the event our debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four quarter basis), falls to or below 2.0 to 1, interest on the term loan will increase to 4.55% per annum. At September 30, 2015, our debt service coverage ratio was approximately 4.0 to 1.

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

The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt coverage ratio of 1.75 to 1.00, tested on a rolling four-quarter basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2015, our debt coverage ratio was approximately 4.0 to 1, and our debt to capitalization ratio was approximately 0.04 to 1.

Our obligations under the revolving line of credit are secured by our accounts receivable, inventory, contract rights and general intangibles and, as a result of the cross-collateralization of our obligations under the term loan and the revolving line of credit, by real property and equipment at Kinpak’s Montgomery, Alabama facility.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $93,000 and $8,000 at September 30, 2015 and December 31, 2014, respectively. See Note 6 to the condensed consolidated financial statements included in this report for additional information regarding our capital lease obligations.

At September 30, 2015, we had no borrowings under our revolving line of credit. See Notes 5 and 6 to the condensed consolidated financial statements included in this report for additional information regarding our debt obligations.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the nine months ended September 30, 2015, we recorded approximately $6,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $6,000).

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

At September 30, 2015 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

See the description of a pending legal proceeding included in Note 8 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 13, 2015	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 13, 2015	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

