Form 10-K
period 2015-12-31
OCEAN BIO CHEM INC
filed 2016-03-30
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2015 was $12,067,625 based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

At March 29, 2016, 9,008,855 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 29, 2016, are incorporated by reference in Part III of this report.

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

PART I

Item 1.    Business

General:

We are principally engaged in the manufacturing, marketing and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  Unless, the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

We also manufacture, market and distribute disinfectant, sanitizing and deodorizing products under the Performacide® and Star brite® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide that is owned by our wholly-owned subsidiary, OdorStar Technology LLC (“OdorStar”). The U.S. Environmental Protection Agency has accepted labeling for Performacide® claiming effectiveness as, among other things, a virucide against non-enveloped viruses (such as norovirus, rotavirus, adenovirus and poliovirus), as well as other viruses, and a disinfectant against a number of different types of bacteria.

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products that we manufacture and are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2015 and 2014 totaled approximately $2,075,000 and $1,956,000 or 6.1% and 5.8% of our net sales, respectively.  See Note 9 to the consolidated financial statements included in this report for additional information. In addition, in 2010 we formed OdorStar with a joint venture partner. We acquired the joint venture partner’s interest in OdorStar in 2014, as a result of which OdorStar became a wholly-owned subsidiary of the Company.

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

Recreational Vehicle/Power Sports:  We also market Star Tron® fuel treatment and other specialty products to the recreational vehicle market, including snow mobiles, all-terrain vehicles and motorcycles.  For power sports enthusiasts, Star Tron® provides a viable solution to a number of problems associated with E-10 fuel, which is fuel containing 10% ethanol.  Other specialty recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze/coolant.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a solution to help rectify a number of operating engine problems associated with E-10 fuel in commercial lawn equipment and other home and garden power equipment.

Disinfectants, Sanitizers and Deodorizers: Our line of disinfectant, sanitizing and deodorizing products are marketed under the Performacide® and Star brite® brand names. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. When used as directed with respect to hard, non-porous surfaces, Performacide® is effective as a virucide against a variety of viruses, including the Ebola virus, Human HIV-1 Virus, and the Influenza-A virus, a disinfectant against a variety of bacteria, a sanitizer against bacteria, including certain types of bacteria causing food borne illnesses, and, in certain applications, as an algaecide and fungicide. We are directing distribution efforts towards the marine and automotive markets, to institutions such as hospitals and schools and to travel and leisure facilities such as hotels and cruise ships.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops.  Additionally we market our products via online retailers.  We also sell to national and regional distributors that resell our products to specialized retail outlets.  In the case of Performacide® disinfectant/sanitizing products, we sell to distributors that resell our products, in some cases under private labels, to end users in the home restoration, health care, transportation, law enforcement, and farm and agriculture markets.

Sales to each of two customers exceeded 10% of our consolidated net revenues for the years ended December 31, 2015 and 2014, and constituted an aggregate of approximately 38.2% and 36.0% of consolidated net revenues for the years ended December 31, 2015 and 2014, respectively.  Sales to our five largest unaffiliated customers for the years ended December 31, 2015 and 2014 amounted to approximately 49.0% and 47.0% of our consolidated net sales, respectively, and at December 31, 2015 and 2014, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 39.4% and 36.2% of our consolidated accounts receivable, respectively.

We market our products through both internal salesmen and external sales representatives who work on an independent contractor commission basis.  Our personnel also participate in sales presentations and trade shows.  In addition, we market our brands and products through advertising campaigns in national magazines, on television, on the internet, in newspapers and through product catalogs.  Our products are distributed primarily from Kinpak’s manufacturing and distribution facility in Montgomery, Alabama.  Since 2008, we have participated in a vendor managed inventory program with one major customer. See Note 2 to the consolidated financial statements included in this report for additional information.

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2015.  We generally do not give customers the right to return products.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 180 days depending on the nature of the customer.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

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

Trademarks:  We have obtained registered trademarks for Star brite®, Star Tron®, Performacide® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our intellectual property is protected, but we cannot assure that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

Patents:  OdorStar owns patents relating to a delivery system for use with products containing chlorine dioxide. The patents expire in 2022. We have encountered difficulty in protecting the patents through litigation. See Item 1A, Risk Factors, “If we do not utilize or successfully assert intellectual property rights, our competitiveness could be materially adversely affected,” for additional information. A 2014 adverse judgment in patent litigation that was upheld on appeal in 2015 has limited the scope of protection provided by the patent, and we are unable to predict the long-term effects of the judgment. To date, however, we do not believe the judgment has materially impaired our ability to effectively market and distribute our Performacide® products.

New Product Development:  We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets.  Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Personnel:  At December 31, 2015, we had 123 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2015:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	38
Fort Lauderdale, Florida	Manufacturing and distribution	7
Montgomery, Alabama	Manufacturing and distribution	78
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

If we do not effectively utilize or successfully assert intellectual property rights, our competiveness could be materially adversely affected.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  In addition, OdorStar owns patents we have viewed as providing competitive support for our Performacide® products. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future, and the legal costs necessary to protect our intellectual property rights could be significant.  In this regard, in 2013, OdorStar and Kinpak filed a patent infringement lawsuit in the United States District Court for the Southern District of Florida with respect to OdorStar's U.S. patent relating to a delivery system for use with products containing chlorine dioxide, but the District Court granted the defendants' motion for summary judgment, which the Federal Circuit Court of Appeals affirmed in January 2015. As a result, in March 2015, we stipulated to the dismissal with prejudice of our patent infringement claims in another lawsuit related to the same patent, and, in response, the court dismissed our claims. We are unable to predict the long-term effect of the adverse outcome in the patent litigation. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental matters may cause potential liability risks.

We must comply with various environmental laws and regulations in connection with our operations, including those relating to the handling and disposal of hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  A release of such substances due to accident or intentional act could result in substantial liability to governmental authorities or to third parties.  In addition, we are subject to reporting requirements with respect to certain materials we use in our manufacturing operations.  In January 2011, Kinpak, which owns our manufacturing facility in Montgomery, Alabama, became subject to a consent agreement and final order with the United States Environmental Protection Agency relating to its alleged failure to complete and submit certain required forms with respect to toxic and hazardous chemicals used at its facilities.  Under the consent agreement and final order, Kinpak paid a civil penalty of $110,000.  It is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in July 2016.

The Company has a revolving line of credit with a variable interest rate.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.65% per annum (unless the Company’s debt service coverage ratio, as defined in the credit agreement, falls below 2.0 to 1, in which case the additional percentage will be 2.65% per annum).   During the year ended December 31, 2015, we did not utilize the revolving line of credit, and at December 31, 2015, we did not have any borrowings outstanding under the revolving line of credit.   However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. . Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in July 2016. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business and cash flow.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 52.3% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  Sales to the affiliated companies aggregated approximately $2,075,000 and $1,956,000 during the years ended December 31, 2015 and 2014, respectively.  An affiliated company owns the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada.

In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $527,000 and $478,000 during the years ended December 31, 2015 and 2014, respectively.  While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales of our products to the affiliated companies are similar to the profit margins we realize with respect to sales of the same products to our larger domestic customers.  Management believes that the sales to the affiliated companies did not involve more than normal credit risk or present other unfavorable features.  We have entered into other transactions with entities owned by Mr. Dornau.  See Note 9 to the consolidated financial statements included in this report for additional information

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities are located in Fort Lauderdale, Florida and are leased from an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  See Note 10 to the consolidated financial statements included in this report for additional information.

We own Kinpak’s Alabama manufacturing facility, which currently contains approximately 187,000 square feet of office, plant and warehouse space on 20 acres of land.

We believe our facilities are sufficient to accommodate our current operating requirements.

Item 3. Legal Proceedings

On August 13, 2014, Star-Brite Distributing, Inc. (“Star-Brite”), a wholly-owned subsidiary of the Company, filed a complaint for injunctive relief and damages against Gold Eagle Co. (“Gold Eagle”) in the United States District Court for the Southern District of Florida. The complaint alleges that Gold Eagle, in violation of Section 43(a) of the Lanham Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida False Advertising Statute, made false and/or misleading statements in a comparative marketing campaign against Star Tron® Enzyme Fuel Treatment, an enzyme based fuel additive for the marine market used to treat ethanol gasoline, commonly referred to as E10 fuel. The complaint also constitutes a claim for common law unfair competition.

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

In September 2015, Gold Eagle filed a motion for summary judgment. Star-Brite filed two motions for summary judgment with respect to Gold Eagle’s counterclaims, one of which was based on Star-Brite’s defenses regarding the statutes of limitations and doctrine of laches and the other based on Star-Brite’s other defenses to the counterclaims. Star-Brite’s motion based on the statutes of limitations and doctrine of laches was denied by the Court in January 2016. The remaining motions were denied as moot following the jury verdict on the matter, described below.

A jury trial was conducted during February 2016. On March 1, 2016, the jury unanimously found that (i) Gold Eagle’s advertising was not literally false; (ii) Gold Eagle did not commit false advertising under the Florida False Advertising Statute; (iii) Star-Brite’s advertising was not literally false and (iv) Star-Brite did not commit false advertising under the Florida False Advertising Statute. As a result of the jury’s verdict, the Court determined that (i) Star-Brite would recover nothing from Gold Eagle, and Star-Brite’s action was dismissed on the merits and (ii) Gold Eagle would recover nothing from Star-Brite, and Gold Eagle’s counterclaim was dismissed on the merits.

Each party has until April 1, 2016 to file an appeal.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2015 and 2014 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2015	High	$5.56	$4.45	$3.79	$3.19
	Low	$3.76	$3.33	$2.44	$2.02

2014	High	$3.75	$3.10	$4.85	$6.98
	Low	$2.43	$2.63	$2.89	$3.06

On December 31, 2015, there were 121 holders of record and approximately 1,100 beneficial owners of our common stock.

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

Our operating results for 2015 were affected by professional fees and expenses related to the litigation described in Part I, Item 3 of this report (the “Advertising Litigation”). Our professional fees and expenses related to the Advertising Litigation were approximately $1,174,000 in 2015 and $124,000 in 2014. We incurred additional fees and expenses with respect to the Advertising Litigation of approximately $1,050,000 through March 25, 2016. As explained in more detail in Item 3 of this report, as a result of the jury verdict, neither party to the Advertising Litigation is liable to the other, although each party has until April 1, 2016 to file an appeal. While we are seeking insurance recovery with respect to a portion of these expenditures, we cannot provide assurance as to whether, or to what extent, we will obtain such recovery.

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

Revenue recognition and collectability of trade accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the trade accounts receivable, considering the period the trade accounts receivable are outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $78,000 and $76,000 at December 31, 2015 and 2014, respectively, which was approximately 1.5% of gross accounts receivable for each of the years ended December 31, 2015 and 2014.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required, resulting in increased bad debt expense.

Inventories

Inventories primarily are composed of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  We maintain a reserve for slow moving and obsolete inventory to reflect the diminution in value resulting from product obsolescence, damage or other issues affecting marketability in an amount equal to the difference between the cost of the inventory and its estimated market value.  The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.  A complete physical count of the inventory is conducted annually.

Our slow moving and obsolete inventory reserve was $279,882 and $277,296 at December 31, 2015 and 2014, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled.  The differences are attributable to differing methods of financial statement and income tax treatment with respect to depreciation and reserves for trade accounts receivable and inventories. The likelihood of a material change in our expected realization of deferred tax assets is dependent on, among other factors, future taxable income and settlements with tax authorities.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

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

Intangible Assets

Our intangible assets include trademarks, tradenames, patents and royalty rights. We own several trademarks and trade names, including Star brite®, Star Tron® and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, our wholly-owned subsidiary, OdorStar, owns patents related to a device for producing chlorine dioxide that is incorporated in our deodorizer, sanitizer and disinfectant products. We amortize these patents over their remaining life on a straight line basis; amortization expense related to the patents was approximately $51,000 for each of the years ended December 31, 2015 and December 31, 2014. In 2013, we acquired royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology. We are amortizing the royalty rights over their remaining life on a straight line basis; amortization expense relating to the royalty rights was approximately $18,000 for each of the years ended December 31, 2015 and 2014.

The Company evaluates its indefinite-lived intangible assets (trademarks and trade names) for impairment annually and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2015, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values. See Note 1 to the consolidated financial statements included in this report for additional information.

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

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2015 and 2014:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2015	2014	Change	2015	2014
Net sales	$33,987,487	$33,926,988	0.2%	100.0%	100.0%
Cost of goods sold	22,647,516	21,797,093	3.9%	66.6%	64.2%
Gross profit	11,339,971	12,129,895	(6.5)%	33.4%	35.8%
Advertising and promotion	3,010,758	2,565,678	17.3%	8.9%	7.6%
Selling and administrative	7,579,682	6,540,961	15.9%	22.3%	19.3%
Operating income	749,531	3,023,256	(75.2)%	2.2%	8.9%
Interest (expense), net	(33,639)	(43,454)	(22.6)%	0.1%	0.1%
Other (expense)	(12,522)	---	N/A	0.0%	0.0%
Provision for income taxes	(242,676)	(948,874)	(74.4)%	0.7%	2.8%
Net income	$460,694	$2,030,928	(77.3)%	1.4%	6.0%

Net income attributable to Ocean Bio-Chem, Inc.	$460,694	$2,048,077	(77.5)%	1.4%	6.0%

Net sales increased by approximately $60,000 or 0.2%, to approximately $33,987,000 in 2015 compared to $33,927,000 in 2014.

Cost of goods sold - Cost of goods sold increased by approximately $850,000 or 3.9% in 2015, to approximately $22,647,000 from approximately $21,797,000 in 2014.  The increase in cost of goods sold is due to a less favorable mix of products sold during 2015 as compared to 2014.

Gross profit decreased by approximately $790,000 or 6.5% to approximately $11,340,000 in 2015, from approximately $12,130,000 during 2014. As a percentage of net sales, gross profit decreased to 33.4% in 2015 from 35.8% in 2014. The decreases in gross profit and gross profit as a percentage of net sales is a result of the less favorable product mix discussed above.

Advertising and promotion expense increased by $445,000 or 17.3% to approximately $3,011,000 during 2015 compared to $2,566,000 in 2014.  As a percentage of net sales, advertising and promotion expense increased to 8.9% in 2015 compared to 7.6% in 2014.  We increased our advertising and promotion expense during 2015 to support newer product lines, including the Performacide®, Outdoor Collection and Recreational Vehicle product lines.

Selling and administrative expenses increased by approximately $1,039,000 or 15.9%, to approximately $7,580,000 in 2015 from approximately $6,541,000 in 2014.  The increase is principally due to legal fees and expenses related to the Advertising Litigation.  As a percentage of net sales, selling and administrative expenses increased to 22.3% in 2015 from 19.3% in 2014.

Operating income – As a result of the foregoing, operating income decreased to approximately $750,000 in 2015, from approximately $3,023,000 in 2014, a decrease of approximately $2,273,000 or 75.2%.

Interest expense, net decreased by approximately $9,000 to $34,000 in 2015, compared to $43,000 in 2014.  The decrease reflects the declining outstanding principal on our term loan.

Income taxes – Income tax expense was approximately $243,000 in 2015 or 34.5% of pretax income, compared to approximately $949,000 in 2014 or 31.8% of pretax income.   For additional information, see Note 8 to the consolidated financial statements included in this report.

Net Income and Net income attributable to Ocean Bio-Chem, Inc. As a result of the items described above, net income decreased by approximately 77.3% or approximately $1,570,000 to $461,000 in 2015 from $2,031,000 in 2014.  Net income attributable to Ocean Bio-Chem, Inc. (excluding the 2014 loss attributable to non-controlling interests) was approximately $461,000 in 2015, a decrease of approximately $1,587,000 or 77.5% from approximately $2,048,000 in 2014.

Liquidity and Capital Resources:

Our cash balance was approximately $2,468,000 at December 31, 2015 compared to approximately $3,063,000 at December 31, 2014.  At December 31, 2015 and December 31, 2014, we had no borrowings under our revolving line of credit.

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $800,000 compared to approximately $1,786,000 for the year ended December 31, 2014.  The decrease in cash provided by operations principally results from a $1,570,000 decrease in net income, partially offset by the effect of changes in operating assets and liabilities that, while decreasing cash by approximately $864,000 in 2015, represented approximately $524,000 less than the $1,388,000 decrease in 2014.

Inventories, net were approximately $7,915,000 and $8,109,000 at December 31, 2015 and 2014, respectively, representing a decrease of approximately $194,000 or 2.4% in 2015.

Net trade accounts receivable at December 31, 2015 aggregated approximately $5,092,000, an increase of approximately $242,000 or 5.0% compared to the approximately $4,850,000 in accounts receivable outstanding at December 31, 2014.   The increase in net trade accounts receivable is result of increased sales to customers subject to longer payment terms.  Receivables due from affiliated companies aggregated approximately $1,051,000 at December 31, 2015, an increase of approximately $336,000, or 47.0% over receivables due from affiliated companies of approximately $715,000 at December 31, 2014. The increase reflects higher sales and increased administrative services to the affiliated companies during the fourth quarter of 2015 compared to the fourth quarter of 2014. The administrative services are used by the affiliated companies to support their increased sales volume and product development, as well as regulatory and registration fees related to revised labeling of some products.

Net cash used in investing activities for the year ended December 31, 2015 was approximately $955,000 compared to $981,000 in 2014.  The decrease in cash used in investing activities is due in part to our receipt of $55,000 for the sale of a recreational vehicle we purchased in 2014 for advertising and exhibiting our products at trade shows and other events. In addition, in 2014 we paid $150,000 in connection with our acquisition of our former joint venture partner’s interest in OdorStar. These factors were partially offset by increased purchases of property, plant, and equipment in 2015. The purchases primarily related to equipment for the manufacturing facilities of our Kinpak, Inc. subsidiary, including additional storage tanks for storage of propylene glycol, which we use principally for antifreeze. In addition, we made expenditures for leasehold improvements to expand office space at our corporate headquarters.

Net cash used in financing activities for the year ended December 31, 2015 was approximately $438,000 compared to $791,000 for the year ended December 31, 2014.  While cash used in both periods reflect repayments under our term loan, cash used in the 2014 period also included a $440,000 dividend payment, partially offset by $63,000 in cash proceeds resulting from the exercise of stock options.

See Notes 5 and 7 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At December 31, 2015, we had no borrowings under our revolving line of credit and an outstanding balance of $692,104 under our term loan.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for both manufacturing and office equipment, totaling approximately $88,000 and $8,000 at December 31, 2015 and December 31, 2014, respectively.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the year ended December 31, 2015, we recorded approximately $5,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $5,000).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain any inventory increases will continue to be provided by operations and, if necessary, our current revolving line of credit or a renewal or replacement of the facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit.

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

At December 31, 2015 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1	Business Loan Agreement, dated August 4, 2014 (executed August 6, 2014), between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.2	Promissory Note, dated August 4, 2014 (executed August 6, 2014), issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.3	Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
†10.4	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-204520), filed with the Securities and Exchange Commission on May 28, 2015).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
†10.8	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
†10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.10	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.11	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21.	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101	The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith.

†     Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Date: March 30, 2016	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 30, 2016
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 30, 2016
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Sonia B. Beard	Director	March 30, 2016
Sonia B. Beard

/s/ Diana Mazuelos Conard	Director	March 30, 2016
Diana Mazuelos Conard

/s/ Gregor M. Dornau	Director	March 30, 2016
Gregor M. Dornau

/s/ William W. Dudman	Director	March 30, 2016
William W. Dudman

/s/ James M. Kolisch	Director	March 30, 2016
James M. Kolisch

/s/ John B. Turner	Director	March 30, 2016
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Certified Public Accountants

Fort Lauderdale, Florida

March 30, 2016

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$2,468,415	$3,062,729
Trade accounts receivable less allowances of approximately $78,000 and $76,000, respectively	5,092,040	4,850,282
Receivables due from affiliated companies	1,051,091	715,034
Inventories, net	7,914,950	8,109,333
Prepaid expenses and other current assets	942,820	851,333
Deferred tax asset	125,335	123,360
Total Current Assets	17,594,651	17,712,071

Property, plant and equipment, net	5,356,388	5,172,882

Other Assets:
Intangible assets, net	1,037,968	1,095,458
Total Other Assets	1,037,968	1,095,458
Total Assets	$23,989,007	$23,980,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,101,720	$1,439,868
Current portion of long-term debt	451,148	425,658
Income taxes payable	----	16,465
Accrued expenses payable	1,098,721	1,115,514
Total Current Liabilities	2,651,589	2,997,505

Deferred tax liability	365,012	258,682
Long-term debt, less current portion	328,818	692,104
Total Liabilities	3,345,419	3,948,291

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 8,983,374 shares and 8,914,274 shares issued, respectively	89,834	89,142
Additional paid in capital	9,287,313	9,131,952
Foreign currency translation adjustment	(284,442)	(279,163)
Retained earnings	11,550,883	11,090,189
Total Shareholders' Equity	20,643,588	20,032,120

Total Liabilities and Shareholders' Equity	$23,989,007	$23,980,411

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015		2014

Gross sales		$35,785,119	$35,832,357
Less: discounts, returns, and allowances		1,797,632	1,905,369

Net sales		33,987,487	33,926,988

Cost of goods sold		22,647,516	21,797,093

Gross profit		11,339,971	12,129,895

Operating Expenses:
Advertising and promotion		3,010,758	2,565,678
Selling and administrative		7,579,682	6,540,961
Total operating expenses		10,590,440	9,106,639

Operating income		749,531	3,023,256

Other income (expense)
Interest net, (expense)		(33,639)	(43,454)
Other (expense)		(12,522)	----

Income before income taxes		703,370	2,979,802

Provision for income taxes		242,676	948,874

Net income		460,694	2,030,928

Loss attributable to noncontrolling interests		----	17,149
Net income attributable to Ocean Bio-Chem, Inc.		$460,694	$2,048,077

Earnings per common share – basic and diluted		$0.05	$0.23

Dividends declared per common share	$	----	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net income	$460,694	$2,030,928

Foreign currency translation adjustment	(5,279)	(12,707)

Comprehensive income	455,415	2,018,221

Comprehensive loss attributable to noncontrolling interests	----	17,149

Comprehensive income attributable to Ocean Bio-Chem, Inc.	$455,415	$2,035,370

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional	Foreign Currency				Non
	Common Stock		Paid In	Translation	Retained	Treasury		Controlling
	Shares	Amount	Capital	Adjustment	Earnings	Stock		Interest	Total

January 1, 2014	8,749,888	$87,499	$8,805,460	$(266,456)	$9,482,128		$(65,029)	$228,474	$18,272,076

Net income (loss)					2,048,077			(17,149)	2,030,928

Dividends declared					(440,016)				(440,016)

Options exercised	115,000	1,150	49,600				12,500		63,250

Stock based compensation - grants	49,386	493	276,892				52,529		329,914

Acquisition of joint venture partner’s interest in OdorStar								(211,325)	(211,325)

Foreign currency translation adjustment				(12,707)					(12,707)

December 31, 2014	8,914,274	$89,142	$9,131,952	$(279,163)	$11,090,189	$	---	$ ---	$20,032,120

Net income					460,694				460,694

Options exercised	7,844	79	(79)						----

Stock based compensation - grants	61,256	613	155,440						156,053

Foreign currency translation adjustment				(5,279)					(5,279)

December 31, 2015	8,983,374	$89,834	$9,287,313	$(284,442)	$11,550,883	$	---	$ ---	$20,643,588

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015		2014
Cash flows from operating activities:

Net income		$460,694	$2,030,928
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization		916,317	843,116
Deferred income taxes		104,355	(37,648)
Loss on sale of property, plant and equipment		12,522	---
Stock based compensation		162,225	356,085
Other operating noncash items		8,016	(17,664)

Changes in assets and liabilities:
Trade accounts receivable		(244,513)	(517,352)
Inventories		191,797	(716,439)
Prepaid expenses and other current assets		(91,487)	(210,843)
Receivables due from affiliated companies		(336,057)	(178,632)
Accounts payable and other accrued expenses		(384,016)	234,802
Net cash provided by operating activities		799,853	1,786,353

Cash flows from investing activities:
Purchases of property, plant and equipment		(997,761)	(830,817)
Cash paid for acquisition of joint venture partner’s interest in OdorStar		---	(150,000)
Cash paid for patent and trademark registration		(11,902)	---
Sale of property, plant and equipment		55,000	---
Net cash used in investing activities		(954,663)	(980,817)
Cash flows from financing activities:
Payments on long-term debt		(437,988)	(414,524)
Dividends paid to common shareholders		---	(440,016)
Proceeds from exercise of stock options		---	63,250
Net cash used in financing activities		(437,988)	(791,290)
Effect of exchange rate on cash		(1,516)	(23,404)
Net (decrease) increase in cash		(594,314)	(9,158)
Cash at beginning of period		3,062,729	3,071,887
Cash at end of period		$2,468,415	$3,062,729
Supplemental disclosure of cash transactions:
Cash paid for interest during period		$34,871	$51,537
Cash paid for income taxes during period		$169,200	$1,090,000

Supplemental disclosure of non-cash investing information:
Amounts due from joint venture partner released as part of acquisition of joint venture partner’s interest in OdorStar	$	---	$305,905

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Basis of presentation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to September 16, 2014, when it became wholly-owned subsidiary of the Company, OdorStar Technology, LLC (“OdorStar) was a joint venture in which the Company had a controlling interest; therefore, OdorStar was included in the Company’s consolidated financial statements for all of 2014. The Company’s 2014 consolidated statement of operations includes a $17,149 loss attributable to the former joint venture partner’s noncontrolling interest. See Note 4 for additional information. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2015 and 2014 are net of allowances for doubtful accounts aggregating approximately $78,000 and $76,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information. The Company had bad debt expense of approximately $3,000 and $0 during the years ended December 31, 2015 and 2014, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,367,000 and $1,348,000 for the years ended December 31, 2015 and 2014, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $3,011,000 and $2,566,000 in 2015 and 2014, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled approximately $847,000 and $774,000 for the years ended December 31, 2015 and 2014, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $78,000 and $45,000 of research and development costs for the years ended December 31, 2015 and 2014 respectively.

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

Concentration of credit risk; dependence on major customers – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company’s five largest unaffiliated customers represented approximately 49.0% and 47.0% of consolidated net sales for the years ended December 31, 2015 and 2014, and 39.4% and 36.2% of consolidated trade accounts receivable at December 31, 2015 and 2014, respectively. The Company has a longstanding relationship with each of these customers, from which it previously has collected all open receivable balances. The loss of any of these customers could have an adverse impact on the Company’s operations (see Note 12).

Concentration of cash – At various times during the year and at December 31, 2015 and 2014, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – ASC Topic 820, “Fair Value Measurements and Disclosures” defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value. The hierarchy prioritizes the inputs into the following three levels:

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

Income taxes – The Company records income taxes under the asset and liability method. The Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. We recognize in the statement of operations the effect on deferred income taxes of a change in tax rates in the period in which the change is enacted.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, we establish reserves for uncertain tax positions.  We adjust reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.  The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties.

The Company has been audited by the Internal Revenue Service through the year ended December 31, 2009.

Intangible assets – The Company purchased the Star brite® trade name and trademark in 1980 for $880,000.  The cost of the trade name and trademark initially were amortized on a straight-line basis over an estimated useful life of 40 years.  Effective January 1, 2002 and in accordance with ASC Topic 350, "Intangibles – Goodwill and Other," the Company determined that these intangible assets have indefinite lives and therefore, the Company no longer recognizes amortization expense.   In addition, the Company’s wholly- owned subsidiary, OdorStar Technology, LLC, owns patents relating to a device for producing chlorine dioxide (ClO2), which is incorporated in Company's disinfectant, sanitizer and deodorizer products. The Company amortizes these patents over their remaining life on a straight line basis.  The Company amortized approximately $51,000 for each of the years ended December 31, 2015 and 2014.  On August 6, 2013, the Company purchased for $160,000 royalty rights (previously owned by an unaffiliated company that owned the patents ultimately acquired by OdorStar) relating to sales of products encompassing OdorStar's patented technology.  The Company is amortizing the royalty rights over their remaining life on a straight line basis, and amortized approximately $18,000 for each of the years ended December 31, 2015 and 2014, respectively.  On September 16, 2014, the Company paid its former OdorStar joint venture partner $150,000 and released the former joint venture partner from $305,905 in debt in exchange for the former joint venture partner's membership interest in OdorStar and all rights to the trade name Performacide®. The Company capitalized $244,580 in relation to the Performacide® trade name. The Company has determined that the Performacide® trade name has an indefinite life and, therefore, it is not being amortized. See Note 4 – OdorStar . The Company evaluates trademarks and trade names (all of which are indefinite-lived intangible assets) for impairment every year and at other times when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company evaluates royalty rights and patents for impairment when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Note 2 – Inventories:

The composition of inventories at December 31, 2015 and 2014 are as follows:

	2015	2014
Raw materials	$3,749,702	$3,365,093
Finished goods	4,445,130	5,021,536
Inventories, gross	8,194,832	8,386,629

Inventory reserves	(279,882)	(277,296)

Inventories, net	$7,914,950	$8,109,333

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $543,000 and $493,000 at December 31, 2015 and 2014, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	Estimated
	Useful Life	2015	2014

Land		$278,325	$278,325
Building and Improvements	30 years	4,652,669	4,648,089
Manufacturing and warehouse equipment	6-20 years	9,072,162	8,486,397
Office equipment and furniture	3-5 years	1,293,609	1,044,605
Construction in process		215,155	64,038
Leasehold improvements	10-15 years	544,146	436,659
Vehicles	3 years	42,283	131,828
Property, plant and equipment, gross		16,098,349	15,089,941

Less accumulated depreciation		(10,741,961)	(9,917,059)

Property, plant and equipment, net		$5,356,388	$5,172,882

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

Prior to the acquisition, the Company was the managing member of OdorStar and included OdorStar in its consolidated financial statements. The Company and BBL shared equally in profits and losses with OdorStar. The Company’s consolidated statement of operations include OdorStar’s operating loss of approximately $130,000 ($34,000 during the period prior to the Company’s acquisition of BBL’s membership interest) during the year ended December 31, 2014.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 7 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement contains various covenants, including financial covenants requiring a minimum debt service coverage ratio of 1.75 to 1.00, tested on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. For the year ended December 31, 2015, our debt service coverage ratio exceeded 3.0 to 1 and at December 31, 2015, our debt to capitalization ratio was approximately .04 to 1. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At December 31, 2015 and December 31, 2014, the Company had no borrowings under the revolving line of credit.

Note 6 – Accrued expenses payable:

Accrued expenses payable at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Accrued customer promotions	$491,378	$369,238
Accrued payroll, commissions, and benefits	269,380	255,880
Other	337,963	490,396

Total accrued expenses payable	$1,098,721	$1,115,514

Note 7 – Long-term debt:

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to the Credit Agreement was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.  Principal and interest on the term loan are payable in equal monthly installments of $37,511 through July 6, 2017, the date the term loan matures.  In the event the Company’s debt service coverage ratio falls to or below 2.0 to 1, interest on the term loan will increase to 4.55% per annum. The Company’s debt service coverage ratio exceeded 3.0 to 1 for the year ended December 31, 2015. The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At December 31, 2015 approximately $692,000 was outstanding under the term loan.

At December 31, 2015 and 2014, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations. The capital leases aggregating approximately $88,000 and $8,000 at December 31, 2015 and December 31, 2014, respectively have varying maturities through 2020 and carry interest rates ranging from 2% to 14%.

The following table provides information regarding the Company’s long-term debt at December 31, 2015 and 2014:

	Current Portion		Long-term Portion
	2015	2014	2015	2014

Term loan	$432,601	$417,577	$259,503	$692,104
Capitalized equipment leases	18,547	8,081	69,315	--

Total long-term debt	$451,148	$425,658	$328,818	$692,104

Required principal payments under these obligations are set forth below:

Year ending December 31,
2016	$451,148
2017	278,392
2018	19,238
2019	19,593
2020	11,595
Total	$779,966

Note 8 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2015	2014
Federal – current	$136,479	$961,573
Federal – deferred	101,290	(37,242)
State – current	1,842	24,949
State – deferred	3,065	(406)
Total provision for income taxes	$242,676	$948,874

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2015	%	2014	%
Income Tax computed at statutory rate	$239,146	34.0%	$1,013,133	34.0%
State tax, net of federal benefit	889	0.1%	16,300	0.5%
Loss attributable to noncontrolling interest	---	0.0%	5,831	0.2%
Share based compensation	(2,881)	(0.4)%	(738)	0.0%
Other, permanent adjustments	6,079	0.9%	(79,733)	-2.7%
Tax credits and prior year tax adj.	(557)	-0.1%	(5,919)	-0.2%
Provision for income taxes	$242,676	34.5%	$948,874	31.8%

The Company’s deferred tax asset and liability accounts consisted of the following at December 31, 2015 and 2014:

	2015	2014
Deferred taxes – current
Reserves for trade accounts receivable and inventories	$125,335	$123,360
Total deferred tax asset current	$125,335	$123,360

Deferred taxes - non-current
Depreciation of property and equipment	$(365,012)	$(258,682)
Total deferred tax liability non-current	$(365,012)	$(258,682)

Note 9 – Related party transactions:

During 2015, as in previous years, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $2,075,000 and $1,956,000 during the years ended December 31, 2015 and 2014, respectively, and administrative fees aggregated approximately $527,000 and $478,000 during the years ended December 31, 2015 and 2014, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,051,000 and $715,000 at December 31, 2015 and 2014, respectively.

Transactions with the affiliated companies were made in the ordinary course of business. While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales of its products to the affiliated companies are similar to the profit margins it realizes with respect to sales of the same products to its larger domestic customers. Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by the Chairman, President and Chief Executive Officer of the Company to conduct product research and development and to assist in the production of television commercials.  The Company paid the entity $42,000 for research and development services in each of the years ended December 31, 2015 and 2014. In addition, for the year ended December 31, 2014, the Company made a $40,000 prepayment to the affiliated company for the production of television commercials. During 2015, the affiliated company provided the services covered by the prepayment, and the $40,000 is included in advertising and promotion expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that its rental payments are below market rates.  See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its commercial insurance needs at an arm’s length competitive basis.  The Company paid an aggregate of approximately $925,000 and $811,000 to the entity during the years ended December 31, 2015 and 2014, respectively.

Note 10 – Commitments and contingencies:

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $98,000 and $97,000 for the years ended December 31, 2015 and 2014, respectively.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,
2016	$96,064
2017	97,985
2018	99,945
2019	101,944
2020	103,983
Thereafter	324,593
Total	$824,514

On August 13, 2014, Star-Brite Distributing, Inc. (“Star-Brite”), a wholly-owned subsidiary of the Company, filed a complaint for injunctive relief and damages against Gold Eagle Co. (“Gold Eagle”) in the United States District Court for the Southern District of Florida. The complaint alleges that Gold Eagle, in violation of Section 43(a) of the Lanham Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida False Advertising Statute, made false and/or misleading statements in a comparative marketing campaign against Star Tron® Enzyme Fuel Treatment, an enzyme based fuel additive for the marine market used to treat ethanol gasoline, commonly referred to as E10 fuel. The complaint also constitutes a claim for common law unfair competition.

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

In September 2015, Gold Eagle filed a motion for summary judgment. Star-Brite filed two motions for summary judgment with respect to Gold Eagle’s counterclaims, one of which was based on Star-Brite’s defenses regarding the statutes of limitations and doctrine of laches and the other based on Star-Brite’s other defenses to the counterclaims. Star-Brite’s motion based on the statutes of limitations and doctrine of laches was denied by the Court in January 2016. The remaining motions were denied as moot following the jury verdict on the matter, described below.

A jury trial was conducted during February 2016. On March 1, 2016, the jury unanimously found that (i) Gold Eagle’s advertising was not literally false; (ii) Gold Eagle did not commit false advertising under the Florida False Advertising Statute; (iii) Star-Brite’s advertising was not literally false and (iv) Star-Brite did not commit false advertising under the Florida False Advertising Statute. As a result of the jury’s verdict, the Court determined that (i) Star-Brite would recover nothing from Gold Eagle, and Star-Brite’s action was dismissed on the merits and (ii) Gold Eagle would recover nothing from Star-Brite, and Gold eagle’s counterclaim was dismissed on the merits.

Each party has until April 1, 2016 to file an appeal.

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

Note 11 - Stock options and awards:

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan is designed (i) to meet the Nasdaq listing requirements, (ii) to enable compensation attributable to grants under the Plan to qualify for an exemption from the deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (the “Code”) and (iii) to enable incentive stock options to meet the requirements of the Code.

As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

The Plan authorizes the issuance of 630,000 shares, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock.  The Company issued stock awards under the Plan to officers, key employees and a consultant totaling an aggregate of 65,500 shares of common stock during the year ended December 31, 2015 and issued stock awards to officers, key employees and a consultant under its Prior Plans totaling an aggregate of 128,000 shares of common stock during the year ended December 31, 2014. At December 31, 2015, 564,500 shares remained available for future issuance under the Plan.  Compensation expense related to the stock awards was approximately $162,000 and $356,000 for the years ended December 31, 2015 and 2014, respectively.

During 2015, a former director exercised stock options to purchase 10,000 shares. Following the withholding of 2,156 shares in connection with the net exercise feature of the stock options, the Company delivered 7,844 shares to the former director.

During 2014, an officer, directors, and a former director of the Company exercised stock options to purchase an aggregate of 145,000 shares of the Company’s common stock for an aggregate of approximately $63,000 in cash and the withholding of 14,633 shares in connection with a net exercise feature of the stock options.  As a result, 130,367 shares were delivered to the persons exercising stock options, and approximately $49,600 is reflected as paid in capital on the consolidated balance sheet.

The following tables provide information at December 31, 2015 and 2014 regarding outstanding options under the Company’s stock option plans.  As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

At December 31, 2015:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	4/3/06	30,000	30,000	$1.08	4/2/16	0.3
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	2.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	3.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	4.4
		130,000	130,000	$1.19		2.3

At December 31, 2014:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	4/3/06	40,000	40,000	$1.08	4/2/16	1.3
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	3.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	4.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	5.4
		140,000	140,000	$1.18		3.2

The following table provides information relating to stock option transactions during the years ended December 31, 2015 and 2014:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	140,000	$1.18	170,000	$1.23
Options exercised	(10,000)	1.08	(30,000)	1.46
Totals	130,000	$1.19	140,000	$1.18

Stock options may be awarded as part of compensation to executives, employees, directors and others, pursuant to the terms of the Company’s 2015 Equity Compensation Plan. Prior to the May 29, 2015 effective date of the 2015 Equity Compensation Plan, stock options could be awarded under the Prior Plans. No options were awarded in 2015 or 2014.  Grants of stock options or other equity awards are made at the discretion of the Equity Grant Committee of the Board of Directors.  Only non-qualified options granted under the Prior Plans were outstanding on December 31, 2015. Outstanding non-qualified options previously granted to outside directors have a 10-year term and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  There was no compensation expense attributable to stock options recognized during each of the years ended December 31, 2015 and 2014.

At December 31, 2015 and 2014, there was no unrecognized compensation cost related to share based compensation arrangements

Note 12 – Major customers:

The Company had sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for each of the years ended December 31, 2015 and 2014.  Sales to these customers aggregated approximately 38.2% and 36.0% of consolidated net sales for 2015 and 2014, respectively.

The Company’s top five unaffiliated customers represented approximately 49.0% and 47.0%, of consolidated net sales for the years ended December 31, 2015 and 2014, respectively, and 39.4% and 36.2% of consolidated trade accounts receivable at December 31, 2015 and 2014, respectively.  While the Company enjoys good relations with these customers, the loss of any of these customers could have an adverse impact on the Company’s operations.

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

	Year Ended December 31 ,
	2015	2014
Earnings per common share –Basic

Net income attributable to OBCI	$460,694	$2,048,077

Weighted average number of common shares outstanding	8,940,593	8,834,951

Earnings per common share – Basic	$0.05	$0.23

Earnings per common share – Diluted

Net income attributable to OBCI	$460,694	$2,048,077

Weighted average number of common shares outstanding	8,940,593	8,834,951

Dilutive effect of employee stock-based awards	86,513	111,251

Weighted average number of common shares outstanding - assuming dilution	9,027,106	8,946,202

Earnings per common share - Diluted	$0.05	$0.23

The Company had no stock options outstanding at December 31, 2015 and 2014, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Special Cash Dividend:

On April 15, 2014, the Company paid a special cash dividend of $0.05 per common share to all shareholders of record on April 1, 2014. The dividend aggregated $440,016.

Note -15 – Recent Accounting Pronouncements:

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2015 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the year ended December 31, 2015 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

Note -16 – Subsequent Events:

On March 25, 2016, the Board of Directors of Ocean Bio-Chem, Inc. declared a special cash dividend of $0.06 per share payable on April 26, 2016 to shareholders of record on April 12, 2016.

EXHIBIT INDEX

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1	Business Loan Agreement, dated August 4, 2014 (executed August 6, 2014), between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.2	Promissory Note, dated August 4, 2014 (executed August 6, 2014), issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.3	Letter dated August 5, 2014 from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 8, 2014).
10.4	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-204520), filed with the Securities and Exchange Commission on May 28, 2015).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.8	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2011).
10.10	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.11	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21.	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith

E-1