Form 10-Q
period 2016-03-31
OCEAN BIO CHEM INC
filed 2016-05-16
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 12, 2016, 9,008,855 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	3

	Condensed consolidated balance sheets at March 31, 2016 (unaudited) and December 31, 2015	3

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2016 and 2015	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2016 and 2015	5

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2016 and 2015	6

	Notes to condensed consolidated financial statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	Other Information:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

	Signatures	19

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,436,078	$2,468,415
Trade accounts receivable less allowances of approximately $67,000 and $78,000, respectively	4,090,357	5,092,040
Receivables due from affiliated companies	1,068,430	1,051,091
Inventories, net	9,065,836	7,914,950
Prepaid expenses and other current assets	1,155,669	942,820
Deferred tax asset	122,831	125,335
Total Current Assets	17,939,201	17,594,651

Property, plant and equipment, net	5,203,611	5,356,388

Other Assets:
Intangible assets, net	1,020,398	1,037,968
Total Other Assets	1,020,398	1,037,968
Total Assets	$24,163,210	$23,989,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,119,425	$1,101,720
Current portion of long-term debt	453,533	451,148
Dividends payable	540,531	----
Accrued expenses payable	893,477	1,098,721
Total Current Liabilities	4,006,966	2,651,589

Deferred tax liability	356,488	365,012
Long-term debt, less current portion	213,567	328,818
Total Liabilities	4,577,021	3,345,419

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,008,855 shares and 8,983,374 shares issued, respectively	90,089	89,834
Additional paid in capital	9,308,658	9,287,313
Foreign currency translation adjustment	(282,108)	(284,442)
Retained earnings	10,469,550	11,550,883
Total Shareholders' Equity	19,586,189	20,643,588

Total Liabilities and Shareholders' Equity	$24,163,210	$23,989,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Gross sales	$7,072,535		$6,328,343
Less: discounts, returns, and allowances	322,455		325,914

Net sales	6,750,080		6,002,429

Cost of goods sold	4,368,137		3,965,780

Gross profit	2,381,943		2,036,649

Operating Expenses:
Advertising and promotion	715,872		615,872
Selling and administrative	2,485,863		1,421,546
Total operating expenses	3,201,735		2,037,418

Operating loss	(819,792)		(769)

Other (expense)
Interest, net (expense)	(5,884)		(10,075)
Other (expense)	---		(12,522)

Loss before income taxes	(825,676)		(23,366)

Income tax benefit	284,874		7,440

Net loss	$(540,802)		$(15,926)

Loss per common share – basic and diluted	$(0.06)	$	---

Dividends declared per common share	$0.06	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(540,802)	$(15,926)

Foreign currency translation adjustment	2,334	(8,115)

Comprehensive loss	$(538,468)	$(24,041)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016		2015
Cash flows from operating activities:

Net loss		$(540,802)	$(15,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization		246,841	221,559
Deferred income taxes		(6,020)	(9,012)
Loss on sale of property, plant and equipment		---	12,522
Other operating non-cash items		(2,366)	23,874

Changes in assets and liabilities:

Trade accounts receivable		1,012,558	1,374,194
Inventories		(1,154,606)	(2,001,274)
Prepaid expenses and other current assets		(212,849)	(219,163)
Receivables due from affiliated companies		(17,339)	(332,708)
Accounts payable and other accrued expenses		812,461	340,462

Net cash provided by (used in) operating activities		137,878	(605,472)

Cash flows from investing activities:
Purchases of property, plant and equipment		(76,494)	(370,795)
Sale of property, plant, and equipment		---	55,000
Net cash used in investing activities		(76,494)	(315,795)

Cash flows from financing activities:
Payments on long-term debt		(112,866)	(105,343)
Proceeds from exercise of stock options		21,600	---
Net cash used in financing activities		(91,266)	(105,343)

Effect of exchange rates on cash		(2,455)	(24,560)

Net decrease in cash		(32,337)	(1,051,170)

Cash at beginning of period		2,468,415	3,062,729
Cash at end of period		$2,436,078	$2,011,559

Supplemental disclosure of cash flow information:
Cash paid for interest during period		$6,199	$10,379
Cash paid for income taxes during period	$	---	$87,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the three months ended March 31, 2016 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	INVENTORIES

The Company’s inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$3,853,721	$3,749,702
Finished goods	5,495,717	4,445,130
Inventories, gross	9,349,438	8,194,832

Inventory reserves	(283,602)	(279,882)

Inventories, net	$9,065,836	$7,914,950

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $469,000 and $543,000 at March 31, 2016 and December 31, 2015, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	Estimate Useful Life	March 31, 2016	December 31, 2015
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,153,057	9,072,162
Office equipment and furniture	3-5 years	1,268,545	1,293,609
Construction in process		197,545	215,155
Leasehold improvements	10-15 years	544,146	544,146
Vehicles	3 years	42,283	42,283
Property, plant and equipment, gross		16,136,570	16,098,349

Less accumulated depreciation		(10,932,959)	(10,741,961)

Property, plant and equipment, net		$5,203,611	$5,356,388

5.	REVOLVING LINE OF CREDIT

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on July 6, 2016, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At March 31, 2016, the Company was not in compliance with the financial covenant relating to its minimum debt service coverage ratio, as its debt service coverage ratio was 1.67. Although the deficiency in the Company’s debt service coverage ratio results in an event of default under the Business Loan Agreement, the Company had no borrowings under the revolving line of credit at March 31, 2016, and Regions Bank waived the default through May 9, 2017. The deficiency in the debt service coverage ratio also may have resulted in an event of default under the term loan described in Note 6 below due to the cross-default provisions of the term loan. However, any resulting default has been waived through May 9, 2017 by Regions Equipment Financing Corporation (“REFCO”), a subsidiary of Regions Bank and the lender under the term loan.

6.	LONG TERM DEBT

On July 6, 2011, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At March 31, 2016, approximately $585,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other). See Note 5 for information regarding REFCO’s waiver of an event of default that may be deemed to have occurred under the cross-default provisions of the term loan as a result of an event of default under the Business Loan Agreement; REFCO has waived the default through May 9, 2017.

At March 31, 2016 and December 31, 2015, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $82,000 and $88,000 at March 31, 2016 and December 31, 2015, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at March 31, 2016 and December 31, 2015:

	Current Portion		Long Term Portion
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Term loan	$436,441	$432,601	$148,942	$259,503
Capitalized equipment leases	17,092	18,547	64,625	69,315

Total long term debt	$453,533	$451,148	$213,567	$328,818

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2017	$453,533
2018	167,918
2019	19,326
2020	19,682
2021	6,641

Total	$667,100

7.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $546,000 and $725,000 during the three months ended March 31, 2016 and 2015, respectively.  Administrative fees aggregated approximately $123,000 and $107,000 during the three months ended March 31, 2016 and 2015, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,068,000 and $1,051,000 at March 31, 2016 and December 31, 2015, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales of its products to the affiliated companies are similar to the profit margins it realizes with respect to sales of the same products to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

A subsidiary of the Company currently uses the services of an entity that is owned by its Chairman, President and Chief Executive Officer to conduct product research and development and to assist in the production of television commercials.  Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended March 31, 2016 and 2015 for research and development services.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that the rental payments are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended March 31, 2016 and 2015, the Company paid an aggregate of approximately $60,000 and $216,000, respectively in insurance premiums on policies obtained through the entity. The decrease in 2016 is primarily attributable to the Company’s prepayment of the entire annual premium for its general liability policy rather than paying the premium in installments.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended March 31, 2016 and 2015.

On August 13, 2014, Star-Brite Distributing, Inc. (“Star-Brite”), a wholly-owned subsidiary of the Company, filed a complaint for injunctive relief and damages against Gold Eagle Co. (“Gold Eagle”) in the United States District Court for the Southern District of Florida. The complaint alleged that Gold Eagle, in violation of Section 43(a) of the Lanham Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida False Advertising Statute, made false and/or misleading statements in a comparative marketing campaign against Star Tron® Enzyme Fuel Treatment, an enzyme based fuel additive for the marine market, used to treat ethanol gasoline, commonly referred to as E10 fuel. The complaint also constitutes a claim for common law unfair competition.

Gold Eagle filed an answer to complaint and counterclaim, generally denying the allegations in Star-Brite’s complaint and asserting affirmative defenses to Star-Brite’s claims. Gold Eagle’s counterclaim alleged, among other things, that in various advertising and marketing materials for Star Tron, which Star-Brite markets for use in various types of engines, Star-Brite makes false and misleading claims that are causing harm to Gold Eagle, which markets competitive products under the STA-BIL brand, thereby violating the same statutory provisions as Gold Eagle was alleged to have violated in Star-Brite’s complaint, and also constituting common law unfair competition.

Star-Brite filed an answer to the counterclaim, generally denying the allegations, and asserting affirmative defenses.

A jury trial was conducted during February 2016. On March 1, 2016, the jury unanimously found that (i) Gold Eagle’s advertising was not literally false; (ii) Gold Eagle did not commit false advertising under the Florida False Advertising Statute; (iii) Star-Brite’s advertising was not literally false and (iv) Star-Brite did not commit false advertising under the Florida False Advertising Statute. As a result of the jury’s verdict, the Court determined that (i) Star-Brite would recover nothing from Gold Eagle, and Star-Brite’s action was dismissed on the merits and (ii) Gold Eagle would recover nothing from Star-Brite, and Gold Eagle’s counterclaim was dismissed on the merits. Neither party has filed an appeal.

In post-trial proceedings, Star-Brite is seeking attorneys’ fees and costs under the Florida False Advertising Statute, which provides that a prevailing party in a civil action for violation of the statute will be awarded costs, including attorneys’ fees.  Star-Brite is asserting, among other things, that the issues asserted by Gold Eagle in its counterclaim were the significant issues in the case, that Star-Brite obtained a defense judgment in its favor on the counterclaim, and, therefore, Star-Brite is the prevailing party, entitled to costs and attorney’s fees under the statute.  Star-Brite also asserts that it is entitled to attorney’s fees and costs as a prevailing party on the counterclaim under the Florida Deceptive and Unfair Trade Practices Act.  Gold Eagle has asserted, among other things, that because both parties were denied the relief they sought, neither party should be deemed a prevailing party, or, in the event the Court determines that either party is a prevailing party, Gold Eagle, as defendant in the action, should be deemed the prevailing party. The Court has referred the matter to a Magistrate Judge for appropriate disposition or report and recommendation.

9.	LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the reported period.    The following table sets forth the computation of basic and diluted loss per common share.

	Three Months Ended March 31,
	2016	2015
Loss per common share –Basic and Diluted

Net loss	$(540,802)	$(15,926)

Weighted average number of common shares outstanding	8,985,858	8,920,288

Loss per common share – Basic and Diluted	$(0.06)	$0.00

For the three months ended March 31, 2016 and 2015, 57,509 and 99,689 shares underlying outstanding stock awards were not included in the computation of loss per common share – diluted because their effect would have been antidilutive.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended March 31, 2016, stock options to purchase an aggregate of 30,000 shares were exercised. The Company received a total of $21,600, withheld 4,519 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 25,481 shares to the option holders who exercised their options.

No stock compensation expense was recognized during the three months ended March 31, 2016 and 2015. At March 31, 2016, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2016 and 2015.

The following table provides information at March 31, 2016 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	1.7
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	2.8
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	4.1

		100,000	100,000	$1.22		2.6

11.	SPECIAL CASH DIVIDEND

On March 25, 2016, the Company’s Board of Directors  declared a special cash dividend of $0.06 per common share payable on April 26, 2016 to all shareholders of record on April 12, 2016.  On April 12, 2016, there were 9,008,855 shares of common stock outstanding; therefore the Company recorded a $540,531 liability for dividends payable, which is reflected on the March 31, 2016 balance sheet.  In accordance with the action of the Board of Directors, the dividend was paid on April 26, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our expectation that legal expenses with respect to the litigation matter described in Note 8 to the condensed consolidated financial statements included in this report will decline during the second quarter of 2016, anticipated higher sales volumes in the second quarter of 2016, our projected income tax rate for the full 2016 year, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2015.

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

Our operating results for the quarter ended March 31, 2016 were adversely affected by professional fees and expenses related to the litigation described in Note 8 to the condensed consolidated financial statements included in this report (the “Advertising Litigation”). Our professional fees and expenses related to the Advertising Litigation were approximately $1,085,000 and $59,000 during the three month periods ended March 31, 2016 and 2015, respectively. As explained in more detail in Note 8 to the condensed consolidated financial statements included in this report, as a result of the jury verdict, neither party to the Advertising Litigation is liable to the other; however, post-trial proceedings regarding costs and legal expenses are continuing. While we anticipate that expenditures related to the Advertising Litigation will decline during the second quarter of 2016, we will continue to incur legal expense with respect to the Advertising Litigation until all post-trial matters are concluded. We are seeking insurance recovery with respect to a portion of our expenditures with respect to the Advertising Litigation; however we cannot provide assurance as to whether, or to what extent, we will obtain such recovery.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table provides a summary of our financial results for the three months ended March 31, 2016 and 2015:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$6,750,080	$6,002,429	12.5%	100.0%	100.0%
Cost of goods sold	4,368,137	3,965,780	10.1%	64.7%	66.1%
Gross profit	2,381,943	2,036,649	17.0%	35.3%	33.9%
Advertising and promotion	715,872	615,872	16.2%	10.6%	10.3%
Selling and administrative	2,485,863	1,421,546	74.9%	36.8%	23.7%
Operating loss	(819,792)	(769)	N/A	12.1%	0.0%
Interest (expense), net	(5,884)	(10,075)	(41.6)%	0.1%	0.2%
Other (expense)	---	(12,522)	N/A	0.0%	0.2%
Income tax benefit	284,874	7,440	3,729.0%	4.2%	0.1%
Net loss	$(540,802)	$(15,926)	3,295.7%	8.0%	0.3%

Net sales increased by approximately $748,000, or 12.5%, to approximately $6,750,000 for the three months ended March 31, 2016 from approximately $6,002,000 during the same period in 2015. The increase is primarily attributable to sales of marine products to some of our largest customers.

Cost of goods sold increased by approximately $402,000, or 10.1%, to approximately $4,368,000 for the three months ended March 31, 2016, from approximately $3,966,000 for the same period in 2015.  The increase in cost of goods sold is a result of higher sales volume partially offset by a more favorable mix of products sold during the 2016 period.

Gross profit increased by approximately $345,000, or 17.0%, to approximately $2,382,000 for the three months ended March 31, 2016, from approximately $2,037,000 for the same period in 2015. Gross profit increased due to increased sales volume and a more favorable product mix. As a percentage of net sales, gross profit was approximately 35.3% and 33.9% for the three month periods ended March 31, 2016 and 2015, respectively.

Advertising and promotion expenses increased by approximately $100,000, or 16.2%, to approximately $716,000 for the three months ended March 31, 2016 from approximately $616,000 for the same period in 2015.  As a percentage of net sales, advertising and promotion expense was approximately 10.6% for the three months ended March 31, 2016 compared to approximately 10.3% for the same period in 2015.  The increase is a result of increased customer cooperative advertising allowances provided to select customers.

Selling and administrative expenses increased by approximately $1,064,000, or 74.9%, to approximately $2,486,000 during the three months ended March 31, 2016 from approximately $1,422,000 for the same period in 2015.   Legal fees and expenses related to the Advertising Litigation accounted for approximately $1,026,000 of the increase. As a percentage of net sales, selling and administrative expenses increased to 36.8% for the three months ended March 31, 2016, compared to 23.7% for the same period in 2015.

Operating loss – As a result of the foregoing factors, we incurred an operating loss of approximately $820,000 for the three months ended March 31, 2016, compared to an operating loss of approximately $1,000 for the same period in 2015, an increase in operating loss of approximately $819,000.

Interest expense, net decreased by approximately $4,000 to approximately $6,000 for the three months ended March 31, 2016, compared to approximately $10,000 for the same period in 2015. The decrease reflects the declining outstanding principal on our term loan.

Income tax benefit – Our income tax benefit for the three months ended March 31, 2016 was approximately $285,000, or 34.5% of our pretax income, compared to an income tax benefit of approximately $7,000, or 31.8% of pretax income, for the same period in 2015. The higher 2016 tax rate reflects our projected rate for the full year of 2016, which is consistent with the year ended December 31, 2015.

Net loss. – As a result of the factors described above, we incurred a net loss of approximately $541,000 for the three months ended March 31, 2016, compared to a net loss of approximately $16,000 for the same period in 2015.

Liquidity and capital resources:

Our cash balance was approximately $2,436,000 at March 31, 2016 compared to approximately $2,468,000 at December 31, 2015. At March 31, 2016 and December 31, 2015, we had no borrowings under our revolving line of credit. The cash balance does not reflect a special cash dividend declared by our Board of Directors on March 25, 2016 and paid to our shareholders on April 26, 2016. See Note 11 to the condensed consolidated financial statements included in this report for additional information.

Net cash provided by operating activities during the three months ended March 31, 2016 was approximately $138,000 compared to net cash used in operating activities of approximately $605,000 for the three months ended March 31, 2015.  During the 2016 period, we increased gross inventories by approximately $1,155,000 compared to $2,001,000 in the 2015 period. We also had an approximately $472,000 larger increase in accounts payable and other accrued expenses and an approximately $315,000 smaller increase in receivables due from affiliated companies during the three months ended March 31, 2016, as compared to the 2015 period. These increases were partially offset by our higher net loss and an approximately $362,000 lower decrease in our trade accounts receivable balance during the three months ended March 31, 2016, as compared to the 2015 period.

Net trade accounts receivable aggregated approximately $4,090,000 at March 31, 2016, a decrease of approximately $1,002,000, or 19.7%, compared to net trade accounts receivable of $5,092,000 at December 31, 2015. The lower trade accounts receivable balance at March 31, 2016 principally reflects lower sales in the first quarter of 2016 as compared to the fourth quarter of 2015.

Inventories, net increased by approximately $1,151,000 or 14.5% to approximately $9,066,000 at March 31, 2016 from approximately $7,915,000 at December 31, 2015. We increased inventories in anticipation of higher sales volumes in the second quarter of 2016.

Net cash used in investing activities was approximately $76,000 for the three months ended March 31, 2016 compared to approximately $316,000 for the three months ended March 31, 2015.  During the 2016 period, the Company used approximately $76,000 for purchases of property, plant and equipment as compared to $371,000 of such expenditures in the 2015 period. The 2015 period also included cash proceeds of $55,000 from the sale of a recreational vehicle we used for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities was approximately $91,000 for the three months ended March 31, 2016 compared to approximately $105,000 for the three months ended March 31, 2015. While cash used in both periods reflect repayments under our term loan, the 2016 period reflects a $21,600 offset resulting from the exercise of stock options.

See Notes 5 and 6 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At March 31, 2016 and December 31, 2015, we had no borrowings under our revolving line of credit and outstanding balances of approximately $585,000 and $692,000, respectively, under our term loan. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2016, our debt coverage ratio was approximately 1.67 to 1, and our debt to capitalization ratio was approximately 0.03 to 1. At March 31, 2016, we were not in compliance with the financial covenant related to the debt service coverage ratio. Although the deficiency in this ratio constitutes an event of default under the agreement related to our revolving line of credit, no amounts were outstanding under the revolving line of credit, and the lender has waived the default through May 9, 2017. Moreover, while the deficiency also may have constituted an event of default under the term loan due to its cross-default provisions, the lender has waived the default through May 9, 2017. See Note 5 to the condensed consolidated financial statements included in this report for additional information.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $82,000 and $88,000 at March 31, 2016 and December 31, 2015, respectively.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the three months ended March 31, 2016, we recorded approximately $2,000 in foreign currency translation adjustments (increasing shareholders’ equity by $2,000).

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

At March 31, 2016 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

See the description of a legal proceeding included in Note 8 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 13, 2016	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 13, 2016	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer