Form 10-Q
period 2016-06-30
OCEAN BIO CHEM INC
filed 2016-08-12
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 11, 2016, 9,146,940 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	3

	Condensed consolidated balance sheets at June 30, 2016 (unaudited) and December 31, 2015	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2016 and 2015	4

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2016 and 2015	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2016 and 2015	6

	Notes to condensed consolidated financial statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	Other Information:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 , 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,795,573	$2,468,415
Trade accounts receivable less allowances of approximately $85,000 and $78,000, respectively	5,565,906	5,092,040
Receivables due from affiliated companies	1,072,680	1,051,091
Inventories, net	8,800,462	7,914,950
Prepaid expenses and other current assets	883,804	942,820
Deferred tax asset	132,539	125,335
Total Current Assets	18,250,964	17,594,651

Property, plant and equipment, net	5,057,368	5,356,388
Intangible assets, net	1,002,828	1,037,968
Total Assets	$24,311,160	$23,989,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$1,787,478	$1,101,720
Current portion of long-term debt	457,485	451,148
Income taxes payable	79,338	----
Accrued expenses payable	1,309,925	1,098,721
Total Current Liabilities	3,634,226	2,651,589

Deferred tax liability	339,430	365,012
Long-term debt, less current portion	97,314	328,818
Total Liabilities	4,070,970	3,345,419

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,008,855 shares and 8,983,374 shares issued, respectively	90,089	89,834
Additional paid in capital	9,308,658	9,287,313
Foreign currency translation adjustment	(284,648)	(284,442)
Retained earnings	11,126,091	11,550,883
Total Shareholders' Equity	20,240,190	20,643,588

Total Liabilities and Shareholders' Equity	$24,311,160	$23,989,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016	2015

Gross sales		$9,151,446		$9,144,836	$16,223,981		$15,473,179
Less: discounts, returns, and allowances		427,103		406,131	749,558		732,045

Net sales		8,724,343		8,738,705	15,474,423		14,741,134

Cost of goods sold		5,053,439		5,574,607	9,421,576		9,540,387

Gross profit		3,670,904		3,164,098	6,052,847		5,200,747

Operating Expenses:
Advertising and promotion		869,648		931,633	1,585,520		1,547,505
Selling and administrative		1,793,962		2,056,828	4,279,825		3,478,374
Total operating expenses		2,663,610		2,988,461	5,865,345		5,025,879

Operating income		1,007,294		175,637	187,502		174,868

Other expense
Interest, net (expense)		(4,913)		(8,820)	(10,797)		(18,895)
Other (expense)		---		---	---		(12,522)

Income before income taxes		1,002,381		166,817	176,705		143,451

Provision for income taxes		345,840		53,120	60,966		45,680

Net income		$656,541		$113,697	$115,739		$97,771

Earnings per common share – basic and diluted		$0.07		$0.01	$0.01		$0.01

Dividends declared per common share	$	---	$	---	$0.06	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income	$656,541	$113,697	$115,739	$97,771
Foreign currency translation adjustment	(2,540)	2,347	(206)	(5,768)

Comprehensive income	$654,001	$116,044	$115,533	$92,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016		2015
Cash flows from operating activities:

Net income		$115,739	$97,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		491,495	446,799
Deferred income taxes		(32,786)	(27,978)
Loss on sale of property, plant and equipment		---	12,522
Other operating non-cash items		92,334	33,030

Changes in assets and liabilities:
Trade accounts receivable		(480,437)	852,922
Inventories		(966,496)	(1,029,911)
Prepaid expenses and other current assets		59,016	138,775
Receivables due from affiliated companies		(21,589)	(175,685)
Accounts payable and other accrued expenses		976,300	292,128

Net cash provided by operating activities		233,576	640,373

Cash flows from investing activities:
Purchases of property, plant and equipment		(157,335)	(670,525)
Cash paid for patent and trademark registration		---	(6,594)
Sale of property, plant, and equipment		---	55,000
Net cash used in investing activities		(157,335)	(622,119)

Cash flows from financing activities:
Payments on long-term debt		(225,167)	(214,865)
Dividends paid to common shareholders		(540,531)	---
Proceeds from exercise of stock options		21,600	---
Net cash used in financing activities		(744,098)	(214,865)

Effect of exchange rates on cash		(4,985)	(19,342)

Net decrease in cash		(672,842)	(215,953)

Cash at beginning of period		2,468,415	3,062,729
Cash at end of period		$1,795,573	$2,846,776

Supplemental disclosure of cash flow information:
Cash paid for interest during period		$11,430	$19,506
Cash paid for income taxes during period	$	---	$118,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

There have been no accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows, or on disclosures made by the Company.

3.	INVENTORIES

The Company’s inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$3,678,023	$3,749,702
Finished goods	5,483,305	4,445,130
Inventories, gross	9,161,328	8,194,832

Inventory reserves	(360,866)	(279,882)

Inventories, net	$8,800,462	$7,914,950

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $459,000 and $543,000 at June 30, 2016 and December 31, 2015, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	Estimate Useful Life	June 30, 2016	December 31, 2015
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,192,385	9,072,162
Office equipment and furniture	3-5 years	1,283,045	1,293,609
Construction in process		224,558	215,155
Leasehold improvements	10-15 years	544,146	544,146
Vehicles	3 years	42,283	42,283
Property, plant and equipment, gross		16,217,411	16,098,349

Less accumulated depreciation		(11,160,043)	(10,741,961)

Property, plant and equipment, net		$5,057,368	$5,356,388

5.	REVOLVING LINE OF CREDIT

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit, at which time all outstanding principal and interest will be due and payable. The revolving line of credit, which was to expire on July 6, 2016, has been extended through August 30, 2016 on substantially the same terms as previously in effect (the Company currently is engaged in negotiations with Regions Bank with regard to a new revolving line of credit facility). The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2016 and December 31, 2015, the Company was in compliance with these covenants. The line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At June 30, 2016, the Company had no borrowings under the revolving line of credit. (As previously disclosed, the Company was not in compliance with the debt service coverage ratio covenant at March 31, 2016, which resulted in an event of default under the Business Loan Agreement. However, Regions Bank waived the default through May 9, 2017 and, as indicated above, at June 30, 2016, the Company regained compliance with the covenant.)

6.	LONG TERM DEBT

On July 6, 2011, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At June 30, 2016, approximately $478,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other).

At June 30, 2016 and December 31, 2015, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $77,000 and $88,000 at June 30, 2016 and December 31, 2015, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at June 30, 2016 and December 31, 2015:

	Current Portion		Long Term Portion
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Term loan	$440,315	$432,601	$37,400	$259,503
Capitalized equipment leases	17,170	18,547	59,914	69,315

Total long term debt	$457,485	$451,148	$97,314	$328,818

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2017	$457,485
2018	56,463
2019	19,414
2020	19,773
2021	1,664

Total	$554,799

7.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2016 and 2015, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $460,000 and $493,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $1,006,000 and $1,218,000 for the six months ended June 30, 2016 and 2015, respectively.  Administrative fees aggregated approximately $179,000 and $162,000 during the three months ended June 30, 2016 and 2015, respectively, and $302,000 and $269,000 for the six months ended June 30, 2016 and 2015, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,073,000 and $1,051,000 at June 30, 2016 and December 31, 2015, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales of its products to the affiliated companies are similar to the profit margins it realizes with respect to sales of the same products to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company. Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended June 30, 2016 and 2015, and $21,000 for each of the six month periods ended June 30, 2016 and 2015, for research and development services. In addition, during the three and six month periods ending June 30, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of Company customers.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that its rental payments under the lease are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended June 30, 2016 and 2015, the Company paid an aggregate of approximately $121,000 and $177,000, respectively, and during the six months ended June 30, 2016 and 2015, the Company paid an aggregate of approximately $181,000 and $393,000, respectively, in insurance premiums on policies obtained through the entity. The decrease in 2016 is primarily attributable to the Company’s prepayment of the entire annual premium for its general liability policy rather than paying the premium in installments.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 for each of the three months ended June 30, 2016 and 2015, respectively, and was approximately $49,000 for each of the six month periods ended June 30, 2016 and 2015, respectively.

9.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per common share – Basic

Net income	$656,541	$113,697	$115,739	$97,771

Weighted average number of common shares outstanding	9,008,855	8,922,118	8,997,357	8,921,208

Earnings per common share – Basic	$0.07	$0.01	$0.01	$0.01

Earnings per common share – Diluted

Net income	$656,541	$113,697	$115,739	$97,771

Weighted average number of common shares outstanding	9,008,855	8,922,118	8,997,357	8,921,208

Dilutive effect of employee stock-based awards	47,931	89,603	53,061	94,980

Weighted average number of common shares outstanding - Diluted	9,056,786	9,011,721	9,050,418	9,016,188

Earnings per common share – Diluted	$0.07	$0.01	$0.01	$0.01

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2016 and 2015, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the three months ended June 30, 2016 no stock options were exercised.

During the six months ended June 30, 2016, stock options to purchase an aggregate of 30,000 shares were exercised. The Company received a total of $21,600, withheld 4,519 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 25,481 shares to the option holders who exercised their options.

No stock compensation expense was recognized during the three and six months ended June 30, 2016 and 2015. At June 30, 2016, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three and six months ended June 30, 2016 and 2015.

The following table provides information at June 30, 2016 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	1.5
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	2.6
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	3.9

		100,000	100,000	$1.22		2.4

11.	SPECIAL CASH DIVIDEND

On April 26, 2016, the Company paid a special cash dividend of $0.06 per common share to all shareholders of record on April 12, 2016. The dividend aggregated $540,531.

12.	SUBSEQUENT EVENT

On August 4, 2016, the Company issued stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan to officers, other employees and a consultant. The stock awards aggregated 139,000 shares of Company common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our projected income tax rate for the full 2016 year, our belief that we will be able to negotiate a new revolving credit facility to replace our current facility, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2015.

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

Our operating results for the six months ended June 30, 2016 and 2015 were adversely affected by professional fees and expenses related to the litigation described in Note 8 to the condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “Advertising Litigation”). Our professional fees and expenses related to the Advertising Litigation were approximately $1,127,000 and $270,000 for the six month periods ended June 30, 2016 and 2015, respectively. Following the conclusion of the trial and a jury verdict in the Advertising Litigation, as a result of which neither party is liable to the other, only post-trial proceedings related to our entitlement to an award of attorneys’ fees and costs continued during the second quarter of 2016. Our legal expenses related to the Advertising Litigation declined to $42,000 during the three months ended June 30, 2016 (such expenses were $211,000 during the three months ended June 30, 2015). As a result of the post-trial proceedings, it was determined that neither party to the Advertising Litigation is entitled to an award of attorneys’ fees and costs; the Advertising Litigation is now concluded. We sought insurance recovery with respect to a portion of our expenditures in connection with the Advertising Litigation, but our insurer has denied our claim, and we are not contesting the denial.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table provides a summary of our financial results for the three months ended June 30, 2016 and 2015:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$8,724,343	$8,738,705	(0.2)%	100.0%	100.0%
Cost of goods sold	5,053,439	5,574,607	(9.3)%	57.9%	63.8%
Gross profit	3,670,904	3,164,098	16.0%	42.1%	36.2%
Advertising and promotion	869,648	931,633	(6.7)%	10.0%	10.7%
Selling and administrative	1,793,962	2,056,828	(12.8)%	20.6%	23.5%
Operating income	1,007,294	175,637	473.5%	11.5%	2.0%
Interest (expense), net	(4,913)	(8,820)	(44.3)%	0.1%	0.1%
Provision for income taxes	(345,840)	(53,120)	551.1%	4.0%	0.6%
Net income	$656,541	$113,697	477.4%	7.5%	1.3%

Net sales were approximately $8,724,000 during the three months ended June 30, 2016, compared to approximately $8,739,000 for the three months ended June 30, 2015. Although sales volumes declined, the effect of the decline was offset by increased sales of higher margin Star brite® branded products.

Cost of goods sold decreased by approximately $521,000, or 9.3%, to approximately $5,053,000 for the three months ended June 30, 2016, from approximately $5,574,000 for the same period in 2015. The decrease in cost of goods sold reflects a more favorable mix of products sold during the 2016 period.

Gross profit increased by approximately $507,000, or 16.0%, to approximately $3,671,000 for the three months ended June 30, 2016, from approximately $3,164,000 for the same period in 2015. Gross profit increased due to the more favorable mix of products sold during the 2016 period. As a percentage of net sales, gross profit was approximately 42.1% and 36.2% for the three month periods ended June 30, 2016 and 2015, respectively.

Advertising and promotion expenses decreased by approximately $62,000, or 6.7%, to approximately $870,000 for the three months ended June 30, 2016 from approximately $932,000 for the same period in 2015.  As a percentage of net sales, advertising and promotion expenses were approximately 10.0% for the three months ended June 30, 2016 compared to approximately 10.7% for the same period in 2015.  The decrease is a result of decreased internet advertising and customer cooperative advertising allowances partially offset by increased magazine advertising with national distribution.

Selling and administrative expenses decreased by approximately $263,000, or 12.8%, to approximately $1,794,000 during the three months ended June 30, 2016 from approximately $2,057,000 for the same period in 2015.   Legal fees and expenses accounted for approximately $238,000 of the decrease, of which $169,000 relates to the Advertising Litigation. As a percentage of net sales, selling and administrative expenses decreased to 20.6% for the three months ended June 30, 2016, compared to 23.5% for the same period in 2015.

Interest expense, net decreased by approximately $4,000 to approximately $5,000 for the three months ended June 30, 2016, compared to approximately $9,000 for the same period in 2015. The decrease reflects the declining outstanding principal on our term loan.

Provision for income taxes – Our provision for income taxes for the three months ended June 30, 2016 was approximately $346,000, or 34.5% of our pretax income, compared to approximately $53,000, or 31.8% of pretax income, for the same period in 2015. The higher 2016 tax rate reflects our projected rate for the full year of 2016, which is consistent with the year ended December 31, 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table provides a summary of our financial results for the six months ended June 30, 2016 and 2015:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$15,474,423	$14,741,134	5.0%	100.0%	100.0%
Cost of goods sold	9,421,576	9,540,387	(1.2)%	60.9%	64.7%
Gross profit	6,052,847	5,200,747	16.4%	39.1%	35.3%
Advertising and promotion	1,585,520	1,547,505	2.5%	10.2%	10.5%
Selling and administrative	4,279,825	3,478,374	23.0%	27.7%	23.6%
Operating income	187,502	174,868	7.2%	1.2%	1.2%
Interest (expense), net	(10,797)	(18,895)	(42.9)%	0.1%	0.1%
Other (expense)	---	(12,522)	(100.0)%	0.0%	0.1%
Provision for income taxes	(60,966)	(45,680)	33.5%	0.4%	0.3%
Net income	$115,739	$97,771	18.4%	0.7%	0.7%

Net sales increased by approximately $733,000, or 5.0% for the six months ended June 30, 2016 to approximately $15,474,000 from approximately $14,741,000 during the same period in 2015. The increase primarily reflects higher sales of marine products.

Cost of goods sold decreased by approximately $119,000, or 1.2%, to approximately $9,421,000 for the six months ended June 30, 2016, from approximately $9,540,000 for the same period in 2015. Cost of goods sold decreased despite the increase in net sales due to a larger proportion of sales of higher margin Star brite® branded products.

Gross profit increased by approximately $852,000, or 16.4%, to approximately $6,053,000 for the six months ended June 30, 2016, from approximately $5,201,000 for the same period in 2015. Gross profit increased due to the more favorable mix of products sold during the 2016 period, as discussed above. As a percentage of net sales, gross profit was approximately 39.1% and 35.3% for the six month periods ended June 30, 2016 and 2015, respectively.

Advertising and promotion expenses increased by approximately $38,000, or 2.5%, to approximately $1,586,000 for the six months ended June 30, 2016 from approximately $1,548,000 for the same period in 2015.  As a percentage of net sales, advertising and promotion expenses were approximately 10.2% for the six months ended June 30, 2016 compared to approximately 10.5% for the same period in 2015.  The increase is a result of increased customer cooperative advertising allowances provided to select customers.

Selling and administrative expenses increased by approximately $801,000, or 23.0%, to approximately $4,279,000 during the six months ended June 30, 2016 from approximately $3,478,000 for the same period in 2015.   Legal fees and expenses related to the Advertising Litigation increased by approximately $857,000 in the 2016 period compared to the 2015 period. As a percentage of net sales, selling and administrative expenses increased to 27.7% for the six months ended June 30, 2016, compared to 23.6% for the same period in 2015.

Interest expense, net decreased by approximately $8,000 to approximately $11,000 for the six months ended June 30, 2016, compared to approximately $19,000 for the same period in 2015. The decrease reflects the declining outstanding principal on our term loan.

Provision for income taxes – Our provision for income taxes for the six months ended June 30, 2016 was approximately $61,000, or 34.5% of our pretax income, compared to approximately $46,000, or 31.8% of pretax income, for the same period in 2015. The higher 2016 tax rate reflects our projected rate for the full year of 2016, which is consistent with the year ended December 31, 2015.

Liquidity and capital resources:

Our cash balance was approximately $1,796,000 at June 30, 2016 compared to approximately $2,468,000 at December 31, 2015. At June 30, 2016 and December 31, 2015, we had no borrowings under our revolving line of credit. The decline in our cash balance largely reflects the special cash dividend of $0.06 per common share, aggregating approximately $541,000, that we paid to our shareholders on April 26, 2016.

Net cash provided by operating activities during the six months ended June 30, 2016 was approximately $234,000, a decrease of approximately $406,000 from approximately $640,000 during the six months ended June 30, 2015. The decrease is due primarily to an increase of approximately $480,000 in our balance of trade accounts receivable (which do not include receivables due from affiliated companies) during the six months ended June 30, 2016 compared to a decrease of approximately $853,000 during the 2015 period. The effect of the change in our trade accounts receivable balance was partially offset by other working capital changes, particularly an increase in accounts payable and other accrued expenses, and, to a lesser extent, by our net income and noncash adjustments.

Net trade accounts receivable aggregated approximately $5,566,000 at June 30, 2016, an increase of approximately $474,000, or 9.3%, compared to net trade accounts receivable of $5,092,000 at December 31, 2015. The higher trade accounts receivable balance at June 30, 2016 is the result of sales to a large national retailer and stronger sales late in the second quarter.

Inventories, net increased by approximately $885,000 or 11.2% to approximately $8,800,000 at June 30, 2016 from approximately $7,915,000 at December 31, 2015. The inventory balance was low at the end of 2015 because of high sales volume late in the year.

Net cash used in investing activities was approximately $157,000 for the six months ended June 30, 2016 compared to approximately $622,000 for the three months ended June 30, 2015.  During the 2016 period, the Company used approximately $157,000 for purchases of property, plant and equipment as compared to approximately $670,000 of such expenditures in the 2015 period. Net cash used in investing activities in the 2015 period was offset in small part by cash proceeds of $55,000 from the sale of a recreational vehicle we used for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities was approximately $744,000 for the six months ended June 30, 2016 compared to approximately $215,000 for the six months ended June 30, 2015. The increase in the 2016 period is entirely due to our payment of a special cash dividend aggregating approximately $541,000, partially offset by approximately $22,000 we received as a result of the exercise of stock options.

See Notes 5 and 6 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At June 30, 2016 and December 31, 2015, we had no borrowings under our revolving line of credit and outstanding balances of approximately $478,000 and $692,000, respectively, under our term loan. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. As previously disclosed, we were not in compliance with our debt service coverage ratio requirement under our revolving line of credit at March 31, 2016, resulting in an event of default under both of our principal credit facilities. However, the lender waived the default through May 9, 2017 and, after giving effect to our improved operating results in the quarter ended June 30, 2016, we regained compliance with the debt coverage ratio requirement. At June 30, 2016, our debt coverage ratio was approximately 3.16 to 1, and our debt to capitalization ratio was approximately 0.03 to 1.

We are negotiating a new revolving credit facility to replace our current facility. While we believe that we will be able to negotiate a suitable facility with our lending bank, we cannot assure that our negotiations will be successful.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $77,000 and $88,000 at June 30, 2016 and December 31, 2015, respectively.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the six months ended June 30, 2016, we recorded $206 in foreign currency translation adjustments (increasing shareholders’ equity by $206).

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

At June 30, 2016 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

The following information updates and amends information incorporated in Part II, Item 1, “Legal Proceedings” in our quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “Form 10-Q”) by reference to the description of litigation between our subsidiary, Star-Brite Distributing Inc. (“Star-Brite”), and Gold Eagle Co. (“Gold Eagle”) included in Note 8 to the condensed consolidated financial statements included in the Form 10-Q. As described in the Form 10-Q, in post-trial proceedings, Star-Brite was seeking an award of attorneys’ fees and costs related to the litigation, which Gold Eagle contested. The Court referred the matter to a magistrate judge, who, on July 14, 2016, issued a report and recommendation concluding that neither party was entitled to attorneys’ fees and costs. Neither party filed written objections with the Court pertaining to the report and recommendation by the August 1, 2016 deadline for such filing, and the matter is now concluded.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended.

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 12, 2016	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 12, 2016	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

