Form 10-Q
period 2016-09-30
OCEAN BIO CHEM INC
filed 2016-11-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 11, 2016, 9,146,937 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2016 and 2015	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2016 and 2015	3

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2016 and 2015	4

	Notes to condensed consolidated financial statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	Other Information:

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

	Signatures	19

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,085,767	$2,468,415
Trade accounts receivable less allowances of approximately $143,000 and $78,000, respectively	9,413,500	5,092,040
Receivables due from affiliated companies	822,594	1,051,091
Inventories, net	8,955,477	7,914,950
Prepaid expenses and other current assets	1,015,785	942,820
Total Current Assets	21,293,123	17,469,316

Property, plant and equipment, net	4,931,716	5,356,388
Intangible assets, net	985,258	1,037,968
Total Assets	$27,210,097	$23,863,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$2,993,860	$1,101,720
Current portion of long-term debt	386,340	451,148
Accrued expenses payable	1,490,085	1,098,721
Total Current Liabilities	4,870,285	2,651,589

Deferred tax liability	219,526	239,677
Long-term debt, less current portion	55,181	328,818
Total Liabilities	5,144,992	3,220,084

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,146,937 shares and 8,983,374 shares issued, respectively	91,469	89,834
Additional paid in capital	9,604,634	9,287,313
Foreign currency translation adjustment	(285,533)	(284,442)
Retained earnings	12,654,535	11,550,883
Total Shareholders' Equity	22,065,105	20,643,588

Total Liabilities and Shareholders' Equity	$27,210,097	$23,863,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016	2015

Gross sales		$12,801,963		$11,339,560	$29,025,944		$26,812,739
Less: discounts, returns, and allowances		594,826		502,741	1,344,384		1,234,786

Net sales		12,207,137		10,836,819	27,681,560		25,577,953

Cost of goods sold		7,306,999		7,274,360	16,728,575		16,814,747

Gross profit		4,900,138		3,562,459	10,952,985		8,763,206

Operating Expenses:
Advertising and promotion		782,249		763,936	2,367,769		2,311,441
Selling and administrative		1,911,317		2,351,427	6,191,142		5,829,801
Total operating expenses		2,693,566		3,115,363	8,558,911		8,141,242

Operating income		2,206,572		447,096	2,394,074		621,964

Other expense
Interest, net (expense)		(3,933)		(7,888)	(14,730)		(26,783)
Other (expense)		---		---	---		(12,522)

Income before income taxes		2,202,639		439,208	2,379,344		582,659

Provision for income taxes		674,195		143,656	735,161		189,336

Net income		$1,528,444		$295,552	$1,644,183		$393,323

Earnings per common share – basic and diluted		$0.17		$0.03	$0.18		$0.04

Dividends declared per common share	$	---	$	---	$0.06	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Income	$1,528,444	$295,552	$1,644,183	$393,323

Foreign currency translation adjustment	(885)	(76)	(1,091)	(5,844)

Comprehensive income	$1,527,559	$295,476	$1,643,092	$387,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:

Net income	$1,644,183	$393,323
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	735,478	679,463
Deferred income taxes	(20,151)	(23,082)
Loss on sale of property, plant and equipment	---	12,522
Stock based compensation	292,880	162,225
Other operating non-cash items	149,094	94,799

Changes in assets and liabilities:

Trade accounts receivable	(4,386,416)	(2,800,873)
Inventories	(1,109,493)	(1,301,659)
Prepaid expenses and other current assets	(72,965)	(157,156)
Receivables due from affiliated companies	228,497	246,697
Accounts payable and other accrued expenses	2,275,080	1,709,060

Net cash used in operating activities	(263,813)	(984,681)

Cash flows from investing activities:
Purchases of property, plant and equipment	(258,096)	(845,567)
Cash paid for patent and trademark registration	---	(11,902)
Sale of property, plant, and equipment	---	55,000
Net cash used in investing activities	(258,096)	(802,469)

Cash flows from financing activities:
Payments on long-term debt	(338,445)	(326,772)
Dividends paid to common shareholders	(540,531)	---
Proceeds from exercise of stock options	21,600	---
Net cash used in financing activities	(857,376)	(326,772)

Effect of exchange rates on cash	(3,363)	(15,943)

Net decrease in cash	(1,382,648)	(2,129,865)

Cash at beginning of period	2,468,415	3,062,729
Cash at end of period	$1,085,767	$932,864

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$15,683	$27,703
Cash paid for income taxes during period	$744,000	$118,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Accounting Guidance Adopted by the Company

In November 2015, the Financial Accounting Standards Board FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The guidance under ASU 2015-17 is designed to simplify the presentation of deferred tax assets and liabilities within the balance sheet by requiring generally that all deferred tax assets and liabilities be classified as non-current. Under previously applicable guidance, an entity was required to separate deferred tax liabilities and assets into a current amount and a noncurrent amount. The guidance is effective for years beginning after December 15, 2016 with early adoption permitted, and can be applied prospectively or retrospectively. The Company adopted this guidance in the quarter ended September 30, 2016, retrospectively to January 1, 2016. As a result of the adoption, we made the following reclassifications to the 2015 condensed consolidated balance sheet: a $125,335 decrease to current deferred tax asset and a $125,335 decrease to noncurrent deferred tax liability.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-19, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. The Company currently is evaluating this guidance to determine its impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The principal change under this new accounting guidance is that lessees under leases classified as operating leases generally will recognize a right-of-use asset and a lease liability on the balance sheet. Current lease accounting standards do not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s financial statements.

3.	INVENTORIES

The Company’s inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$3,931,965	$3,749,702
Finished goods	5,372,360	4,445,130
Inventories, gross	9,304,325	8,194,832

Inventory reserves	(348,848)	(279,882)

Inventories, net	$8,955,477	$7,914,950

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $801,000 and $543,000 at September 30, 2016 and December 31, 2015, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	Estimate Useful Life	September 30, 2016	December 31, 2015
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,254,707	9,072,162
Office equipment and furniture	3-5 years	1,315,191	1,293,609
Construction in process		216,331	215,155
Leasehold improvements	10-15 years	558,666	544,146
Vehicles	3 years	10,020	42,283
Property, plant and equipment, gross		16,285,909	16,098,349

Less accumulated depreciation		(11,354,193)	(10,741,961)

Property, plant and equipment, net		$4,931,716	$5,356,388

5.	REVOLVING LINE OF CREDIT

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

The revolving line of credit, which expired on July 6, 2016, was extended through October 31, 2016 on substantially the same terms as previously in effect (the Company currently is engaged in negotiations with Regions Bank with regard to a new revolving line of credit facility). The Company’s obligations under the revolving line of credit was secured by, among other things, the Company’s accounts receivable, inventory, contract rights and general intangibles and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring a minimum debt service coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2016 and December 31, 2015, the Company was in compliance with these covenants. The line of credit was subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At September 30, 2016 and December 31, 2015, the Company had no borrowings under the revolving line of credit.

6.	LONG TERM DEBT

On July 6, 2011, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54%, subject to an increase to 4.55% in the event the Company's debt service coverage ratio (net profit plus taxes, interest, depreciation, amortization and rent expense divided by debt service plus interest and lease/rent expense, calculated on a trailing four-quarter basis) falls to or below 2.0 to 1. Principal and interest on the term loan are payable in equal monthly installments through July 6, 2017, the date on which the term loan matures. The proceeds of the term loan were used to pay the Company’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment. At September 30, 2016, approximately $369,000 was outstanding under the term loan. The term loan and the revolving line of credit under the Bank Loan Agreement are cross-defaulted (i.e., a default under one instrument is a default under the other).

At September 30, 2016 and December 31, 2015, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $72,000 and $88,000 at September 30, 2016 and December 31, 2015, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at September 30, 2016 and December 31, 2015:

	Current Portion		Long Term Portion
	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015
Term loan	$369,091	$432,601	$	---	$259,503
Capitalized equipment leases	17,249	18,547		55,181	69,315

Total long term debt	$386,340	$451,148		$55,181	$328,818

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2017	$386,340
2018	19,150
2019	19,503
2020	16,528

Total	$441,521

7.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2016 and 2015, the Company sold products to companies affiliated with its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $263,000 and $198,000 during the three months ended September 30, 2016 and 2015, respectively, and approximately $1,269,000 and $1,416,000 for the nine months ended September 30, 2016 and 2015, respectively.  Administrative fees aggregated approximately $183,000 and $112,000 during the three months ended September 30, 2016 and 2015, respectively, and $485,000 and $381,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $823,000 and $1,051,000 at September 30, 2016 and December 31, 2015, respectively. Transactions with the affiliated companies were made in the ordinary course of business.   While the terms of sale to the affiliated companies differed from the terms applicable to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (the Company pays freight charges in connection with sales to its domestic customers on all but small orders).  Moreover, the Company does not pay sales commissions with respect to products sold to the affiliated companies.  As a result, the Company believes its profit margins with respect to sales of its products to the affiliated companies are similar to the profit margins it realizes with respect to sales of the same products to its larger domestic customers.  Management believes that the sales transactions did not involve more than normal credit risk or present other unfavorable features.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company. Under this arrangement, the Company paid the entity $10,500 for each of the three month periods ended September 30, 2016 and 2015, and $31,500 for each of the nine month periods ended September 30, 2016 and 2015, for research and development services. In addition, during the nine months ending September 30, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of Company customers.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  The Company believes that its rental payments under the lease are below market rates.  See Note 8 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its insurance needs at an arm’s length competitive basis.  During the three months ended September 30, 2016 and 2015, the Company paid an aggregate of approximately $371,000 and $490,000, respectively, and during the nine months ended September 30, 2016 and 2015, the Company paid an aggregate of approximately $552,000 and $883,000, respectively, in insurance premiums on policies obtained through the entity. The decrease in 2016 is primarily attributable to the Company’s prepayment of the entire annual premium for its general liability policy rather than paying the premium in installments.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from its ownership of the leased property. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended September 30, 2016 and 2015, respectively, and was approximately $73,000 for each of the nine month periods ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings per common share – Basic

Net income	$1,528,444	$295,552	$1,644,183	$393,323

Weighted average number of common shares outstanding	9,096,852	8,935,951	9,030,764	8,926,176

Earnings per common share – Basic	$0.17	$0.03	$0.18	$0.04

Earnings per common share – Diluted

Net income	$1,528,444	$295,552	$1,644,183	$393,323

Weighted average number of common shares outstanding	9,096,852	8,935,951	9,030,764	8,926,176

Dilutive effect of employee stock options	50,732	77,889	52,511	90,411

Weighted average number of common shares outstanding - Diluted	9,147,584	9,013,840	9,083,275	9,016,587

Earnings per common share – Diluted	$0.17	$0.03	$0.18	$0.04

The Company had no stock options outstanding during each of the three and nine month periods ended September 30, 2016 and 2015, respectively, that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On July 6, 2016, as part of the Company’s regular compensation for its non-employee directors, the Company issued to the directors stock awards, aggregating 3,000 shares of Company common stock, under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

On August 4, 2016, the Company provided stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan to officers, other employees and a consultant. The stock awards aggregated 139,000 shares of Company common stock, of which 135,082 shares were issued and 3,918 shares were withheld to satisfy tax withholding obligations.

During the three months ended September 30, 2016 no stock options were exercised.

During the nine months ended September 30, 2016, stock options to purchase an aggregate of 30,000 shares were exercised. The Company received a total of $21,600, withheld 4,519 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 25,481 shares to the option holders who exercised their options.

Stock compensation expense during the three and nine months ended September 30, 2016 and 2015, all of which was attributable to stock awards provided during the respective 2016 and 2015 periods, was approximately $293,000 and $162,000, respectively.

At September 30, 2016, all outstanding stock options have vested; accordingly, at September 30, 2016, there was no unamortized share-based compensation cost related to the stock options.

The following table provides information at September 30, 2016 regarding outstanding stock options under the Company’s stock option plans. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	1.2
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	2.3
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	3.6

		100,000	100,000	$1.22		2.1

11.	SPECIAL CASH DIVIDEND

On April 26, 2016, the Company paid a special cash dividend of $0.06 per common share to all shareholders of record on April 12, 2016. The dividend aggregated $540,531.

12.	MAJOR CUSTOMERS

The Company had sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for each of the three and nine months ended September 30, 2016 and 2015.  Sales to these customers aggregated approximately 39.8% and 46.3% of consolidated net sales for the three months ended September 30, 2016 and 2015, respectively, and 35.1% and 39.8% of consolidated net sales for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s top five unaffiliated customers represented approximately 56.2% and 58.5%, of consolidated net sales for the three months ended September 30, 2016 and 2015, respectively, and approximately 51.9% and 50.1% of consolidated net sales for the nine months ended September 30, 2016 and 2015, respectively.  While the Company enjoys good relations with these customers, the loss of any of these customers could have an adverse impact on the Company’s operations.

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after our September 30, 2016 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

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

Overview:

We are principally engaged in manufacturing, marketing and distributing a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite®, Star Tron® and other trademarks within the United States of America and Canada. We also manufacture, market and distribute a line of disinfectant, sanitizing and deodorizing products. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products. We sell our products to national retailers and to national and regional distributors who sell our products to specialized retail outlets.

Our operating results for the nine months ended September 30, 2016 and 2015 were adversely affected by professional fees and expenses related to the litigation described in Note 8 to the condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “Advertising Litigation”). Our professional fees and expenses related to the Advertising Litigation were approximately $1,128,000 and $848,000 for the nine month periods ended September 30, 2016 and 2015, respectively. Following a jury trial, it was determined that neither party is liable to the other and, following post-trial proceedings, it was determined that neither party is entitled to an award of attorney’s fees and costs. The matter is now concluded, and legal expenses related to the Advertising Litigation during the three months ended September 30, 2016 were approximately $1,000 (such expenses were $578,000 during the three months ended September 30, 2015). We sought insurance recovery with respect to a portion of our expenditures in connection with the Advertising Litigation, but our insurer denied our claim, and we did not contest the denial.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table provides a summary of our financial results for the three months ended September 30, 2016 and 2015:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$12,207,137	$10,836,819	12.6%	100.0%	100.0%
Cost of goods sold	7,306,999	7,274,360	0.4%	59.9%	67.1%
Gross profit	4,900,138	3,562,459	37.5%	40.1%	32.9%
Advertising and promotion	782,249	763,936	2.4%	6.4%	7.0%
Selling and administrative	1,911,317	2,351,427	(18.7)%	15.7%	21.7%
Operating income	2,206,572	447,096	395.5%	18.1%	4.1%
Interest (expense), net	(3,933)	(7,888)	(50.1)%	0.0%	0.1%
Provision for income taxes	(674,195)	(143,656)	369.3%	5.5%	1.3%
Net income	$1,528,444	$295,552	417.1%	12.5%	2.7%

Net sales increased by approximately $1,370,000 or 12.6% to approximately $12,207,000 for the three months ended September 30, 2016, from approximately $10,837,000 for the three months ended September 30, 2015. The increase principally is a result of increased sales of Star brite® branded marine products and also reflects increased sales of Star Tron® branded fuel treatment products.

Cost of goods sold was approximately $7,307,000 for the three months ended September 30, 2016, compared to approximately $7,274,000 during the same period in 2015. The relatively small 0.4% increase in cost of goods sold, as compared to the 12.6% increase in net sales, is due to the considerably more favorable mix of products sold during the 2016 period as compared to the 2015 period, reflecting our increased sales of Star brite® branded marine products and Star Tron® branded fuel treatment products.

Gross profit increased by approximately $1,338,000, or 37.5%, to approximately $4,900,000 for the three months ended September 30, 2016, from approximately $3,562,000 for the same period in 2015. The increase is due to the more favorable mix of products sold during the 2016 period. As a percentage of net sales, gross profit was approximately 40.1% and 32.9% for the three month periods ended September 30, 2016 and 2015, respectively.

Advertising and promotion expenses increased by approximately $18,000, or 2.4%, to approximately $782,000 for the three months ended September 30, 2016 from approximately $764,000 for the same period in 2015.  As a percentage of net sales, advertising and promotion expenses were approximately 6.4% for the three months ended September 30, 2016 compared to approximately 7.0% for the same period in 2015.  The increase reflects $76,000 of increased customer cooperative advertising allowances, largely offset by decreases in several other kinds of advertising and promotion expenses, primarily magazine advertising expenses.

Selling and administrative expenses decreased by approximately $440,000, or 18.7%, to approximately $1,911,000 during the three months ended September 30, 2016 from approximately $2,351,000 for the same period in 2015.   The decrease reflects the termination of the Advertising Litigation. Legal fees related to the Advertising Litigation were approximately $1,000 during the three months ended September 30, 2016; such expenses were approximately $578,000 during the three months ended September 30, 2015. The decrease in selling and administrative expenses related to the Advertising Litigation was partially offset by an approximately $131,000 increase in noncash stock based compensation expense. As a percentage of net sales, selling and administrative expenses decreased to 15.7% for the three months ended September 30, 2016, from 21.7% for the same period in 2015.

Interest expense, net decreased by approximately $4,000 to approximately $4,000 for the three months ended September 30, 2016, compared to approximately $8,000 for the same period in 2015. The decrease reflects the declining principal outstanding under our term loan.

Provision for income taxes – Our provision for income taxes for the three months ended September 30, 2016 was approximately $674,000, or 30.6% of our pretax income, compared to approximately $144,000, or 32.7% of pretax income, for the same period in 2015. The lower 2016 tax rate reflects our projected rate for the full 2016 year.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table provides a summary of our financial results for the nine months ended September 30, 2016 and 2015:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$27,681,560	$25,577,953	8.2%	100.0%	100.0%
Cost of goods sold	16,728,575	16,814,747	(0.5)%	60.4%	65.7%
Gross profit	10,952,985	8,763,206	25.0%	39.6%	34.3%
Advertising and promotion	2,367,769	2,311,441	2.4%	8.6%	9.0%
Selling and administrative	6,191,142	5,829,801	6.2%	22.4%	22.8%
Operating income	2,394,074	621,964	284.9%	8.6%	2.4%
Interest (expense), net	(14,730)	(26,783)	(45.0)%	0.1%	0.1%
Other (expense)	---	(12,522)	(100.0)%	0.0%	0.0%
Provision for income taxes	(735,161)	(189,336)	288.3%	2.7%	0.7%
Net income	$1,644,183	$393,323	318.0%	5.9%	1.5%

Net sales increased by approximately $2,104,000, or 8.2% for the nine months ended September 30, 2016 to approximately $27,682,000 from approximately $25,578,000 during the same period in 2015. The increase principally is a result of increased sales of Star brite® branded marine products.

Cost of goods sold was approximately $16,729,000 for the nine months ending September 30, 2016, compared to approximately $16,815,000 during the same period in 2015. The decrease in cost of goods sold despite the increase in net sales reflects the more favorable product mix resulting from increased sales of Star brite® branded marine products.

Gross profit increased by approximately $2,190,000, or 25.0%, to approximately $10,953,000 for the nine months ended September 30, 2016, from approximately $8,763,000 for the same period in 2015, reflecting the more favorable mix of products sold during the 2016 period. As a percentage of net sales, gross profit was approximately 39.6% and 34.3% for the nine month periods ended September 30, 2016 and 2015, respectively.

Advertising and promotion expenses increased by approximately $56,000, or 2.4%, to approximately $2,367,000 for the nine months ended September 30, 2016 from approximately $2,311,000 for the same period in 2015.  As a percentage of net sales, advertising and promotion expenses were approximately 8.6% for the nine months ended September 30, 2016 compared to approximately 9.0% for the same period in 2015.  The increase is a result of a $149,000 increase in customer cooperative advertising allowances, a $52,000 increase in television advertising and a $27,000 increase in magazine advertising, partially offset primarily by decreases of $91,000 in internet advertising, $43,000 in trade show expenses and $42,000 in miscellaneous marketing expenses.

Selling and administrative expenses increased by approximately $361,000, or 6.2%, to approximately $6,191,000 during the nine months ended September 30, 2016 from approximately $5,830,000 for the same period in 2015.   Legal fees and expenses related to the Advertising Litigation increased by approximately $280,000 and stock based compensation increased by approximately $131,000 in the 2016 period compared to the 2015 period, while other legal expenses decreased by approximately $76,000 in the 2016 period compared to the 2015 period. As a percentage of net sales, selling and administrative expenses were 22.4% for the nine months ended September 30, 2016, compared to 22.8% for the same period in 2015.

Interest expense, net decreased by approximately $12,000 to approximately $15,000 for the nine months ended September 30, 2016, compared to approximately $27,000 for the same period in 2015. The decrease reflects the declining principal outstanding under our term loan.

Provision for income taxes – Our provision for income taxes for the nine months ended September 30, 2016 was approximately $735,000, or 30.9% of our pretax income, compared to approximately $189,000, or 32.5% of pretax income, for the same period in 2015. The lower 2016 tax rate reflects our projected rate for the full 2016 year.

Liquidity and capital resources:

Our cash balance was approximately $1,086,000 at September 30, 2016 compared to approximately $2,468,000 at December 31, 2015.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(263,813)	$(984,681)
Net cash used in investing activities	(258,096)	(802,469)
Net cash used in financing activities	(857,376)	(326,772)
Effect of exchange rate fluctuations on cash	(3,363)	(15,943)
Net decrease in cash	$(1,382,648)	$(2,129,865)

Net cash used in operating activities during the nine months ended September 30, 2016 decreased by approximately $721,000 as compared to the nine months ended September 30, 2015. The comparative decrease in cash used in operating activities during the nine months ended September 30, 2016 is due primarily to an increase in net income of approximately $1,251,000 combined with increased noncash expenses of approximately $231,000, partially offset by net increases in working capital (excluding cash) of $761,000 as compared to the same period in 2015.

Trade accounts receivable increased by approximately $4,386,000 during the nine months ended September 30, 2016, as compared to an increase of $2,801,000 for the nine months ended September 30, 2015. The $1,585,000 higher increase during the 2016 period is reflective of the approximately $2,104,000 increase in net sales during the nine months ended September 30, 2016 as compared to the same period in 2015; the net sales increase was the principal factor resulting in a higher trade accounts receivable balance at September 30, 2016.

The increase in working capital (excluding cash) during the nine months ended September 30, 2016 was offset in part by the approximately $2,275,000 increase in accounts payable and other accrued expenses. The increase in accounts payable and other accrued expenses during the nine months ended September 30, 2016 was approximately $566,000 greater than the increase in the 2015 period, principally reflecting our purchases of inventory late in the third quarter of 2016 to replenish reduced inventories resulting from higher sales volumes in the 2016 period.

Net cash used in investing activities during the nine months ended September 30, 2016 decreased by approximately $544,000, as compared to the nine months ended September 30, 2015. Our purchases of property, plant and equipment, principally manufacturing equipment in the 2016 period was considerably below the level of such purchases in 2015. Net cash used in investing activities in the 2015 period was offset in small part by cash proceeds of $55,000 from the sale of a recreational vehicle we used for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities increased by approximately $531,000 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase in the 2016 period is principally due to our payment of a special cash dividend aggregating approximately $541,000, partially offset by approximately $22,000 we received as a result of the exercise of stock options.

See Notes 5 and 6 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At September 30, 2016 and December 31, 2015, we had no borrowings under our revolving line of credit and outstanding balances of approximately $369,000 and $692,000, respectively, under our term loan. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, net operating profit plus depreciation, amortization and lease/rent expense divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At September 30, 2016, our debt coverage ratio was approximately 7.1 to 1, and our debt to capitalization ratio was approximately 0.02 to 1. At September 30, 2016 and December 31, 2015, we were in compliance with all debt covenants under the credit agreements related to our revolving line of credit and term loan.

We are negotiating a new revolving credit facility to replace our previous facility. While we believe that we will be able to negotiate a suitable facility with our lending bank, we cannot assure that our negotiations will be successful.

In addition to our term loan, we have obtained financing through capital leases for office equipment, totaling approximately $72,000 and $88,000 at September 30, 2016 and December 31, 2015, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. In the nine months ended September 30, 2016, we recorded $1,091 in foreign currency translation adjustments (decreasing shareholders’ equity by $1,091).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, our revolving line of credit or a renewal or replacement of the facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit.

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

At September 30, 2016 and through the date of this report, we did not and do not have any material commitments for capital expenditures.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2016	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 14, 2016	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

