Form 10-K
period 2016-12-31
OCEAN BIO CHEM INC
filed 2017-03-31
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2016 was $7,071,550, based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant's Common Stock are deemed to be affiliates.

At March 31, 2017, 9,146,937 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed not later than April 30, 2017, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, the expansion of our manufacturing and warehouse facilities, our ability to locate substitute manufacturing facilities in the event arrangements with any third party manufacturer are discontinued, our ability to renew or replace our revolving credit facility, anticipated decreases in selling and administrative expenses, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors.

PART I

Item 1.    Business

General:

We are principally engaged in the manufacture, marketing and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute disinfectant, sanitizing and deodorizing products under the Performacide® and Star brite® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide. Unless the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2016 and 2015 totaled approximately $1,850,000 and $2,075,000 or 5.1% and 6.1% of our net sales, respectively.  See Note 9 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

We are proceeding with a project to expand the manufacturing warehouse and distribution facilities of our subsidiary, Kinpak, Inc. ("Kinpak") in Montgomery, Alabama. As currently contemplated, the project will entail an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor blended tank farm to accommodate an additional 500,000 gallons in tank capacity, thereby doubling the tank farm’s current capacity. The first phase of the project, involving expansion of the tank farm, was initiated earlier in 2017. We are using internal funds for this phase, although we currently are in negotiations to finance the costs of the entire project. Nevertheless, we cannot assure that such financing will be obtained. We currently estimate that the project cost will be approximately $4.7 million.

Products:

The products that we manufacture and market include the following:

Marine:  Our marine line consists of polishes, cleaners, protectants and waxes under the Star brite® brand name, enzyme fuel treatment under the Star Tron® brand name, and private label products sold by some of our customers.  The marine line also includes motor oils, boat washes, vinyl cleaners, protectants, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants.  In addition, we manufacture a line of brushes, poles, tie-downs and other related marine accessories.

Automotive:  We manufacture a line of automotive products under the Star brite® and Star Tron® brand names  The automotive line includes fuel treatments for both gas and diesel engines, motor oils, greases and related items.  Our Star Tron® enzyme fuel treatment is designed to eliminate and prevent engine problems associated with fuel containing ethanol (E-10 fuel) including, among other things, fuel degradation, debris in fuel (gum and varnish formation) and ethanol’s propensity to attract water (which can adversely affect octane).   It also increases fuel economy by cleaning the fuel delivery system and facilitating more complete and uniform combustion.  In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers.  We also produce automotive polishes, cleaners and other appearance items.

Recreational Vehicle/Power Sports:  We market Star Tron® fuel treatment and other specialty products to the recreational vehicle market, including snow mobiles, all-terrain vehicles and motorcycles.  For power sports enthusiasts, Star Tron® provides a viable solution to a number of problems associated with E-10 fuel, which is fuel containing 10% ethanol.  Other specialty recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectors, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectors, toilet treatment fluids and anti-freeze/coolant.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a solution to help rectify a number of operating engine problems associated with E-10 fuel in commercial lawn equipment and other home and garden power equipment.

Disinfectants, Sanitizers and Deodorizers: Our line of disinfectant, sanitizing and deodorizing products are marketed under the Performacide® and Star brite® brand names. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. The U.S. Environmental Protection Agency has accepted labeling for Performacide® used in hard surface applications that claims, among other things, effectiveness as a virucide against a variety of viruses, including HIV-1, Influenza-A, Herpes Simplex-2, Poliovirus-1 norovirus and rotavirus; as a disinfectant against a number of different types of bacteria; and as a sanitizer against certain types of bacteria that cause food borne illnesses. We are directing distribution efforts towards the marine, automotive and home restoration markets, to institutions such as schools and to travel and leisure facilities such as hotels and cruise ships.

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Manufacturing:  We produce the majority of our products at Kinpak’s manufacturing facilities in Montgomery, Alabama.  In addition, we contract with various third party manufacturers to manufacture some of our products, which are manufactured to our specifications using our provided formulas.  Each third party manufacturer enters into a confidentiality agreement with us.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops.  Additionally, we market our products via online retailers.  We also sell to national and regional distributors that resell our products to specialized retail outlets.  In the case of Performacide® disinfectant/sanitizing products, we sell to distributors that resell our products, in some cases under private labels, to end users in the home restoration, automotive, law enforcement and agriculture markets.

Net sales to each of two customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 33.0% and 38.2% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively.  Net sales to our five largest unaffiliated customers for the years ended December 31, 2016 and 2015 amounted to approximately 48.8% and 49.0% of our consolidated net sales, respectively, and at December 31, 2016 and 2015, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 36.0% and 39.4% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2016.  We generally do not give customers the right to return products.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to credit customers range from 30 to 180 days depending on the nature of the customer.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  These initiatives do not materially affect customary margins.

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

Patents:  We own several patents, the most significant of which relate to a delivery system for use with products containing chlorine dioxide (the “ClO2 Patents”).  The ClO2 patents expire in 2022.  We have encountered difficulty in protecting the ClO2 patents through litigation.  See “Risk Factors - If we do not utilize or successfully assert intellectual property rights, our competitiveness could be materially adversely affected,” in Item 1A of this report for additional information.  A 2014 adverse judgment in patent litigation that was upheld on appeal in 2015 has limited the scope of protection provided by the patent.  To date, we do not believe the judgment has materially impaired our ability to effectively market and distribute our Performacide® products.  However, we are unable to predict the long-term competitive effect of the judgment on these products.

New Product Development:  We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets.  Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Personnel:  At December 31, 2016, we had 128 full-time employees.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2016:

Location	Description	Full-time Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	41
Fort Lauderdale, Florida	Manufacturing and distribution	5
Montgomery, Alabama	Manufacturing and distribution	82
		128

Item 1A.  Risk Factors

If we do not compete effectively, our business will suffer.

We confront aggressive competition in the sale of our products.  In each of the markets in which we sell our products, we compete with a number of national and regional competitors.  Competition in the automotive market is particularly intense, with many national and regional companies marketing competitive products.  Many of our competitors in the automotive market are more established and have greater financial resources than we do.  Moreover, we confront intense competition with respect to our Performacide® disinfectant, sanitizing and deodorizing products from a large number of competitors, many of which are well established and have substantially greater financial resources than we do. Our inability to successfully compete in our principal markets would have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we do not effectively utilize or successfully assert intellectual property rights, our competitiveness could be materially adversely affected.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  In addition, we own patents we have viewed as providing some degree of competitive support for our Performacide® products. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future, and the legal costs necessary to protect our intellectual property rights could be significant.  In this regard, in 2013, we filed a patent infringement lawsuit in the United States District Court for the Southern District of Florida with respect to a U.S. patent relating to a delivery system for use with products containing chlorine dioxide, but the District Court granted the defendants' motion for summary judgment, which the Federal Circuit Court of Appeals affirmed in January 2015. As a result, in March 2015, we stipulated to the dismissal with prejudice of our patent infringement claims in another lawsuit related to the same patent, and, in response, the court dismissed our claims. We are unable to predict the long-term competitive effect of the adverse outcome in the patent litigation on our Performacide® products. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in August 2017.

We have a revolving line of credit with a variable interest rate.  Interest on the revolving line of credit is payable at the 30 day LIBOR rate plus 1.50% per annum, computed on a 365/360 basis. During the year ended December 31, 2016, we did not utilize the revolving line of credit, and at December 31, 2016, we did not have any borrowings outstanding under the revolving line of credit.   However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in August 2017. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interest may conflict with or differ from the Company's interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 51.9% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  Sales to the affiliated companies aggregated approximately $1,850,000 and $2,075,000 during the years ended December 31, 2016 and 2015, respectively.  An affiliated company owns the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada.

In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $621,000 and $527,000 during the years ended December 31, 2016 and 2015, respectively.  While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales of our products to the affiliated companies are similar to the profit margins we realize with respect to sales of the same products to our larger domestic customers.  Management believes that the sales to the affiliated companies do not involve more than normal credit risk or present other unfavorable features.  We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 9 and 10 to the consolidated financial statements included in this report for additional information

Trading in our Common Stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities are located in Fort Lauderdale, Florida and are leased from an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  The lease expires in December 2023. See Note 10 to the consolidated financial statements included in this report for additional information.

We own Kinpak’s Alabama manufacturing facility, which currently contains approximately 187,000 square feet of office, plant and warehouse space on 20 acres of land. The facility also includes a 500,000 gallon outdoor blending tank farm.

In addition, we lease a 15,000 foot warehouse in Montgomery, Alabama, near the Kinpak manufacturing facility. We use the warehouse to fabricate and assemble brushes used for cleaning boats, automobiles and recreational vehicles. The lease expires in July 2018.

We are proceeding with an expansion project relating to Kinpak’s manufacturing and warehouse facilities. See “Business – Recent Developments” in Item 1 of this report for additional information.

Item 3. Legal Proceedings

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2016 and 2015 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2016	High	$2.66	$2.57	$3.17	$4.35
	Low	$1.93	$2.08	$2.02	$2.61

2015	High	$5.56	$4.45	$3.79	$3.19
	Low	$3.76	$3.33	$2.44	$2.02

On December 31, 2016, there were 116 holders of record and approximately 1,200 beneficial owners of our common stock.

On March 25, 2016, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.06 per share payable on April 26, 2016 to shareholders of record on April 12, 2016.  The Company did not pay any dividends in 2015. Payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including the Company's business performance and operating plans, capital commitments, liquidity and other factors.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained in Item 8 of this report.

Overview:

We are engaged in the manufacture, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute a line of products including disinfectants, sanitizers and deodorizers. We sell our products through national retailers and to national and regional distributors. In addition, we sell products to two companies affiliated with Peter G. Dornau, our Chairman, President and Chief Executive Officer; these companies distribute the products outside of the United States and Canada.

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

We have commenced an expansion of Kinpak’s manufacturing and warehouse facilities in Montgomery, Alabama. See “Business - Recent Developments” in Item 1 of this report.

Our operating results for 2016 and 2015 were adversely affected by professional fees and expenses related to litigation against a competitor in which we and the competitor each claimed that the other was engaged in false advertising and related violations of law (the “Advertising Litigation”). Following a trial in which it was determined that neither party was liable to the other, the Advertising Litigation was concluded. Our professional fees and expenses related to the Advertising Litigation were approximately $1,146,000 in 2016 and $1,174,000 in 2015.

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

Revenue recognition and collectability of trade accounts receivable

Revenue from product sales is recognized when persuasive evidence of a contract exists, the sales price is fixed and determinable, the title of goods pass to the customer, and collectability of the related receivable is probable.  With respect to a customer for whom the Company manages the inventory at the customer's location, revenue is recognized when the products are sold to a third party.  In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ creditworthiness, as determined by our review of their current credit information.  We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues and reviews of agings of trade receivables based on contractual terms.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on our historical collection experience and expected collectability of the trade accounts receivable, considering the period the trade accounts receivable are outstanding, the financial position of the customer and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $75,000 and $78,000 at December 31, 2016 and 2015, respectively, which was approximately 1.5% of gross accounts receivable at December 31, 2016 and 2015.  If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance.

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

Our slow moving and obsolete inventory reserve was $268,159 and $279,882 at December 31, 2016 and 2015, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled.  The differences are attributable to differing methods of financial statement and income tax treatment with respect to depreciation and reserves for trade accounts receivable and inventories. The likelihood of a material change in our expected realization of deferred tax assets is dependent on, among other factors, changes in tax law, future taxable income and settlements with tax authorities.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would apply a valuation allowance, in an amount equal to future tax benefits that may not be realized, to offset our deferred tax assets.  We currently do not apply a valuation allowance to our deferred tax assets.  However, if facts and circumstances change in the future, a valuation allowance may be required.

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, we and our subsidiaries are examined by various federal and state tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate such an adjustment.  The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which would affect our financial results.

Intangible Assets

Intangible assets are acquired assets that lack physical substance and that meet specified criteria for recognition apart from goodwill. Our intangible assets include trademarks, tradenames, patents and royalty rights. We own several trademarks and trade names, including Star brite®, and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, we own several patents, the most significant of which are the ClO2 Patents, which relate to a device for producing chlorine dioxide that is incorporated in our deodorizer, sanitizer and disinfectant products. We amortize our patents over their remaining life on a straight line basis; amortization expense related to these patents was approximately $51,000 for each of the years ended December 31, 2016 and 2015. In 2013, we acquired royalty rights relating to sales of products encompassing the ClO2 Patents’ technology (we purchased these rights from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents). We are amortizing the royalty rights over their remaining life on a straight line basis; amortization expense relating to the royalty rights was approximately $18,000 for each of the years ended December 31, 2016 and 2015.

We evaluate our indefinite-lived intangible assets (trademarks and trade names) for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2016, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

We assess the remaining useful life and recoverability of intangible assets having finite lives (patents and royalty rights) whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such events may include, for example, the occurrence of an adverse change with respect to a product line that utilizes the intangible assets. Significant judgments in this area involve determining whether such an event has occurred. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2016 and 2015:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2016	2015	Change	2016	2015
Net sales	$36,205,444	$33,987,487	6.5%	100.0%	100.0%
Cost of goods sold	22,331,761	22,647,516	(1.4)%	61.7%	66.6%
Gross profit	13,873,683	11,339,971	22.3%	38.3%	33.4%
Advertising and promotion	3,117,164	3,010,758	3.5%	8.6%	8.9%
Selling and administrative	7,660,377	7,579,682	1.1%	21.2%	22.3%
Operating income	3,096,142	749,531	313.1%	8.6%	2.2%
Interest (expense), net	(17,820)	(33,639)	(47.0)%	0.0%	0.1%
Other (expense)	---	(12,522)	N/A	0.0%	0.0%
Provision for income taxes	(983,151)	(242,676)	305.1%	2.7%	0.7%
Net income	$2,095,171	$460,694	354.8%	5.8%	1.4%

Net sales for the year ended December 31, 2016 increased by approximately $2,218,000 or 6.5%, as compared to the year ended December 31, 2015. The increase principally is a result of increased sales of Star brite® branded marine products to both retailers and wholesale distributors of our products. In particular, we believe that the increased sales reflect the benefit of the inclusion of our products in more of our large national “brick and mortar” retail chain customers’ locations, as well as the provision of increased shelf space for our products by these customers. In addition, our sales to online retailers also increased as a result of higher consumer demand.

Cost of goods sold decreased by approximately $316,000 or 1.4% in 2016, as compared to 2015. The decrease in cost of goods sold despite the increase in net sales reflects the more favorable product mix resulting from increased sales of Star brite® branded marine products.

Gross profit increased by approximately $2,534,000 or 22.3% during 2016, as compared to 2015. As a percentage of net sales, gross profit increased to 38.3% in 2016 from 33.4% in 2015. The increases in gross profit and gross profit as a percentage of net sales is a result of the more favorable product mix discussed above.

Advertising and promotion expense increased by approximately $106,000 or 3.5% during 2016, as compared to 2015.  As a percentage of net sales, advertising and promotion expense decreased to 8.6% in 2016 compared to 8.9% in 2015.  The gross increase in advertising and promotion expense is primarily a result of a $176,000 increase in customer cooperative advertising partially offset by a $66,000 decrease in other marketing expenses.

Selling and administrative expenses increased by approximately $81,000 or 1.1%, during 2016, as compared to 2015, reflecting an increase in noncash stock based compensation expense of approximately $131,000. This increase was partially offset by a decrease of approximately $28,000 in legal fees and expenses related to the Advertising Litigation; such fees and expenses were approximately $1,146,000 and $1,174,000 during 2016 and 2015, respectively.  The Company expects selling and administrative expenses to decline substantially in 2017 as a result of the conclusion of the Advertising Litigation during 2016. As a percentage of net sales, selling and administrative expenses decreased to 21.2 % in 2016 from 22.3% in 2015.

Interest expense, net decreased by approximately $16,000 or 47.0% in 2016, as compared to 2015.  The decrease reflects the declining principal outstanding under our term loan.

Provision for income taxes – Our provision for income taxes for 2016 was approximately $983,000, or 31.9% of our pretax income, compared to approximately $243,000 in 2015 or 34.5% of pretax income. Our lower tax rate in 2016 is attributable primarily to an increased benefit with respect to a domestic production activities deduction. For additional information, see Note 8 to the consolidated financial statements included in this report.

Liquidity and Capital Resources:

Our cash balance was approximately $4,070,000 at December 31, 2016 compared to approximately $2,468,000 at December 31, 2015.

The following table summarizes our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net cash provided by operating activities	$3,025,585	$812,463
Net cash used in investing activities	(443,892)	(954,663)
Net cash used in financing activities	(978,503)	(450,598)
Effect of exchange rate fluctuations on cash	(1,160)	(1,516)
Net increase (decrease) in cash	$1,602,030	$(594,314)

Net cash provided by operating activities for the year ended December 31, 2016 increased by approximately $2,213,000 or 272.4%, as compared to the year ended December 31, 2015. The comparative increase in cash provided by operating activities during the year ended December 31, 2016 is attributable to an increase in net income of approximately $1,634,000 increased noncash expenses of approximately $61,000, and net favorable changes in working capital (excluding cash) of $517,000 as compared to the same period in 2015.

Inventories, net were approximately $8,601,000 and $7,915,000 at December 31, 2016 and 2015, respectively, representing an increase of approximately $686,000 or 8.7% in 2016. The 2016 increase in inventories reflects anticipated demand in the first quarter of 2017. Moreover, inventory levels at December 31, 2015 reflect the shipment of a large order a major customer in late December 2016.

Net trade accounts receivable at December 31, 2016 aggregated approximately $4,932,000, a decrease of approximately $160,000 or 3.1% compared to approximately $5,092,000 in net trade accounts receivable outstanding at December 31, 2015.  Receivables due from affiliated companies aggregated approximately $1,190,000 at December 31, 2016, an increase of approximately $139,000, or 13.2% over receivables due from affiliated companies of approximately $1,051,000 at December 31, 2015.

Net cash used in investing activities for the year ended December 31, 2016 decreased by approximately $511,000 or 53.5%, as compared to the year ended December 31, 2015. Our purchases of property, plant and equipment during 2016, principally consisting of manufacturing equipment, was considerably below the level of such purchases in 2015. Net cash used in investing activities during the year ended December 31, 2015 was offset in small part by cash proceeds of $55,000 from the sale of a recreational vehicle we used for advertising and exhibiting our products at trade shows and other events.

Net cash used in financing activities for the year ended December 31, 2016 increased by approximately $528,000, or 117.2%, as compared to the year ended December 31, 2015. The increase in the 2016 period is principally due to our payment of a special cash dividend aggregating approximately $541,000, partially offset by approximately $22,000 we received as a result of the exercise of stock options.

See Notes 4 and 6 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At December 31, 2016 and 2015, we had no borrowings under our revolving line of credit and outstanding balances of approximately $260,000 and $692,000, respectively, under our term loan. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, EBITDAR (net operating profit plus depreciation, amortization and lease/rent expense) divided by current maturities of long-term debt plus interest and lease/rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, calculated quarterly. At December 31, 2016, our debt coverage ratio was approximately 10.60 to 1.00, and our debt to capitalization ratio was approximately 0.02 to 1.00.

In addition to our term loan, we have obtained financing through capital leases for office equipment, totaling approximately $69,000 and $88,000 at December 30, 2016 and December 31, 2015, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. In the year ended December 31, 2016, we recorded $2,113 in foreign currency translation adjustments (decreasing shareholders’ equity by $2,113).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all capital required to fund any inventory increases will continue to be provided by operations and, if necessary, our current revolving line of credit or a renewal or replacement of the facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit.

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

As noted above, the Company is proceeding with a project to expand Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. As currently contemplated, the project will entail an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor blended tank farm to accommodate an additional 500,000 gallons in tank capacity, thereby doubling the tank farm’s current capacity. The first phase of the project, involving expansion of the tank farm, was initiated earlier in 2017. We are using internal funds for this phase, although we currently are in negotiations to finance the costs of the entire project. Nevertheless, we cannot assure that such financing will be obtained. We currently estimate that the project cost will be approximately $4.7 million.

We believe that funds provided through operations and other sources of financing will be sufficient to satisfy our cash requirements over at least the next twelve months. However, in the event that we are not able to obtain additional financing for our expansion project, completion of the project may be delayed.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
*10.1	Business Loan Agreement, dated November 17, 2016, between the Company and Regions Bank (the “Business Loan Agreement”.
*10.2	Promissory Note, dated November 17, 2016, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”).
*10.3	Letter, dated November 17, 2016, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note.
†10.4	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
†10.8	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
†10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.10	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.11	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*23.1	Consent of Goldstein Schechter Koch, P.A. Independent Registered Public Accounting Firm.
*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith.

†     Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

Item 16.  Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include a summary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Date: March 31, 2017	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 31, 2017
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 31, 2017
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana Mazuelos Conard	Director	March 31, 2017
Diana Mazuelos Conard

/s/ Gregor M. Dornau	Director	March 31, 2017
Gregor M. Dornau

/s/ William W. Dudman	Director	March 31, 2017
William W. Dudman

/s/ James M. Kolisch	Director	March 31, 2017
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 31, 2017
Kimberly A. Krause

/s/ John B. Turner	Director	March 31, 2017
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio-Chem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. Ocean Bio-Chem, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Bio-Chem, Inc. and Subsidiaries as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Certified Public Accountants

Fort Lauderdale, Florida

March 30, 2016

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS
Current Assets:
Cash	$4,070,445	$2,468,415
Trade accounts receivable less allowances of approximately $75,000 and $78,000, respectively	4,931,792	5,092,040
Receivables due from affiliated companies	1,190,103	1,051,091
Inventories, net	8,600,689	7,914,950
Prepaid expenses and other current assets	1,013,952	942,820
Total Current Assets	19,806,981	17,469,316

Property, plant and equipment, net	4,895,973	5,356,388
Intangible assets, net	967,688	1,037,968
Total Assets	$25,670,642	$23,863,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$278,392	$451,148
Accounts payable - trade	1,512,020	1,101,720
Income taxes payable	1,447	-
Accrued expenses payable	1,099,919	1,098,721
Total Current Liabilities	2,891,778	2,651,589

Deferred tax liability	213,367	239,677
Long-term debt, less current portion	50,426	328,818
Total Liabilities	3,155,571	3,220,084

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,146,937 shares and 8,983,374 shares issued, respectively	91,469	89,834
Additional paid in capital	9,604,634	9,287,313
Accumulated other comprehensive loss	(286,555)	(284,442)
Retained earnings	13,105,523	11,550,883
Total Shareholders' Equity	22,515,071	20,643,588

Total Liabilities and Shareholders' Equity	$25,670,642	$23,863,672

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net sales	$36,205,444		$33,987,487

Cost of goods sold	22,331,761		22,647,516

Gross profit	13,873,683		11,339,971

Operating Expenses:
Advertising and promotion	3,117,164		3,010,758
Selling and administrative	7,660,377		7,579,682
Total operating expenses	10,777,541		10,590,440

Operating income	3,096,142		749,531

Other expense
Interest net, (expense)	(17,820)		(33,639)
Other (expense)	---		(12,522)

Income before income taxes	3,078,322		703,370

Provision for income taxes	(983,151)		(242,676)

Net income	$2,095,171		$460,694

Earnings per common share – basic and diluted	$0.23		$0.05

Dividends declared per common share	$0.06	$	----

The accompanying notes are an integral part of these consolidated financial statements.

F-5

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net income	$2,095,171	$460,694

Foreign currency translation adjustment	(2,113)	(5,279)

Comprehensive income	$2,093,058	$455,415

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	loss	Earnings	Total

January 1, 2015	8,914,274	$89,142	$9,131,952	$(279,163)	$11,090,189	$20,032,120

Net income					460,694	460,694

Options exercised	7,844	79	(79)			---

Common stock issued, net of shares withheld for employee taxes	61,256	613	155,440			156,053

Foreign currency translation adjustment				(5,279)		(5,279)

December 31, 2015	8,983,374	$89,834	$9,287,313	$(284,442)	$11,550,883	$20,643,588

Net income					2,095,171	2,095,171

Dividends declared					(540,531)	(540,531)

Options exercised	25,481	255	21,345			21,600

Common stock issued, net of shares withheld for employee taxes	138,082	1,380	295,976			297,356

Foreign currency translation adjustment				(2,113)		(2,113)

December 31, 2016	9,146,937	$91,469	$9,604,634	$(286,555)	$13,105,523	$22,515,071

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:

Net income	$2,095,171	$460,694
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	974,587	916,317
Deferred income taxes	(26,310)	104,355
Loss on sale of property, plant and equipment	-	12,522
Stock based compensation	305,780	168,663
Other operating noncash items	10,772	1,578

Changes in assets and liabilities:
Trade accounts receivable	163,520	(244,513)
Inventories	(700,736)	191,797
Prepaid expenses and other current assets	(71,132)	(91,487)
Receivables due from affiliated companies	(139,012)	(336,057)
Accounts payable	410,300	(338,148)
Accrued expenses payable	2,645	(33,258)
Net cash provided by operating activities	3,025,585	812,463

Cash flows from investing activities:
Purchases of property, plant and equipment	(443,892)	(997,761)
Cash paid for patent and trademark registration	-	(11,902)
Sale of property, plant and equipment	-	55,000
Net cash used in investing activities	(443,892)	(954,663)
Cash flows from financing activities:
Payments on long-term debt	(451,148)	(437,988)
Payments for taxes related to net share settlements of stock awards	(8,424)	(12,610)
Dividends paid to common shareholders	(540,531)	-
Proceeds from exercise of stock options	21,600	-
Net cash used in financing activities	(978,503)	(450,598)
Effect of exchange rate on cash	(1,160)	(1,516)
Net increase (decrease) increase in cash	1,602,030	(594,314)
Cash at beginning of the year	2,468,415	3,062,729
Cash at end of the year	$4,070,445	$2,468,415
Supplemental disclosure of cash transactions:
Cash paid for interest during the year	$19,096	$34,871
Cash paid for income taxes during the year	$993,600	$169,200

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated in November 1973 under the laws of the state of Florida and manufacturers, markets and distributes products, principally under the Star brite® and Star Tron® brands, for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets. In addition, the Company produces private label formulations of many of its products for various customers and provides custom blending and packaging services for these and other products. The Company also manufactures disinfectants, sanitizers and deodorizers under the Performacide® and Star brite® brand names.

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2016 and 2015 are net of allowances for doubtful accounts aggregating approximately $75,000 and $78,000, respectively. Such amounts are based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information. During the year ended December 31, 2015, the Company recorded bad debt expense of approximately $3,000. During the year ended December 31, 2016, the Company reduced its bad debt reserve by approximately $3,000, resulting in an increase to net income.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,120,000 and $1,367,000 for the years ended December 31, 2016 and 2015, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $3,117,000 and $3,011,000 in 2016 and 2015, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $904,307 and $846,925 for the years ended December 31, 2016 and 2015, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $46,000 and $78,000 of research and development costs for the years ended December 31, 2016 and 2015, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, we recognize an expense for the fair value of our stock awards at the time of grant and the fair value of our outstanding stock options as they vest, whether held by employees or others. As of December 31, 2016, all outstanding stock options were vested.

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

Concentration of cash – At various times during the year and at December 31, 2016 and 2015, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

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

Level 2: Inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The carrying amounts of the Company’s short-term financial instruments, including cash, accounts receivable, accounts payable, certain accrued expenses and revolving  line of credit,  approximate their fair value due to the relatively short period to maturity for these instruments.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities; the carrying amount of the long-term debt approximates fair value.

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, we establish reserves for uncertain tax positions.  We adjust reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.  The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2016.

The Company is no longer subject to income tax examinations for years before 2013.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, patents and royalty rights. The Company evaluates trademarks and trade names (all of which are indefinite-lived intangible assets) for impairment at least annually or when events or changes in circumstances indicate a potential impairment may exist. The Company evaluates royalty rights and patents (which are amortized on a straight-line basis over their useful lives) for impairment when events or changes in circumstances indicate an impairment may exist. No impairment was recorded in 2016 and 2015.

Foreign currency adjustments – Translation adjustments result from translating the Company’s Canadian subsidiary’s financial statements into U.S. dollars. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expenses are translated at average exchange rates during the year. Resulting translation adjustments for the reporting period are included in our statements of comprehensive income and the cumulative effect of these adjustments are included in our balance sheet as accumulated other comprehensive loss within Shareholders’ Equity.

Earnings per share – The Company computes earnings per share in accordance with the provisions of ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.  See Note 14 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2016 and 2015 are as follows:

	2016	2015
Raw materials	$3,633,641	$3,749,702
Finished goods	5,235,207	4,445,130
Inventories, gross	8,868,848	8,194,832

Inventory reserves	(268,159)	(279,882)

Inventories, net	$8,600,689	$7,914,950

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $551,000 and $543,000 at December 31, 2016 and 2015, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	Estimated
	Useful Life	2016	2015

Land		$278,325	$278,325
Building and Improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,239,876	9,072,162
Office equipment and furniture	3-5 years	1,344,732	1,293,609
Construction in process		387,417	215,155
Leasehold improvements	10-15 years	558,666	544,146
Vehicles	3 years	10,020	42,283
Property, plant and equipment, gross		16,471,705	16,098,349

Less accumulated depreciation		(11,575,732)	(10,741,961)

Property, plant and equipment, net		$4,895,973	$5,356,388

Note 4 – Revolving line of credit:

On November 17, 2016, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a renewed revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $4 million or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement: generally, accounts receivable from unaffiliated entities containing selling terms and conditions acceptable to Regions Bank, subject to specified exceptions) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.50% per annum, computed on a 365/360 basis. The interest rate will be increased an additional 2.0% if an event of default occurs.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2017, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 6 and the revolving line of credit, real property and equipment at the Montgomery, Alabama facility of the Company’s subsidiary, Kinpak, Inc. ("Kinpak"). The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum debt service coverage ratio (generally, EBITDAR (net operating profit plus depreciation, amortization and rent/lease expense) divided by the sum of current maturities of long-term debt, interest and lease rent expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1.00, calculated quarterly. For the year ended December 31, 2016, our debt service coverage ratio was approximately 10.60 to 1.00 and at December 31, 2016, our debt to capitalization ratio was approximately 0.02 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. The Business Loan Agreement is a successor to earlier agreements under which Regions Bank provided a revolving line of credit to the Company in the maximum amount of $6 million. At December 31, 2016 and December 31, 2015, the Company had no borrowings under the revolving line of credit then in effect.

Note 5 – Accrued expenses payable:

Accrued expenses payable at December 31, 2016 and 2015 consisted of the following:

	2016	2015

Accrued customer promotions	$546,127	$491,378
Accrued payroll, commissions, and benefits	287,376	269,380
Other	266,416	337,963

Total accrued expenses payable	$1,099,919	$1,098,721

Note 6 – Long-term debt:

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to the credit agreement (the “Addendum”) was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.  Principal and interest on the term loan are payable in equal monthly installments of $37,511 through July 6, 2017, the date the term loan matures.  In the event the Company’s debt service coverage ratio falls to or below 2.00 to 1.00, interest on the term loan will increase to 4.55% per annum. The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At December 31, 2016, approximately $260,000 was outstanding under the term loan.

At December 31, 2016 and 2015, the Company was obligated under various capital lease agreements covering equipment utilized in the Company’s operations. The capital leases aggregating approximately $69,000 and $88,000 at December 31, 2016 and December 31, 2015, respectively, mature on July 1, 2020 and carry an interest rate of 2% per annum.

The following table provides information regarding the Company’s long-term debt at December 31, 2016 and 2015:

	Current Portion		Long-term Portion
	2016	2015	2016		2015

Term loan	$259,503	$432,601	$	---	$259,503
Capitalized equipment leases	18,889	18,547		50,426	69,315

Total long-term debt	$278,392	$451,148		$50,426	$328,818

Required principal payments under the Company’s term loan and capital lease obligations are set forth below:

Year ending December 31,
2017	$278,392
2018	19,238
2019	19,593
2020	11,595
Total	$328,818

Note 7 – Intangible Assets:

The Company’s intangible assets at December 31, 2016 and 2015 consisted of the following:

2016

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$335,300	$287,433
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	61,309	98,691
Total intangible assets	$1,913,858	$946,170	$967,688

2015

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$282,964	$339,769
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	43,365	116,635
Total intangible assets	$1,913,858	$875,890	$1,037,968

At December 31, 2016 and 2015, the tradenames and trademarks are considered indefinite-lived (the Star brite® trade name and trademark initially was deemed to have an estimated useful life of 40 years until, pursuant to Statement of Financial Accounting Standards No. 142 (currently codified in ASC Topic 350, “Intangibles-Goodwill and Other”), the Company determined that, effective January 1, 2002, the assets had indefinite lives).  The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizing products) had a carrying value, net of amortization, of  $287,433 at December 31, 2016 (of which $282,963 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021.  The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $70,280 ($52,336 attributable to the patents and $17,944 attributable to the royalty rights) for the year ended December 31, 2016 and approximately $69,392 ($51,448 attributable to the patents and $17,944 attributable to the royalty rights) for the year ended December 31, 2015.

Note 8 – Income taxes:

The components of the Company’s consolidated provision for income taxes are as follows:

	2016	2015
Federal – current	$982,298	$136,479
Federal – deferred	(25,565)	101,290
State – current	27,163	1,842
State – deferred	(745)	3,065
Total provision for income taxes	$983,151	$242,676

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2016	%	2015	%
Income Tax computed at statutory rate	$1,046,629	34.0%	$239,146	34.0%
State tax, net of federal benefit	17,916	0.6%	889	0.1%
Share based compensation	(2,013)	(0.1)%	(2,881)	(0.4)%
Domestic production activities deduction	(97,645)	(3.2)%	(13,905)	(1.9)
Other, permanent adjustments	23,991	0.8%	19,984	2.8%
Tax credits and prior year tax adj.	(5,727)	(0.2)%	(557)	(0.1)%
Provision for income taxes	$983,151	31.9%	$242,676	34.5%

The Company’s deferred tax (liability) consisted of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax Asset (liability)
Inventory reserves	$93,829	$97,931
Trade accounts receivable allowances	26,259	27,404
Net Operating loss carryforward state	303,784	361,488
Depreciation of property and equipment	(333,455)	(365,012)
Net deferred tax asset	90,417	121,811
Valuation allowance	(303,784)	(361,488)
Total net deferred tax (liability)	$(213,367)	$(239,677)

At December 31, 2016 and 2015, the Company has a net operating loss carryforward with the state of Alabama. The net operating losses of $4,676,600 and $5,561,354 expire between 2020 and 2023. The Company does not expect to be able to utilize these losses and has recorded a valuation allowance for the full amount of the net operating losses.

Note 9 – Related party transactions:

During 2016, as in previous years, the Company sold products to companies affiliated with Peter G. Dornau, who is its Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $1,850,000 and $2,075,000 during the years ended December 31, 2016 and 2015, respectively, and administrative fees aggregated approximately $621,000 and $527,000 during the years ended December 31, 2016 and 2015, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,190,000 and $1,051,000 at December 31, 2016 and 2015, respectively.

An entity that is owned by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $42,000 for research and development services in each of the years ended December 31, 2016 and 2015. The research and development expenses are included in our statement of operations as a selling and administrative expense. In addition, during the year ended December 31, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of Company customers. These amounts are included in our 2016 statement of operations as an advertising and promotion expense.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an entity from which the Company sources most of its commercial insurance needs.  The Company paid an aggregate of approximately $697,000 and $925,000 to the entity during the years ended December 31, 2016 and 2015, respectively.

Note 10 – Commitments and contingencies:

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $97,000 and $98,000 for the years ended December 31, 2016 and 2015, respectively.  The rent expense is included in our statement of operations as a selling and administrative expense.

The Company also leases a 15,000 square foot warehouse in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. The lease requires monthly rent paid in advance of $4,375.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

12 month period ending December 31,
2017	$148,564
2018	128,610
2019	99,945
2020	101,944
2021	103,983
Thereafter	214,246
Total	$797,292

Note 11 - Stock options and awards:

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock.  During the years ended December 31, 2016 and 2015, the Company issued stock awards under the Plan, respectively aggregating 142,000 and 65,500 shares of common stock, to officers, key employees, directors and a consultant Following the withholding of an aggregate of 3,918 and 4,244 shares of common stock, respectively, in connection with a net exercise feature of the Plan, 138,082 and 61,256 shares were delivered to the award recipients, for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, 422,500 shares remained available for future issuance under the Plan.  The shares vested immediately upon issuance and were fully expensed in the period in which they were awarded. Compensation expense related to the stock awards was $305,780 and $168,663 for the years ended December 31, 2016 and 2015, respectively. The company withheld shares, pursuant to net share settlements, with a value of $8,424 and $12,610 respectively for income tax withholding related to the awards. As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. Only non-qualified options granted under the Prior Plans were outstanding on December 31, 2016. Outstanding non-qualified options were granted to outside directors, have a 10-year term from the date of grant and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  There was no compensation expense attributable to stock options recognized during the years ended December 31, 2016 and 2015, and at December 31, 2016 and 2015, there was no unrecognized compensation cost related to share based compensation arrangements

During 2016, stock options to purchase an aggregate of 30,000 shares were exercised. The Company received a total of $21,600, withheld 4,519 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 25,481 shares to the option holders who exercised their options.

During 2015, a former director exercised stock options to purchase 10,000 shares. Following the withholding of 2,156 shares in connection with the net exercise feature of the stock options, the Company delivered 7,844 shares to the former director.

The following tables provide information at December 31, 2016 and 2015 regarding outstanding options under the Company’s stock option plans.  As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

At December 31, 2016:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	1.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	2.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	3.4
		100,000	100,000	$1.22		1.9

At December 31, 2015:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	4/3/06	30,000	30,000	$1.08	4/2/16	0.3
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	2.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	3.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	4.4
		130,000	130,000	$1.19		2.3

The following table provides information relating to stock option transactions during the years ended December 31, 2016 and 2015:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	130,000	$1.19	140,000	$1.18
Options exercised	(30,000)	1.08	(10,000)	1.08
Total	100,000	$1.22	130,000	$1.19

Note 12 – Major customers:

The Company had net sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for each of the years ended December 31, 2016 and 2015.  Net sales to these customers aggregated approximately 33.0% and 38.2% of consolidated net sales for 2016 and 2015, respectively.

Note 13 – Litigation expense:

During the years ended December 31, 2015 and 2016, the Company was engaged in litigation with a competitor in which each of the Company and the competitor claimed that the other was engaged in false advertising and related violations of law. Following a trial in which it was determined that neither party was liable to the other, the matter was concluded. The Company incurred professional fees and expenses relating to this matter of $1,146,000 and $1,174,000 during the years ended December 31, 2016 and 2015, respectively. These amounts are included in selling and administrative expenses.

Note 14 – Earnings per share:

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Years Ended December 31,
	2016	2015
Earnings per common share –Basic

Net income	$2,095,171	$460,694

Weighted average number of common shares outstanding	9,059,966	8,940,593

Earnings per common share – Basic	$0.23	$0.05

Earnings per common share – Diluted

Net income	$2,095,171	$460,694

Weighted average number of common shares outstanding	9,059,966	8,940,593

Dilutive effect of employee stock-based awards	56,550	86,513

Weighted average number of common shares outstanding - assuming dilution	9,116,516	9,027,106

Earnings per common share - Diluted	$0.23	$0.05

The Company had no stock options outstanding at December 31, 2016 and 2015, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 15 – Special Cash Dividend:

On April 26, 2016, the Company paid a special cash dividend of $0.06 per common share to all shareholders of record on April 12, 2016. The dividend aggregated $540,531.

Note -16 – Recent Accounting Pronouncements:

Accounting Guidance Adopted by the Company

In November 2015, the Financial Accounting Standards Board FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The guidance under ASU 2015-17 is designed to simplify the presentation of deferred tax assets and liabilities within the balance sheet by requiring generally that all deferred tax assets and liabilities be classified as non-current. Under previously applicable guidance, an entity was required to separate deferred tax liabilities and assets into a current amount and a noncurrent amount. The guidance is effective for years beginning after December 15, 2016 with early adoption permitted, and can be applied prospectively or retrospectively. The Company adopted this guidance in the quarter ended September 30, 2016, retrospectively to January 1, 2016. As a result of the adoption, we made the following reclassifications to the 2015 consolidated balance sheet: a $125,335 decrease to current deferred tax asset and a $125,335 decrease to noncurrent deferred tax liability.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-19, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. We do not expect this new standard to have a material impact on the amount and timing of our revenue recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The principal change under this new accounting guidance is that lessees under leases classified as operating leases generally will recognize a right-of-use asset and a lease liability on the balance sheet. Current lease accounting standards do not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under current guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption to have a material impact on its financial statements.

EXHIBIT INDEX

Unless otherwise noted, the file number of each referenced filing is 0-11102

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
*10.1	Business Loan Agreement, dated November 17, 2016, between the Company and Regions Bank (the “Business Loan Agreement”.
*10.2	Promissory Note, dated November 17, 2016, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”).
*10.3	Letter, dated November 17, 2016, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note.
10.4	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.5	Credit Agreement, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6	Equipment Finance Addendum, dated July 6, 2011, among the Company, Kinpak, Inc. and Regions Equipment Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7	Promissory Note, dated July 6, 2011, issued by the Company and Kinpak, Inc. to Regions Equipment Finance Corporation in connection with the term loan under the Credit Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2011).
10.8	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.9	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8(File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.10

Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*23.1	Consent of Goldstein Schechter Koch, P.A. Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith

E-1