Form 10-Q
period 2017-03-31
OCEAN BIO CHEM INC
filed 2017-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-11102

OCEAN BIO-CHEM, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1564329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4041 SW 47 AVENUE, FORT LAUDERDALE, FLORIDA	33314
(Address of principal executive offices)	(Zip Code)

954-587-6280

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At May 15, 2017, 9,154,243 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,399,112	$4,070,445
Trade accounts receivable less allowances of approximately $80,000 and $75,000, respectively	4,779,148	4,931,792
Receivables due from affiliated companies	1,815,763	1,190,103
Inventories, net	10,165,826	8,600,689
Prepaid expenses and other current assets	835,418	1,013,952
Total Current Assets	20,995,267	19,806,981

Property, plant and equipment, net	5,571,499	4,895,973
Intangible assets, net	950,118	967,688
Total Assets	$27,516,884	$25,670,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$166,349	$278,392
Accounts payable - trade	2,546,847	1,512,020
Income taxes payable	184,701	1,447
Accrued expenses payable	1,300,324	1,099,919
Total Current Liabilities	4,198,221	2,891,778

Deferred tax liability	255,577	213,367
Long-term debt, less current portion	45,650	50,426
Total Liabilities	4,499,448	3,155,571

Commitments and contingencies
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,146,937 shares issued and outstanding	91,469	91,469
Additional paid in capital	9,604,634	9,604,634
Accumulated other comprehensive loss	(288,114)	(286,555)
Retained earnings	13,609,447	13,105,523
Total Shareholders' Equity	23,017,436	22,515,071

Total Liabilities and Shareholders' Equity	$27,516,884	$25,670,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017		2016

Net sales		$8,391,979	$6,750,080

Cost of goods sold		5,257,262	4,368,137

Gross profit		3,134,717	2,381,943

Operating Expenses:
Advertising and promotion		848,358	715,872
Selling and administrative		1,544,023	2,485,863
Total operating expenses		2,392,381	3,201,735

Operating income (loss)		742,336	(819,792)

Other expense
Interest, net (expense)		(1,948)	(5,884)

Income (loss) before income taxes		740,388	(825,676)

Income tax (provision) benefit		(236,464)	284,874

Net income (loss)		$503,924	$(540,802)

Earnings (loss) per common share – basic		$0.06	$(0.06)

Earnings (loss) per common share – diluted		$0.05	$(0.06)

Dividends declared per common share	$	---	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Net income (loss)	$503,924	$(540,802)

Foreign currency translation adjustment	(1,559)	2,334

Comprehensive income (loss)	$502,365	$(538,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:

Net income (loss)	$503,924		$(540,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	246,596		246,841
Deferred income taxes	42,210		(6,020)
Other operating non-cash items	20,736		(2,366)

Changes in assets and liabilities:

Trade accounts receivable	148,143		1,012,558
Receivables due from affiliated companies	(625,660)		(17,339)
Inventories	(1,570,114)		(1,154,606)
Prepaid expenses and other current assets	178,534		(212,849)
Accounts payable	1,034,827		1,017,705
Accrued expenses and income taxes payable	383,659		(205,244)
Net cash provided by operating activities	362,855		137,878

Cash flows from investing activities:
Purchases of property, plant and equipment	(904,552)		(76,494)

Net cash used in investing activities	(904,552)		(76,494)

Cash flows from financing activities:
Payments on long-term debt	(116,819)		(112,866)
Proceeds from exercise of stock options	---		21,600
Net cash used in financing activities	(116,819)		(91,266)

Effect of exchange rates on cash	(12,817)		(2,455)

Net decrease in cash	(671,333)		(32,337)

Cash at beginning of period	4,070,445		2,468,415
Cash at end of period	$3,399,112		$2,436,078

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$2,275		$6,199
Cash paid for income taxes during period	$11,000	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under current guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance effective January 1, 2017. The adaption of this standard did not have an impact on our financial statements.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. We do not expect this new standard to have a material impact on the amount and timing of our revenue recognition.

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

3.	INVENTORIES

The following table provides information regarding the composition of the Company’s inventories at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$4,275,061	$3,633,641
Finished goods	6,163,901	5,235,207
Inventories, gross	10,438,962	8,868,848

Inventory reserves	(273,136)	(268,159)

Inventories, net	$10,165,826	$8,600,689

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $538,000 and $551,000 at March 31, 2017 and December 31, 2016, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The following table provides information regarding the composition of the Company’s property, plant and equipment at March 31, 2017 and December 31, 2016:

	Estimated Useful Life	March 31, 2017	December 31, 2016
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,518,675	9,239,876
Office equipment and furniture	3-5 years	1,369,820	1,344,732
Construction in process		988,082	387,417
Leasehold improvements	10-15 years	558,666	558,666
Vehicles	3 years	10,020	10,020
Property, plant and equipment, gross		17,376,257	16,471,705

Less accumulated depreciation		(11,804,758)	(11,575,732)

Property, plant and equipment, net		$5,571,499	$4,895,973

Approximately $967,000 of construction in progress relates to a project to expand the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, Kinpak, Inc. (“Kinpak”), in Montgomery, Alabama.

5.	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

March 31, 2017

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$348,384	$274,349
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	65,795	94,205
Total intangible assets	$1,913,858	$963,740	$950,118

December 31, 2016

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$335,300	$287,433
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	61,309	98,691
Total intangible assets	$1,913,858	$946,170	$967,688

At March 31, 2017 and December 31, 2016, the trade names and trademarks are considered indefinite-lived (the Star brite® trade name and trademark initially was deemed to have an estimated useful life of 40 years until, pursuant to Statement of Financial Accounting Standards No. 142 (currently codified in ASC Topic 350, “Intangibles-Goodwill and Other”), the Company determined that, effective January 1, 2002, the assets had indefinite lives).  The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizing products) had a carrying value, net of amortization, of  $274,349 at March 31, 2017 (of which $270,101 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021.  The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $17,570 ($13,084 attributable to the patents and $4,486 attributable to the royalty rights) for each of the three months ended March 31, 2017 and 2016.

6.	REVOLVING LINE OF CREDIT

On November 17, 2016, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $4 million or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement: generally, accounts receivable from unaffiliated entities containing selling terms and conditions acceptable to Regions Bank, subject to specified exceptions) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.50% per annum, computed on a 365/360 basis. The interest rate will be increased an additional 2.0% if an event of default occurs.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2017, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 7 and the revolving line of credit, real property and equipment at Kinpak’s Montgomery, Alabama facility. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum debt service coverage ratio (generally, EBITDAR (net operating profit plus depreciation, amortization and rent/lease expense) divided by the sum of current maturities of long-term debt, interest and rent /lease expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1.00, calculated quarterly. For the three months ended March 31, 2017, our debt service coverage ratio was approximately 20.66 to 1.00 and at March 31, 2017, our debt to capitalization ratio was approximately 0.01 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At March 31, 2017 and December 31, 2016, the Company had no borrowings under the revolving line of credit.

7.	LONG TERM DEBT

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to the credit agreement (the “Addendum”) was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.  Principal and interest on the term loan are payable in equal monthly installments of $37,511 through July 6, 2017, the date the term loan matures.  In the event the Company’s debt service coverage ratio falls to or below 2.00 to 1.00, interest on the term loan will increase to 4.55% per annum. The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At March 31, 2017, approximately $149,000 was outstanding under the term loan.

At March 31, 2017 and December 31, 2016, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $63,000 and $69,000 at March 31, 2017 and December 31, 2016, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at March 31, 2017 and December 31, 2016:

	Current Portion		Long Term Portion
	March 31, 2017	December 31, 2016	March 31, 2017		December 31, 2016
Term loan	$148,942	$259,503	$	---	$	---
Capitalized equipment leases	17,407	18,889		45,650		50,426

Total long term debt	$166,349	$278,392		$45,650		$50,426

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending March 31,
2018	$166,349
2019	19,327
2020	19,682
2021	6,641
Total	$211,999

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, the Company sold products to companies affiliated with Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $747,000 and $546,000 during the three months ended March 31, 2017 and 2016, respectively.  Administrative fees aggregated approximately $148,000 and $123,000 during the three months ended March 31, 2017 and 2016, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,816,000 and $1,190,000 at March 31, 2017 and December 31, 2016, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended March 31, 2017 and 2016. The research and development expenses are included in our statements of operations for the three months ended March 31, 2017 and 2016 as a selling and administrative expense. In addition, during the three months ended March 31, 2017, the Company paid this entity $45,000 for providing charter boat services for entertainment of Company customers. The charter boat services are included in our statement of operations for the three months ended March 31, 2017 as an advertising and promotion expense.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker from which the Company sources most of its insurance needs.  During the three months ended March 31, 2017 and 2016, the Company paid an aggregate of approximately $195,000 and $60,000, respectively in insurance premiums on policies obtained through this insurance broker. The increase in 2017 is primarily attributable to health insurance, which was not previously sourced from the insurance broker.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended March 31, 2017 and 2016.

The Company also leases a 15,000 square foot warehouse in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. Monthly rent of $4,375 is payable under the lease.

10.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share reflect additional dilution from potential common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended March 31,
	2017	2016
Earnings (loss) per common share –Basic and Diluted

Net income (loss)	$503,924	$(540,802)

Weighted average number of common shares outstanding	9,146,937	8,985,858

Earnings (loss) per common share – Basic	$0.06	$(0.06)

Earnings (loss) per common share – Diluted

Net income (loss)	$503,924	$(540,802)

Weighted average number of common shares outstanding	9,146,937	8,985,858

Dilutive effect of employee stock-based awards	71,333	---

Weighted average number of common shares outstanding - assuming dilution	9,218,270	8,985,858

Earnings (loss) per common share - Diluted	$0.05	$(0.06)

The Company had no stock options outstanding at March 31, 2017 that were anti-dilutive and therefore not included in the diluted earnings per share calculation. For the three months ended March 31, 2016, 57,509 shares underlying outstanding stock awards were not included in the computation of loss per common share – diluted because their effect would have been antidilutive.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was recognized during the three months ended March 31, 2017 and 2016, and at March 31, 2017, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2017 and 2016.

The following table provides information regarding outstanding stock options under the Company’s stock option plans at March 31, 2017. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	40,000	40,000	$1.32	12/16/17	0.7
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	1.8
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	3.1

		100,000	100,000	$1.22		1.6

12.	CASH DIVIDENDS

On April 13, 2017, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on May 11, 2017 to all shareholders of record on April 27, 2017.  On April 27, 2017, there were 9,154,243 shares of common stock outstanding;  therefore, dividends aggregating $549,255 were paid on May 11, 2017.

On March 25, 2016, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 26, 2016 to all shareholders of record on April 12, 2016.  On April 12, 2016, there were 9,008,855 shares of common stock outstanding; therefore, dividends aggregating $540,531 were paid on April 26, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), anticipated demand in the second quarter of 2017, our projected income tax rate for the full 2017 year, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, our ability to negotiate a suitable loan facility to finance the cost of a project to expand Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2016.

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

We have commenced an expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. As currently contemplated, the project will entail an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor blended tank farm to accommodate an additional 500,000 gallons in tank capacity, thereby doubling the tank farm’s current capacity. At March 31, 2017, expenditures in connection with this project aggregated approximately $967,000, and we estimate that the total cost of the project will be approximately $4.7 million. We are currently using internal funds for this project, although we are in negotiations to finance the costs of the entire project. Nevertheless, we cannot assure that such financing will be obtained. See “Liquidity and Capital Resources,” below, for a discussion regarding financing of the project.

We have commenced an expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. At March 31, 2017, we have spent in aggregate approximately $967,000, and we estimate that the total cost of the project will be approximately $4.7 million.

Our operating results for the three months ended March 31, 2016 were adversely affected by professional fees and expenses related to litigation against a competitor in which we and the competitor each claimed that the other was engaged in false advertising and related violations of law (the “Advertising Litigation”). Following a trial in which it was determined that neither party was liable to the other, the Advertising Litigation was concluded. Accordingly, we did not have any expenses related to the Advertising Litigation for the three months ended March 31, 2017. Our professional fees and expenses related to the Advertising Litigation for the three months ended March 31, 2016 were approximately $1,085,000.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table provides a summary of our financial results for the three months ended March 31, 2017 and 2016:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$8,391,979	$6,750,080	24.3%	100.0%	100.0%
Cost of goods sold	5,257,262	4,368,137	20.4%	62.6%	64.7%
Gross profit	3,134,717	2,381,943	31.6%	37.4%	35.3%
Advertising and promotion	848,358	715,872	18.5%	10.1%	10.6%
Selling and administrative	1,544,023	2,485,863	(37.9)%	18.4%	36.8%
Operating income (loss)	742,336	(819,792)	190.6	8.8%	12.1%
Interest (expense), net	(1,948)	(5,884)	(66.9)%	0.0%	0.1%
Income tax (provision) benefit	(236,464)	284,874	183.0%	2.8%	4.2%
Net income (loss)	$503,924	$(540,802)	193.2%	6.0%	8.0%

Net sales for the three months ended March 31, 2017 increased by approximately $1,642,000, or 24.3%, as compared to the three months ended March 31, 2016. The increase in net sales is principally a result of increases in sales of our marine, automotive and our Outdoor Collection products, reflecting to a significant extent, sales of our marine products to a large national retailer.

Cost of goods sold increased by approximately $889,000, or 20.4%, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase in cost of goods sold is a result of higher sales volume.

Gross profit increased by approximately $753,000, or 31.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. Gross profit increased due to increased sales volume and because some of our costs are fixed cost we realized increased efficiencies at our manufacturing plant. As a percentage of net sales, gross profit was approximately 37.4% and 35.3% for the three month periods ended March 31, 2017 and 2016, respectively.

Advertising and promotion expenses increased by approximately $132,000, or 18.5%, during the three months ended March 31, 2017, as compared to the same period in 2016.  As a percentage of net sales, advertising and promotion expense was approximately 10.1% for the three months ended March 31, 2017 compared to approximately 10.6% for the same period in 2016.  The increase is principally a result of increased customer cooperative advertising allowances provided to select customers and charter boat services used for entertainment of Company customers, which is discussed in Note 8 to the condensed consolidated financial statements included in this report.

Selling and administrative expenses decreased by approximately $942,000, or 37.9%, during the three months ending March 31, 2017, as compared to the same period in 2016.  The decrease reflects the conclusion of the Advertising Litigation in 2016. For the three months ended March 31, 2016, legal fees and expenses related to the Advertising Litigation were approximately $1,085,000. The decrease in selling and administrative expenses relating to the Advertising Litigation was partially offset by increases in salaries and professional services. As a percentage of net sales, selling and administrative expenses decreased to 18.4% for the three months ended March 31, 2017, compared to 36.8% for the same period in 2016.

Interest expense, net decreased by approximately $4,000 or 66.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease reflects the declining principal balance outstanding on our term loan.

Income tax (provision) benefit – Our income tax provision for the three months ended March 31, 2017 was approximately $236,000, or 31.9% of our pretax income, compared to an income tax benefit of approximately $285,000, or 34.5% of pretax income, for the same period in 2016. The 2017 tax rate reflects our projected rate for the full year of 2017, which is consistent with our tax rate for the year ended December 31, 2016.

Liquidity and capital resources:

Our cash balance was approximately $3,399,000 at March 31, 2017 compared to approximately $4,070,000 at December 31, 2016.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$362,855	$137,878
Net cash used in investing activities	(904,552)	(76,494)
Net cash used in financing activities	(116,819)	(91,266)
Effect of exchange rate fluctuations on cash	(12,817)	(2,455)
Net decrease in cash	$(671,333)	$(32,337)

Net cash provided by operating activities for the three months ended March 31, 2017 increased by approximately $225,000 or 163.2%, as compared to the three months ended March 31, 2016. The comparative increase in cash provided by operating activities during the three months ended March 31, 2017 is principally a result of our increase in net income. The Company also had increases of approximately $71,000 in noncash expenses during the 2017 period. These increases were partially offset by net changes in working capital (excluding cash) of approximately $891,000 as compared to the same period in 2016.

Net trade accounts receivable at March 31, 2017 aggregated approximately $4,779,000, a decrease of approximately $153,000 or 3.1% compared to approximately $4,932,000 in net trade accounts receivable outstanding at December 31, 2016.  Receivables due from affiliated companies aggregated approximately $1,816,000 at March 31, 2017, an increase of approximately $626,000, or 52.6% over receivables due from affiliated companies of approximately $1,190,000 at December 31, 2016. The increase in receivables due from affiliated companies is, in part, due to sales in the first quarter of 2017.

Inventories, net were approximately $10,166,000 and $8,601,000 at March 31, 2017 and December 31, 2016, respectively, representing an increase of approximately $1,565,000 or 18.2% during the three months ended March 31, 2017. The 2017 increase in inventories reflects anticipated demand in the second quarter of 2017.

Net cash used in investing activities for the three months ended March 31, 2017 increased by approximately $828,000 as compared to the three months ended March 31, 2016. The increase is primarily attributable to the expenditures related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. See “Overview” above for additional information.

Net cash used in financing activities for the three months ended March 31, 2017 increased by approximately $26,000, or 28.0%, as compared to the three months ended March 31, 2016. While net cash used in financing activities for both periods reflect repayments under our term loan, the 2016 period reflects the partially offsetting effect of our receipt of $21,600 as a result of the exercise of stock options.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At March 31, 2017 and December 31, 2016, we had no borrowings under our revolving line of credit and outstanding balances of approximately $149,000 and $260,000, respectively, under our term loan. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, net operating profit plus depreciation, amortization and rent/lease expense divided by current maturities of long-term debt plus interest and rent/lease expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At March 31, 2017, our debt coverage ratio was approximately 20.66 to 1, and our debt to capitalization ratio was approximately 0.01 to 1.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $63,000 and $69,000 at March 31, 2017 and December 31, 2016, respectively.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the three months ended March 31, 2017, we recorded approximately $2,000 in foreign currency translation adjustments (decreasing shareholders’ equity by $2,000).

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

See “Overview” above for a description of expenditures relating to a project to expand Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. As noted above, we are in negotiations to finance the cost of the entire project. While we believe that we will be able to obtain a suitable loan facility from a lending institution, we cannot assure that our negotiations will be successful. In the event that we are not able to obtain a suitable facility, we anticipate that we will incur borrowings under our revolving line of credit, although that facility expires on August 31, 2017, and we intend to seek an extension of the revolving line of credit from our principal lending bank. If we are unable to borrow sufficient funds to finance the expansion project, we may delay some components of the project.

Subject to the matters discussed in the preceding paragraph, we believe that funds provided through operations and our revolving line of credit will be sufficient to satisfy our cash requirements over at least the next twelve months.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2017	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 15, 2017	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

