Form 10-Q
period 2017-06-30
OCEAN BIO CHEM INC
filed 2017-08-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

 or

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

At August 11, 2017, 9,227,843 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at June 30, 2017 (unaudited) and December 31, 2016	1

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2017 and 2016	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2017 and 2016	3

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2017 and 2016	4

	Notes to condensed consolidated financial statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II	Other Information:

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

Signatures		18

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$868,070	$4,070,445
Trade accounts receivable less allowances of approximately $95,000 and $75,000, respectively	6,247,987	4,931,792
Receivables due from affiliated companies	1,310,846	1,190,103
Inventories, net	10,208,993	8,600,689
Prepaid expenses and other current assets	732,570	1,013,952
Total Current Assets	19,368,466	19,806,981

Property, plant and equipment, net	6,977,248	4,895,973
Intangible assets, net	932,548	967,688
Total Assets	$27,278,262	$25,670,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$56,462	$278,392
Accounts payable - trade	2,229,855	1,512,020
Income taxes payable	26,555	1,447
Accrued expenses payable	1,242,341	1,099,919
Total Current Liabilities	3,555,213	2,891,778

Deferred tax liability	243,386	213,367
Long-term debt, less current portion	40,851	50,426
Total Liabilities	3,839,450	3,155,571

Commitments
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,158,243 and 9,146,937 shares issued and outstanding	91,582	91,469
Additional paid in capital	9,621,881	9,604,634
Accumulated other comprehensive loss	(287,355)	(286,555)
Retained earnings	14,012,704	13,105,523
Total Shareholders' Equity	23,438,812	22,515,071

Total Liabilities and Shareholders' Equity	$27,278,262	$25,670,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016

Net sales	$9,902,717		$8,724,343	$18,294,696	$15,474,423

Cost of goods sold	5,624,496		5,053,439	10,881,758	9,421,576

Gross profit	4,278,221		3,670,904	7,412,938	6,052,847

Operating Expenses:
Advertising and promotion	893,966		869,648	1,742,324	1,585,520
Selling and administrative	1,983,838		1,793,962	3,527,861	4,279,825
Total operating expenses	2,877,804		2,663,610	5,270,185	5,865,345

Operating income	1,400,417		1,007,294	2,142,753	187,502

Other expense
Interest, net (expense)	(942)		(4,913)	(2,890)	(10,797)

Income before income taxes	1,399,475		1,002,381	2,139,863	176,705

Provision for income taxes	(446,963)		(345,840)	(683,427)	(60,966)

Net income	$952,512		$656,541	$1,456,436	$115,739

Earnings per common share – basic and diluted	$0.10		$0.07	$0.16	$0.01

Dividends declared per common share	$0.06	$	---	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income	$952,512	$656,541	$1,456,436	$115,739
Foreign currency translation adjustment	759	(2,540)	(800)	(206)

Comprehensive income	$953,271	$654,001	$1,455,636	$115,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:

Net income	$1,456,436		$115,739
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	487,442		491,495
Deferred income taxes	30,019		(32,786)
Stock based compensation	17,360		---
Other operating non-cash items	31,413		92,334

Changes in assets and liabilities:

Trade accounts receivable	(1,336,219)		(480,437)
Receivables due from affiliated companies	(120,743)		(21,589)
Inventories	(1,614,440)		(966,496)
Prepaid expenses and other current assets	281,382		59,016
Accounts payable	717,835		685,758
Income taxes payable	25,108		79,338
Accrued expenses payable	142,422		211,204
Net cash provided by operating activities	118,015		233,576

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,533,577)		(157,335)

Net cash used in investing activities	(2,533,577)		(157,335)

Cash flows from financing activities:
Payments on long-term debt	(231,505)		(225,167)
Dividends paid to common shareholders	(549,255)		(540,531)
Proceeds from exercise of stock options	---		21,600
Net cash used in financing activities	(780,760)		(744,098)

Effect of exchange rates on cash	(6,053)		(4,985)

Net decrease in cash	(3,202,375)		(672,842)

Cash at beginning of period	4,070,445		2,468,415
Cash at end of period	$868,070		$1,795,573

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$3,546		$11,430
Cash paid for income taxes during period	$628,300	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Accounting Guidance Adopted by the Company

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The guidance under ASU 2015-17 is designed to simplify the presentation of deferred tax assets and liabilities within the balance sheet by requiring generally that all deferred tax assets and liabilities be classified as non-current. Under previously applicable guidance, an entity was required to separate deferred tax liabilities and assets into a current amount and a noncurrent amount. The Company adopted this guidance in the quarter ended September 30, 2016, retrospectively to January 1, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under current guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on our financial statements.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. We do not expect this new standard to have a material impact on the amount and timing of our revenue recognition.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases.” Generally, under ASU 2016-02, lessees will be required to recognize, at the commencement date of each lease having a term of more than 12 months, both a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of the underlying asset for the lease term. Leases will be classified as either finance or operating; the classification will affect the manner of reporting expenses and cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. .The guidance must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s financial statements.

3.	INVENTORIES

The following table provides information regarding the composition of the Company’s inventories at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$4,118,234	$3,633,641
Finished goods	6,365,054	5,235,207
Inventories, gross	10,483,288	8,868,848

Inventory reserves	(274,295)	(268,159)

Inventories, net	$10,208,993	$8,600,689

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company's products.  The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer.  The inventories managed at the customer’s warehouses amounted to approximately $538,000 and $551,000 at June 30, 2017 and December 31, 2016, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The following table provides information regarding the composition of the Company’s property, plant and equipment at June 30, 2017 and December 31, 2016:

	Estimated Useful Life	June 30, 2017	December 31, 2016
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,562,480	9,239,876
Office equipment and furniture	3-5 years	1,354,549	1,344,732
Leasehold improvements	10-15 years	558,666	558,666
Vehicles	3 years	10,020	10,020
Construction in process		2,547,055	387,417
Property, plant and equipment, gross		18,963,764	16,471,705

Less accumulated depreciation		(11,986,516)	(11,575,732)

Property, plant and equipment, net		$6,977,248	$4,895,973

Construction in progress includes $2,506,000 relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, Kinpak, Inc. (“Kinpak”), in Montgomery, Alabama. The Company estimates that the total cost of this expansion project will be approximately $4.7 million, and the project will be completed and placed into service during the first quarter of 2018.

5.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

June 30, 2017

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$361,468	$261,265
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	70,281	89,719
Total intangible assets	$1,913,858	$981,310	$932,548

December 31, 2016

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$335,300	$287,433
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	61,309	98,691
Total intangible assets	$1,913,858	$946,170	$967,688

At June 30, 2017 and December 31, 2016, the trade names and trademarks are considered indefinite-lived (the Star brite® trade name and trademark initially was deemed to have an estimated useful life of 40 years until, pursuant to ASC Topic 350, “Intangibles-Goodwill and Other”, the Company determined that the assets had indefinite lives. The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizer products) had a carrying value, net of amortization, of $261,265 at June 30, 2017 (of which $257,239 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021. The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $17,570 ($13,084 attributable to the patents and $4,486 attributable to the royalty rights) for each of the three months ended June 30, 2017 and 2016, and $35,140 ($26,168 attributable to the patents and $8,972 attributable to the royalty rights) for each of the six months ended June 30, 2017 and 2016.

6.	REVOLVING LINE OF CREDIT

On November 17, 2016, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $4 million or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement; generally, accounts receivable from unaffiliated entities containing selling terms and conditions acceptable to Regions Bank, subject to specified exceptions) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the 30 day LIBOR rate plus 1.50% per annum, computed on a 365/360 basis. The interest rate will be increased an additional 2.0% if an event of default occurs.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2017, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory and, as a result of cross-collateralization of the Company’s obligations under the term loan described in Note 7 and the revolving line of credit, real property and equipment at Kinpak’s Montgomery, Alabama facility. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum debt service coverage ratio (generally, EBITDAR (net operating profit plus depreciation, amortization and rent/lease expense) divided by the sum of current maturities of long-term debt, interest and rent /lease expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1.00, calculated quarterly. For the twelve months ended June 30, 2017, the Company’s debt service coverage ratio was approximately 37.42 to 1.00 and at June 30, 2017, the Company’s debt to capitalization ratio was approximately 0.00 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At June 30, 2017 and December 31, 2016, the Company was in compliance with all its debt covenants. At June 30, 2017 and December 31, 2016, the Company had no borrowings under the revolving line of credit. On July 18, 2017, the Company borrowed $1,000,000 under the revolving line of credit.

The loan agreement related to the revolving line of credit terminates on August 31, 2017. The Company is engaged in negotiations with its principal lending bank regarding a new revolving credit facility, and expects to negotiate an agreement for a renewal or replacement of the facility on acceptable terms. However, there is no assurance that the Company’s negotiations will be successful.

7.	LONG TERM DEBT

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to the credit agreement (the “Addendum”) was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.  Principal and interest on the term loan are payable in equal monthly installments of $37,511 through July 6, 2017, the date the term loan matures.  In the event the Company’s debt service coverage ratio falls to or below 2.00 to 1.00, interest on the term loan will increase to 4.55% per annum. The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund the expansion of Kinpak’s facilities and acquisition of related equipment.  At June 30, 2017, approximately $37,000 was outstanding under the term loan. The Company paid the remaining balance under the term loan on July 6, 2017.

At June 30, 2017 and December 31, 2016, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $60,000 and $69,000 at June 30, 2017 and December 31, 2016, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at June 30, 2017 and December 31, 2016:

	Current Portion		Long Term Portion
	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016
Term loan	$37,400	$259,503	$	---	$	---
Capitalized equipment leases	19,062	18,889		40,851		50,426

Total long term debt	$56,462	$278,392		$40,851		$50,426

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending June 30,
2018	$56,462
2019	19,414
2020	19,773
2021	1,664

Total	$97,313

On June 27, 2017, the Company entered into a commitment letter with Regions Capital Advantage, Inc. (“Regions Capital”), a subsidiary of Regions Financial Corporation. Under the commitment letter, Regions Capital will purchase a bond in an amount of up to $4,500,000 from the Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). The proceeds of the bond purchase will be used principally to fund the expansion of Kinpak's manufacturing, warehouse, and distribution facilities. The commitment letter contemplates that the amounts due under the bond will be funded by Kinpak’s payments to the IDB under a capital lease agreement between Kinpak and the IDB relating to the facilities. Completion of the proposed financing is subject to several conditions, including, among others, preparation of acceptable financing documents and the IDB’s approval of the issuance of the bond and its entry into related agreements.

8.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2017 and 2016, the Company sold products to companies affiliated with Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the Company’s products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $539,000 and $460,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $1,286,000 and $1,006,000 for the six months ended June 30, 2017 and 2016, respectively.  Administrative fees aggregated approximately $232,000 and $179,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $380,000 and $302,000 for the six months ended June 30, 2017 and 2016, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,311,000 and $1,190,000 at June 30, 2017 and December 31, 2016, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended June 30, 2017 and 2016, and $21,000 for such services during each of the six month periods ended June 30, 2017 and 2016. The research and development expenses are included in the Company’s statements of operations for the three and six months ended June 30, 2017 and 2016 as a selling and administrative expense. In addition, during the three and six months ended June 30, 2017, the Company paid this entity $0 and $45,000, respectively, for providing charter boat services for entertainment of Company customers. The charter boat services are included in the Company’s statement of operations for the six months ended June 30, 2017 as an advertising and promotion expense. During the three and six months ended June 30, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of Company customers. The $25,000 for the production of television commercials was expensed on a straight line basis from May 2016 to March 2017 as an advertising and promotion expense, and the $9,000 for charter boat services was included in the Company’s statement of operations for the three and six months ended June 30, 2016, as an advertising and promotion expense.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company has sourced most of its general and liability insurance needs and commencing in 2017, its health insurance.  During the three months ended June 30, 2017 and 2016, the Company paid an aggregate of approximately $244,000 and $121,000, respectively, and during the six months ended June 30, 2017 and 2016, the Company paid an aggregate of approximately $439,000 and $181,000, respectively, in insurance premiums on policies obtained through the insurance broker.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement with the leasing entity in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 for each of the three months ended June 30, 2017 and 2016 and was approximately $49,000 for each of the six month periods ended June 30, 2017 and 2016.

The Company also leases a 15,000 square foot warehouse, from an unrelated third party in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. Monthly rent of $4,375 is payable under the lease.

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

.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per common share – Basic

Net income	$952,512	$656,541	$1,456,436	$115,739

Weighted average number of common shares outstanding	9,154,768	9,008,855	9,150,874	8,997,357

Earnings per common share – Basic	$0.10	$0.07	$0.16	$0.01

Earnings per common share – Diluted

Net income	$952,512	$656,541	$1,456,436	$115,739

Weighted average number of common shares outstanding	9,154,768	9,008,855	9,150,874	8,997,357

Dilutive effect of employee stock-based awards	66,807	47,931	69,097	53,061

Weighted average number of common shares outstanding - Diluted	9,221,575	9,056,786	9,219,971	9,050,418

Earnings per common share – Diluted	$0.10	$0.07	$0.16	$0.01

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2017 and 2016, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 18, 2017, a former director exercised a stock option to purchase 10,000 shares of stock. The Company withheld 2,694 shares in connection with the net exercise feature of the stock option and delivered 7,306 shares to the former director.

 On May 19, 2017, as part of the Company’s regular compensation for its non-employee directors, the Company issued to the directors stock awards, aggregating 4,000 shares of Company common stock, under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

Stock compensation expense during the three and six months ended June 30, 2017 was $17,360, all of which relates to the shares issued to our non-employee directors. The Company had no stock compensation expense during the three and six months ended June 30, 2016. At June 30, 2017, there was no unrecognized compensation expense related to stock options.

The following table provides information regarding outstanding stock options under the Company’s stock option plans at June 30, 2017. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	30,000	30,000	$1.32	12/16/17	0.5
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	1.6
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	2.9

		90,000	90,000	$1.21		1.5

12.	CASH DIVIDENDS

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

13.	SUBSEQUENT EVENT

On July 15, 2017, the Company issued 69,600 shares of common stock (net of 5,500 shares retained by the Company due to recipients’ tax withholding elections) to its officers, other employees and a consultant as stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), anticipated demand, our projected income tax rate for the full 2017 year, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, our anticipated financing of the cost of a project to expand Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama; our ability to renew or replace our revolving line of credit, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated difficulties in negotiating financing arrangements; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2016.

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

We have commenced an expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. As currently contemplated, the project will entail an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor blended tank farm to accommodate an additional 500,000 gallons in tank capacity, thereby doubling the tank farm’s current capacity. The expansion of the tank farm is completed, and construction has commenced with respect to the addition to the facilities. At June 30, 2017, expenditures in connection with this project aggregated approximately $2.5 million, and we estimate that the total cost of the project will be approximately $4.7 million. The project is expected to be completed and placed into service during the first quarter of 2018. We are currently using internal funds for this project, although we have engaged in negotiations to finance the project and recently entered into a commitment letter with a subsidiary of Regions Financial Corporation, pursuant to which, subject to certain conditions, the lender will provide financing for the expansion project. See “Liquidity and Capital Resources,” below for further information.

Our operating results for the six months ended June 30, 2016 were adversely affected by professional fees and expenses related to litigation against a competitor in which we and the competitor each claimed that the other was engaged in false advertising and related violations of law (the “Advertising Litigation”). Following a trial in 2016 in which it was determined that neither party was liable to the other, the Advertising Litigation was concluded. Accordingly, we did not have any expenses related to the Advertising Litigation for the six months ended June 30, 2017. Our professional fees and expenses related to the Advertising Litigation for the six months ended June 30, 2016 were approximately $1,127,000.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table provides a summary of our financial results for the three months ended June 30, 2017 and 2016:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$9,902,717	$8,724,343	13.5%	100.0%	100.0%
Cost of goods sold	5,624,496	5,053,439	11.3%	56.8%	57.9%
Gross profit	4,278,221	3,670,904	16.5%	43.2%	42.1%
Advertising and promotion	893,966	869,648	2.8%	9.0%	10.0%
Selling and administrative	1,983,838	1,793,962	10.6%	20.0%	20.6%
Operating income	1,400,417	1,007,294	39.0	14.1%	11.5%
Interest (expense), net	(942)	(4,913	(80.8)%	0.0%	0.1%
Provision for income taxes	(446,963)	(345,840)	29.2%	4.5%	4.0%
Net income	$952,512	$656,541	45.1%	9.6%	7.5%

Net sales for the three months ended June 30, 2017 increased by approximately $1,178,000, or 13.5%, as compared to the three months ended June 30, 2016. The increase in net sales is principally a result of increases in sales of our marine products to large national retailers.

Cost of goods sold increased by approximately $571,000, or 11.3%, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The increase in cost of goods sold is a result of higher sales volume.

Gross profit increased by approximately $607,000, or 16.5%, for the three months ended June 30, 2017, as compared to the same period in 2016. Gross profit increased due to higher sales volume and more favorable mix of products sold. As a percentage of net sales, gross profit was approximately 43.2% and 42.1% for the three month periods ended June 30, 2017 and 2016, respectively.

Advertising and promotion expenses increased by approximately $24,000, or 2.8%, during the three months ended June 30, 2017, as compared to the same period in 2016.  As a percentage of net sales, advertising and promotion expense was approximately 9.0% for the three months ended June 30, 2017 compared to approximately 10.0% for the same period in 2016.  The increase in advertising and promotion expenses is principally a result of increased customer cooperative advertising allowances provided to select customers and marketing expenses, partially offset by a decrease in magazine advertising.

Selling and administrative expenses increased by approximately $190,000, or 10.6%, during the three months ending June 30, 2017, as compared to the same period in 2016.  The increase is principally a result of increases in employee compensation and computer programing services and other information technology related expenses. As a percentage of net sales, selling and administrative expenses decreased to 20.0% for the three months ended June 30, 2017, from to 20.6% for the same period in 2016.

Interest expense, net decreased by approximately $4,000 for the three months ended June 30, 2017, as compared to the same period in 2016. The decrease reflects the declining principal balance outstanding on our term loan. We paid the remaining principal balance of the term loan on July 6, 2017.

Provision for income taxes for the three months ended June 30, 2017 was approximately 31.9% of our pretax income, compared to approximately 34.5% of pretax income, for the same period in 2016. The 2017 tax rate reflects our projected rate for the full year of 2017, which is consistent with our tax rate for the year ended December 31, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table provides a summary of our financial results for the six months ended June 30, 2017 and 2016:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$18,294,696	$15,474,423	18.2%	100.0%	100.0%
Cost of goods sold	10,881,758	9,421,576	15.5%	59.5%	60.9%
Gross profit	7,412,938	6,052,847	22.5%	40.5%	39.1%
Advertising and promotion	1,742,324	1,585,520	9.9%	9.5%	10.2%
Selling and administrative	3,527,861	4,279,825	(17.6)%	19.3%	27.7%
Operating income	2,142,753	187,502	1,042.8%	11.7%	1.2%
Interest (expense), net	(2,890)	(10,797)	(73.2)%	0.0%	0.1%
Provision for income taxes	(683,427)	(60,966)	1,021.0%	3.7%	0.4%
Net income	$1,456,436	$115,739	1,158.4%	8.0%	0.7%

Net sales increased by approximately $2,820,000, or 18.2%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2016. The increase primarily reflects higher sales of marine products to large national retailers.

Cost of goods sold increased by approximately $1,460,000, or 15.5%, during the first six months of 2017 as compared to the same period in 2016.  Cost of goods sold increased because of our higher sales volume.

Gross profit increased by approximately $1,360,000, or 22.5%, during the six months ended June 30, 2017 as compared to the same period in 2016. Gross profit increased due to increased sales volume and more favorable mix of products sold during the 2017 period. As a percentage of net sales, gross profit was approximately 40.5% and 39.1% for the six month periods ended June 30, 2017 and 2016, respectively.

Advertising and promotion expenses increased by approximately $157,000, or 9.9%, during the six months ended June 30, 2017, as compared to the same period in 2016. As a percentage of net sales, advertising and promotion expenses were approximately 9.5% for the six months ended June 30, 2017 compared to approximately 10.2% for the same period in 2016.  The increase in advertising and promotion expenses is a result of increased customer cooperative advertising allowances provided to select customers and, to a lesser extent, to costs related to charter boat services used for customer entertainment. These services are discussed in Note 8 to the condensed consolidated financial statements included in this report.

Selling and administrative expenses decreased by approximately $752,000, or 17.6%, during the six months ended June 30, 2017, as compared to the same period in 2016. The decrease reflects the conclusion of the Advertising Litigation in 2016. For the six months ended June 30, 2016, legal fees and expenses related to the Advertising Litigation were approximately $1,127,000. The decrease in selling and administrative expenses resulting from the conclusion of the Advertising Litigation in 2016 was partially offset by increases in employee compensation and computer programming services and other information technology related expenses. As a percentage of net sales, selling and administrative expenses decreased to 19.3% for the six months ended June 30, 2017, compared to 27.7% for the same period in 2016.

Interest expense, net decreased by approximately $8,000 for the six months ended June 30, 2017, as compared to the same period in 2016. The decrease reflects the declining principal balance outstanding on our term loan. We paid the remaining principal balance of the term loan on July 6, 2017.

Provision for income taxes for the six months ended June 30, 2017 was approximately 31.9% of our pretax income, compared to approximately 34.5% of pretax income, for the same period in 2016. The 2017 tax rate reflects our projected rate for the full year of 2017, which is consistent with our tax rate for the year ended December 31, 2016.

Liquidity and capital resources:

Our cash balance was approximately $868,000 at June 30, 2017 compared to approximately $4,070,000 at December 31, 2016.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$118,015	$233,576
Net cash used in investing activities	(2,533,577)	(157,335)
Net cash used in financing activities	(780,760)	(744,098)
Effect of exchange rate fluctuations on cash	(6,053)	(4,985)
Net decrease in cash	$(3,202,375)	$(672,842)

Net cash provided by operating activities for the six months ended June 30, 2017 decreased by approximately $116,000 or 49.5%, as compared to the six months ended June 30, 2016. The comparative decrease in cash provided by operating activities during the six months ended June 30, 2017 is principally a result of increases in our trade accounts receivable and inventory balances partially offset by an increase in net income, increases in noncash expenses and net changes in other working capital items (excluding cash).

Net trade accounts receivable at June 30, 2017 aggregated approximately $6,248,000, an increase of approximately $1,316,000 or 26.7% compared to approximately $4,932,000 in net trade accounts receivable outstanding at December 31, 2016.  The increase in net trade accounts receivable is primarily due to sales in the second quarter of 2017. Receivables due from affiliated companies aggregated approximately $1,311,000 at June 30, 2017, an increase of approximately $121,000, or 10.1% over receivables due from affiliated companies of approximately $1,190,000 at December 31, 2016. The increase in receivables due from affiliated companies is principally due to sales to the affiliated companies in the first six months of 2017.

Inventories, net were approximately $10,209,000 and $8,601,000 at June 30, 2017 and December 31, 2016, respectively, representing an increase of approximately $1,608,000 or 18.7% during the six months ended June 30, 2017. The 2017 increase in inventories reflects anticipated future demand.

Net cash used in investing activities for the six months ended June 30, 2017 increased by approximately $2,376,000 as compared to the six months ended June 30, 2016. The increase is primarily attributable to the expenditures related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. See “Overview” above for additional information.

Net cash used in financing activities for the six months ended June 30, 2017 increased by approximately $37,000, or 4.9%, as compared to the six months ended June 30, 2016. While net cash used in financing activities for both periods reflect repayments under our term loan and dividends paid to our common shareholders, the 2016 period reflects the partially offsetting effect of our receipt of $21,600 as a result of the exercise of stock options.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and a term loan. At June 30, 2017 and December 31, 2016, we had no borrowings under our revolving line of credit (although we have outstanding borrowings under the revolving line of credit of $1,000,000 as of the date of filing of this report) and outstanding balances of approximately $37,000 and $260,000, respectively, under our term loan. We paid the remaining balance under the term loan on July 6, 2017. The loan agreement related to our revolving line of credit contains various covenants, including financial covenants requiring a minimum debt coverage ratio (generally, net operating profit plus depreciation, amortization and rent/lease expense divided by current maturities of long-term debt plus interest and rent/lease expense) of 1.75 to 1.00, calculated on a trailing twelve month basis, and a maximum debt to capitalization ratio (generally, funded debt divided by the sum of total net worth and funded debt) of 0.75 to 1, tested quarterly. At June 30, 2017, our debt coverage ratio was approximately 37.42 to 1, and our debt to capitalization ratio was approximately 0.00 to 1.

In addition to the revolving line of credit and term loan, we have obtained financing through capital leases for office equipment, totaling approximately $60,000 and $69,000 at June 30, 2017 and December 31, 2016, respectively.

The loan agreement related to our revolving line of credit terminates on August 31, 2017. We are engaged in negotiations with our principal lending bank regarding a new revolving credit facility, and we believe that we will be able to negotiate an agreement for a renewal or replacement of the facility on acceptable terms. However, we cannot assure that our negotiations will be successful.

Moreover, as noted above under “Overview,” we have been engaged in negotiations to finance an ongoing project to expand Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. We have entered into a commitment letter with Regions Capital Advantage, Inc. (“Regions Capital”), a subsidiary of Regions Financial Corporation. Under the commitment letter, Regions Capital will purchase a bond in an amount of up to $4,500,000 from the Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). Proceeds of the bond purchase will be provided to Kinpak principally to finance the expansion project, including amounts covering expenditures we previously made with respect to the project. It is contemplated that amounts due under the bond will be payable from amounts to be provided by Kinpak to the IDB under a capital lease agreement between Kinpak and the IDB relating to the facilities. Completion of the proposed financing is subject to several conditions, including, among others, preparation of acceptable financing documents and the IDB’s approval of the issuance of the bonds and its entry into related agreements. We anticipate, but cannot assure, that the financing will occur in 2017.

Some of our assets and liabilities are in the Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the six months ended June 30, 2017, we recorded approximately $800 in foreign currency translation adjustments (decreasing shareholders’ equity by $800).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, through funds available under a renewal or replacement of our revolving credit facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit.

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

We believe that funds provided through operations and borrowings will be sufficient to satisfy our cash requirements over at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2017	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 14, 2017	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

