Form 10-Q
period 2017-09-30
OCEAN BIO CHEM INC
filed 2017-11-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

At November 13, 2017, 9,234,580 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at September 30, 2017 (unaudited) and December 31, 2016	1

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2017 and 2016	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2017 and 2016	3

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2017 and 2016	4

	Notes to condensed consolidated financial statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	Other Information:

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,320,287	$4,070,445
Trade accounts receivable net of allowances for doubtful accounts of approximately $129,000 and $75,000, respectively	8,454,319	4,931,792
Receivables due from affiliated companies	1,279,936	1,190,103
Restricted cash	3,433,613	—
Inventories, net	10,123,915	8,600,689
Prepaid expenses and other current assets	1,086,170	1,013,952
Total Current Assets	25,698,240	19,806,981

Property, plant and equipment, net	7,785,816	4,895,973
Intangible assets, net	914,978	967,688
Total Assets	$34,399,034	$25,670,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$218,720	$278,392
Revolving line of credit	1,000,000	—
Accounts payable - trade	2,776,064	1,512,020
Income taxes payable	—	1,447
Accrued expenses payable	1,427,655	1,099,919
Total Current Liabilities	5,422,439	2,891,778

Deferred tax liability	235,104	213,367
Long-term debt, less current portion, net	4,164,856	50,426
Total Liabilities	9,822,399	3,155,571

Commitments
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,234,580 and 9,146,937 shares issued and outstanding	92,346	91,469
Additional paid in capital	9,905,434	9,604,634
Accumulated other comprehensive loss	(287,475)	(286,555)
Retained earnings	14,866,330	13,105,523
Total Shareholders’ Equity	24,576,635	22,515,071

Total Liabilities and Shareholders’ Equity	$34,399,034	$25,670,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$11,651,551	$12,207,137	$29,946,247	$27,681,560

Cost of goods sold	7,541,871	7,306,999	18,423,629	16,728,575

Gross profit	4,109,680	4,900,138	11,522,618	10,952,985

Operating Expenses:
Advertising and promotion	839,677	782,249	2,582,001	2,367,769
Selling and administrative	2,010,617	1,911,317	5,538,478	6,191,142
Total operating expenses	2,850,294	2,693,566	8,120,479	8,558,911

Operating income	1,259,386	2,206,572	3,402,139	2,394,074

Other expense
Interest, net (expense)	(259)	(3,933)	(3,149)	(14,730)

Income before income taxes	1,259,127	2,202,639	3,398,990	2,379,344

Provision for income taxes	(405,501)	(674,195)	(1,088,928)	(735,161)

Net income	$853,626	$1,528,444	$2,310,062	$1,644,183

Earnings per common share – basic and diluted	$0.09	$0.17	$0.25	$0.18

Dividends declared per common share	$—	$—	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$853,626	$1,528,444	$2,310,062	$1,644,183
Foreign currency translation adjustment	(120)	(885)	(920)	(1,091)
Comprehensive income	$853,506	$1,527,559	$2,309,142	$1,643,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:

Net income	$2,310,062	$1,644,183
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	726,126	735,478
Deferred income taxes	21,737	(20,151)
Stock based compensation	324,145	305,780
Other operating non-cash items	58,277	136,194

Changes in assets and liabilities:

Trade accounts receivable	(3,576,111)	(4,386,416)
Receivables due from affiliated companies	(89,833)	228,497
Inventories	(1,529,362)	(1,109,493)
Prepaid expenses and other current assets	(72,218)	(72,965)
Accounts payable	1,264,044	1,892,140
Income taxes payable	(1,447)	--
Accrued expenses payable	327,736	391,364
Net cash used in operating activities	(236,844)	(255,389)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,563,259)	(258,096)
Increase in cash restricted for plant expansion	(3,433,613)	---

Net cash used in investing activities	(6,996,872)	(258,096)

Cash flows from financing activities:
Proceeds from long term debt	4,500,000	---
Payments on long-term debt	(275,220)	(338,445)
Borrowings on revolving line of credit	1,000,000	---
Payments for taxes related to net share settlements of stock awards	(22,468)	(8,424)
Dividends paid to common shareholders	(549,255)	(540,531)
Payments for debt issuance costs	(170,022)	---
Proceeds from exercise of stock options	---	21,600
Net cash provided by (used in) financing activities	4,483,035	(865,800)

Effect of exchange rates on cash	523	(3,363)

Net decrease in cash	(2,750,158)	(1,382,648)

Cash at beginning of period	4,070,445	2,468,415
Cash at end of period	$1,320,287	$1,085,767

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$2,336	$15,683
Cash paid for income taxes during period	$1,157,400	$744,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF ACCOUNTING POLICIES

Interim reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Ocean Bio-Chem, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period data have been reclassified to conform to the current period presentation.  Unless the context indicates otherwise, the term “Company” refers to Ocean Bio-Chem, Inc. and its subsidiaries.

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under current guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on our financial statements.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning January 1, 2018. The Company will use the full retrospective method. Management has evaluated our current revenue recognition process and reviewed active customer agreements and assessed that under ASU 2014-09 our performance obligation to our customers is satisfied when the goods are shipped and title of the goods is transferred, or in the case in which our inventory is held in consignment upon sale to a third party, when we are notified of sales by the consignee.   The timing of our revenue recognition will not change, however certain allowances given to customers primarily certain cooperative advertising will be considered a reduction of revenue instead of an advertising and promotion expense. This reclassification will not affect net income.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases.” Generally, under ASU 2016-02, lessees will be required to recognize, at the commencement date of each lease having a term of more than 12 months, both a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of the underlying asset for the lease term. Leases will be classified as either finance or operating; the classification will affect the manner of reporting expenses and cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The guidance must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s financial statements.

3.	INVENTORIES

The following table provides information regarding the composition of the Company’s inventories at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$4,240,755	$3,633,641
Finished goods	6,157,455	5,235,207
Inventories, gross	10,398,210	8,868,848

Inventory reserves	(274,295)	(268,159)

Inventories, net	$10,123,915	$8,600,689

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company manages an inventory program for one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at the customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses amounted to approximately $754,000 and $551,000 at September 30, 2017 and December 31, 2016, respectively, and are included in inventories, net on the condensed consolidated balance sheets.

4.	PROPERTY, PLANT & EQUIPMENT

The following table provides information regarding the composition of the Company’s property, plant and equipment at September 30, 2017 and December 31, 2016:

	Estimated Useful Life	September 30, 2017	December 31, 2016
Land		$278,325	$278,325
Building and improvements	30 years	4,652,669	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,585,077	9,239,876
Office equipment and furniture	3-5 years	1,358,780	1,344,732
Leasehold improvements	10-15 years	558,666	558,666
Vehicles	3 years	10,020	10,020
Construction in process		3,549,909	387,417
Property, plant and equipment, gross		19,993,446	16,471,705

Less accumulated depreciation		(12,207,630)	(11,575,732)

Property, plant and equipment, net		$7,785,816	$4,895,973

Construction in progress includes $3,438,319 relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama. The Company estimates that the total cost of this expansion project will be approximately $4.7 million, and the project will be completed and placed into service during the first quarter of 2018. A significant portion of the project is being performed under a $3.7 million construction contract, of which construction and related improvements aggregating $2.5 million have been completed at September 30, 2017.

5.	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

September 30, 2017

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$374,552	$248,181
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	74,767	85,233
Total intangible assets	$1,913,858	$998,880	$914,978

December 31, 2016

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$335,300	$287,433
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	61,309	98,691
Total intangible assets	$1,913,858	$946,170	$967,688

At September 30, 2017 and December 31, 2016, the trade names and trademarks are considered indefinite-lived. The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizer products) had a carrying value, net of amortization, of $248,181 at September 30, 2017 (of which $244,377 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021. The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $17,570 ($13,084 attributable to the patents and $4,486 attributable to the royalty rights) for each of the three months ended September 30, 2017 and 2016, and $52,710 ($39,252 attributable to the patents and $13,458 attributable to the royalty rights) for each of the nine months ended September 30, 2017 and 2016.

6.	REVOLVING LINE OF CREDIT

On August 31, 2017, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $6,000,000 or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the one month LIBOR rate plus 1.5% per annum, computed on a 365/360 basis. Eligible Accounts do not include, among other things, accounts receivable from affiliated entities.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2018, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company debt plus interest expense) of 1.20 to 1, tested quarterly calculated on a trailing twelve month basis, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income. “Unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. For the twelve months ended September 30, 2017, the Company’s fixed charge coverage ratio was approximately 2.07 to 1.00 and at September 30, 2017, the Company’s debt to capitalization ratio was approximately 0.18 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. The Company’s principal obligations under its revolving line of credit in connection with the Business Loan Agreement and a predecessor agreement were $1,000,000 and $0 at September 30, 2017 and December 31, 2016, respectively.

7.	LONG TERM DEBT

Industrial Development Financing

On September 26, 2017, Kinpak indirectly obtained a $4,500,000 loan from Regions Capital Advantage, Inc. (the “Lender”). The proceeds of the loan will be used principally to pay or reimburse costs of constructing an approximately 85,000 square foot addition to Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, and costs of purchasing and installing associated machinery and equipment (the “Project”).

The loan was funded by the Lender’s purchase of a $4,500,000 industrial development bond (the “Bond”) issued by The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). The Bond is a limited obligation of the IDB and is payable solely out of revenues and receipts derived from the leasing or sale of Kinpak’s facilities. In this regard, Kinpak will fund the IDB’s payment obligations by providing rental payments under a lease between the IDB and Kinpak (the “Lease”), under which Kinpak leases its facilities from the IDB. Under the Lease, prior to the maturity date of the Bond, Kinpak may repurchase the facilities for $1,000 if the Bond has been redeemed or fully paid.

The Bond bears interest at the rate of 3.07% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed (subject to increase to 6.07% per annum upon the occurrence of an event of default), and will be payable in 118 monthly installments of $31,324 beginning on November 1, 2017 and ending on August 1, 2027, with a final principal and interest payment to be made on September 1, 2027 in the amount of $1,799,201. The Bond provides that the interest rate will be subject to adjustment if it is determined that the interest on the Bond is includable in the gross income of the Lender for federal income tax purposes.

Under the Lease, Kinpak is required to make rental payments for the account of the IDB to the Lender in such amounts and at such times as are necessary to enable the payment of all principal and interest due on the Bond and other charges, if any, payable in respect of the Bond. The Lease also provides that Kinpak may redeem the Bond, in whole or in part, by prepaying its rental payment obligations in an amount sufficient to effect the redemption. In addition, the Lease contains provisions relating to the Project, including limitations on utilization of Bond proceeds, deposit of unused proceeds into a custodial account (as described below) and investment of monies held in the custodial account.

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with its guarantee, the Company is subject to certain covenants, including financial covenants that are substantially the same as the financial covenants included in the Business Loan Agreement described in Note 6.

Through September 30, 2017, of the $4,500,000 proceeds of the Bond sale, approximately $1,012,000 was applied to reimburse Kinpak for previous Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount was deposited into a custodial account and will be drawn by Kinpak from time to time to fund additional expenditures related to the Project. Because the Lease contains limitations on the manner in which the Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheet.

The Company incurred debt financing costs of $170,022 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized on a straight line basis over the life of the bond.

Other Long Term Obligations

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to the credit agreement (the “Addendum”) was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.   The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund a previous expansion of Kinpak’s facilities and acquisition of related equipment. The term loan matured on July 6, 2017, and the Company paid all remaining principal and interest at maturity.

At September 30, 2017 and December 31, 2016, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations. The capital leases, aggregating approximately $54,000 and $69,000 at September 30, 2017 and December 31, 2016, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long term debt at September 30, 2017 and December 31, 2016:

	Current Portion		Long Term Portion
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Obligations related to industrial development bond financing	$216,869	$—	$4,283,131	$—
Term loan	—	259,503	—	—
Capitalized equipment leases	17,567	18,889	36,031	50,426
Total principal of long term debt	234,436	278,392	4,319,162	50,426
Debt issuance costs	(15,716)	—	(154,306)	—
Total long term debt	$218,720	$278,392	$4,164,856	$50,426

Required principal payments under the Company’s long term obligations are set forth below:

12 month period ending September 30,
2018	$234,436
2019	265,574
2020	270,027
2021	261,844
2022	270,111
Thereafter	3,251,606

Total	$4,553,598

8.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2017 and 2016, the Company sold products to companies affiliated with Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the Company’s products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $239,000 and $263,000 during the three months ended September 30, 2017 and 2016, respectively, and approximately $1,525,000 and $1,269,000 for the nine months ended September 30, 2017 and 2016, respectively. Administrative fees aggregated approximately $232,000 and $183,000 during the three months ended September 30, 2017 and 2016, respectively, and approximately $612,000 and $485,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,280,000 and $1,190,000 at September 30, 2017 and December 31, 2016, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended September 30, 2017 and 2016, and $31,500 for such services during each of the nine month periods ended September 30, 2017 and 2016. The research and development expenses are included in the Company’s statements of operations for the three and nine months ended September 30, 2017 and 2016 as a selling and administrative expense. In addition, during the three and nine months ended September 30, 2017, the Company paid this entity $8,750 and $53,750, respectively, for providing charter boat services for entertainment of Company customers. The charter boat services are included in the Company’s statement of operations for the three and nine months ended September 30, 2017 as an advertising and promotion expense. During the nine months ended September 30, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of Company customers. The $25,000 for the production of television commercials was expensed on a straight line basis from May 2016 to March 2017; this expense, and the $9,000 expense for charter boat services were included in the Company’s statement of operations for the nine months ended September 30, 2016 as advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company has sourced most of its general and liability insurance and, commencing in 2017, its health insurance.  During the three months ended September 30, 2017 and 2016, the Company paid an aggregate of approximately $673,000 and $371,000, respectively, and during the nine months ended September 30, 2017 and 2016, the Company paid an aggregate of approximately $1,112,000 and $552,000, respectively, in insurance premiums on policies obtained through the insurance broker.

9.	COMMITMENTS

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement with the leasing entity in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Rent expense under the lease was approximately $24,000 for each of the three months ended September 30, 2017 and 2016 and was approximately $73,000 for each of the nine month periods ended September 30, 2017 and 2016.

The Company also leases a 15,000 square foot warehouse from an unrelated third party in Montgomery, Alabama near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. The Company pays monthly rent of $4,375 under the lease.

As further discussed in Note 4, The Company entered into a construction contract for the expansion of our manufacturing facility. The total commitment under the contract is $3.7 million of which approximately $1.2 million of construction has not been completed as of September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per common share – Basic

Net income	$853,626	$1,528,444	$2,310,062	$1,644,183

Weighted average number of common shares outstanding	9,220,401	9,096,852	9,174,305	9,030,764

Earnings per common share – Basic	$0.09	$0.17	$0.25	$0.18

Earnings per common share – Diluted

Net income	$853,626	$1,528,444	$2,310,062	$1,644,183

Weighted average number of common shares outstanding	9,220,401	9,096,852	9,174,305	9,030,764

Dilutive effect of employee stock-based awards	59,067	50,732	65,705	52,511

Weighted average number of common shares outstanding – Diluted	9,279,468	9,147,584	9,240,010	9,083,275

Earnings per common share – Diluted	$0.09	$0.17	$0.25	$0.18

The Company had no stock options outstanding during each of the three and nine month periods ended September 30, 2017 and 2016, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

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

On July 18, 2017, the Company issued 69,600 shares of common stock (net of 5,500 shares retained by the Company due to recipients’ tax withholding elections) to its officers, other employees and a consultant as stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

On July 19, 2017, a former director exercised a stock option to purchase 10,000 shares of stock. The Company withheld 3,263 shares in connection with the net exercise feature of the stock option and delivered 6,737 shares to the former director.

Stock compensation expense during the three months ended September 30, 2017 and 2016 was $306,785 and $305,780, respectively, and during the nine months ended September 30, 2017 and 2016 was $324,145 and $305,780, respectively. At September 30, 2017, there was no unrecognized compensation expense related to stock options.

The following table provides information regarding outstanding stock options under the Company’s stock option plans at September 30, 2017. As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

Plan	Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
2002NQ	12/17/07	20,000	20,000	$1.32	12/16/17	0.2
2008NQ	1/11/09	40,000	40,000	$0.69	1/10/19	1.3
2008NQ	4/26/10	20,000	20,000	$2.07	4/25/20	2.6

		80,000	80,000	$1.19		1.4

12.	CASH DIVIDENDS

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

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, constitute forward-looking statements, including, without limitation, estimated costs and time of completion of the expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”); our projected income tax rate for the full 2017 year; anticipated decrease in trade accounts receivable resulting from expected cash collections in the fourth quarter of 2017; our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins; our ability to renew or replace our revolving line of credit; and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated difficulties in negotiating financing arrangements; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2016.

Overview:

We are engaged in the manufacture, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute a line of disinfectant, sanitizer and deodorizer products. We sell our products through national retailers and to national and regional distributors. In addition, we sell products to two companies affiliated with Peter G. Dornau, our Chairman, President and Chief Executive Officer; these companies distribute our products outside of the United States and Canada. We refer to these companies as the “affiliated companies.”

Transactions with the affiliated companies were made in the ordinary course of business. While the terms of the sales to the affiliated companies differed from the terms of sale to other customers, the affiliated companies bear their own warehousing, distribution, advertising, selling and marketing costs, as well as their own freight charges (we pay freight charges in connection with sales to our domestic customers on all but small orders).  Moreover, we do not pay sales commissions with respect to products sold to the affiliated companies.  As a result, we believe our profit margins with respect to sales of our products to the affiliated companies are similar to the profit margins we realize with respect to sales of the same products to our larger domestic customers. Management believes that the sales to the affiliated companies did not involve more than normal credit risk.

We have commenced an expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. The expansion project entails an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor blended tank farm to accommodate an additional 500,000 gallons in tank capacity, thereby doubling the tank farm’s capacity. The expansion of the tank farm is completed, and construction with respect to the addition to the facilities is in progress. Most of the expansion project is being financed with the proceeds of an industrial development bond financing, described in Note 7 to the condensed consolidated financial statements included in this report. At September 30, 2017, expenditures in connection with this project aggregated approximately $3.4 million, and we estimate that the total cost of the project will be approximately $4.7 million. The project is expected to be completed and placed into service during the first quarter of 2018.

Our operating results for the nine months ended September 30, 2016 were adversely affected by professional fees and expenses related to litigation against a competitor in which we and the competitor each claimed that the other was engaged in false advertising and related violations of law (the “Advertising Litigation”). Following a trial in 2016 in which it was determined that neither party was liable to the other, the Advertising Litigation was concluded. Accordingly, we did not have any expenses related to the Advertising Litigation for the nine months ended September 30, 2017. Our professional fees and expenses related to the Advertising Litigation for the nine months ended September 30, 2016 were approximately $1,128,000.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table provides a summary of our financial results for the three months ended September 30, 2017 and 2016:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$11,651,551	$12,207,137	(4.6)%	100.0%	100.0%
Cost of goods sold	7,541,871	7,306,999	3.2%	64.7%	59.9%
Gross profit	4,109,680	4,900,138	(16.1)%	35.3%	40.1%
Advertising and promotion	839,677	782,249	7.3%	7.2%	6.4%
Selling and administrative	2,010,617	1,911,317	5.2%	17.3%	15.7%
Operating income	1,259,386	2,206,572	(42.9)	10.8%	18.1%
Interest (expense), net	(259)	(3,933)	(93.4)%	0.0%	0.0%
Provision for income taxes	(405,501)	(674,195)	(39.9)%	3.5%	5.5%
Net income	$853,626	$1,528,444	(44.2)%	7.3%	12.5%

Net sales for the three months ended September 30, 2017 decreased by approximately $556,000, or 4.6%, as compared to the three months ended September 30, 2016. Net sales were adversely affected by severe weather conditions, particularly as a result of Hurricane Harvey and Hurricane Irma, which caused some of our customers to temporarily close their retail facilities in the Houston metropolitan area and in numerous Florida locations. Moreover, shipment of our products to these areas was delayed because trucking companies that we utilize to ship our products gave priority to relief efforts in support of victims of the hurricanes.

Cost of goods sold increased by approximately $235,000, or 3.2%, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  The increase in cost of goods sold is a result of higher raw material costs on our winterizing products, higher manufacturing operating costs, and a less favorable mix of products sold.

Gross profit decreased by approximately $790,000, or 16.1%, for the three months ended September 30, 2017, as compared to the same period in 2016. Gross profit decreased due to lower sales volume, lower average selling prices and higher raw material costs on our winterizing products and the overall mix of products sold. As a percentage of net sales, gross profit was approximately 35.3% and 40.1% for the three month periods ended September 30, 2017 and 2016, respectively.

Advertising and promotion expenses increased by approximately $57,000, or 7.3%, during the three months ended September 30, 2017, as compared to the same period in 2016.  As a percentage of net sales, advertising and promotion expense was approximately 7.2% for the three months ended September 30, 2017 compared to approximately 6.4% for the same period in 2016.  The increase in advertising and promotion expenses is principally a result of increased customer cooperative advertising allowances provided to select customers and magazine advertising.

Selling and administrative expenses increased by approximately $99,000, or 5.2%, during the three months ending September 30, 2017, as compared to the same period in 2016.  The increase is principally a result of increases in employee compensation and computer programing services and other information technology related expenses, and other sales related expenses. As a percentage of net sales, selling and administrative expenses increased to 17.3% for the three months ended September 30, 2017, from 15.7% for the same period in 2016.

Provision for income taxes for the three months ended September 30, 2017 was approximately 32.2% of our pretax income, compared to approximately 30.6% of pretax income for the same period in 2016. The 2017 tax rate reflects our projected rate for the full year of 2017.

While our interest expense was immaterial during the three month periods ended September 30, 2017 and 2016, we anticipate that, after the expansion of Kinpak’s facilities is completed, our interest expense will increase in subsequent periods, principally due to our obligations in connection with the industrial development bond financing related to the expansion of Kinpak’s facilities. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table provides a summary of our financial results for the nine months ended September 30, 2017 and 2016:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$29,946,247	$27,681,560	8.2%	100.0%	100.0%
Cost of goods sold	18,423,629	16,728,575	10.1%	61.5%	60.4%
Gross profit	11,522,618	10,952,985	5.2%	38.5%	39.6%
Advertising and promotion	2,582,001	2,367,769	9.0%	8.6%	8.6%
Selling and administrative	5,538,478	6,191,142	(10.5)%	18.5%	22.4%
Operating income	3,402,139	2,394,074	42.1%	11.4%	8.6%
Interest (expense), net	(3,149)	(14,730)	(78.6)%	0.0%	0.1%
Provision for income taxes	(1,088,928)	(735,161)	48.1%	3.6%	2.7%
Net income	$2,310,062	$1,644,183	40.5%	7.7%	5.9%

Net sales increased by approximately $2,265,000, or 8.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase primarily reflects higher sales of our marine products to large national retailers.

Cost of goods sold increased by approximately $1,695,000, or 10.1%, during the first nine months of 2017 as compared to the same period in 2016.  Cost of goods sold increased principally due to our higher sales volume. Increased costs of raw materials also contributed to the increase in cost of goods sold.

Gross profit increased by approximately $570,000, or 5.2%, during the nine months ended September 30, 2017 as compared to the same period in 2016. Gross profit increased due to increased sales volume during the 2017 period. As a percentage of net sales, gross profit was approximately 38.5% and 39.6% for the nine month periods ended September 30, 2017 and 2016, respectively. The decrease in our gross profit percentage for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 is principally due to lower sales prices combined with higher raw material costs on our winterizing products during the third quarter of 2017.

Advertising and promotion expenses increased by approximately $214,000, or 9.0%, during the nine months ended September 30, 2017, as compared to the same period in 2016. As a percentage of net sales, advertising and promotion expenses were approximately 8.6% for each of the nine months periods ended September 30, 2017 and 2016.  The increase in advertising and promotion expenses is principally a result of increased customer cooperative advertising allowances provided to select customers.

Selling and administrative expenses decreased by approximately $653,000, or 10.5%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease reflects the conclusion of the Advertising Litigation in 2016. For the nine months ended September 30, 2016, legal fees and expenses related to the Advertising Litigation were approximately $1,128,000. The decrease in selling and administrative expenses resulting from the conclusion of the Advertising Litigation in 2016 was partially offset by increases in employee compensation expenses, computer programming services and other information technology related expenses and sales related expenses. As a percentage of net sales, selling and administrative expenses decreased to 18.5% for the nine months ended September 30, 2017, compared to 22.4% for the same period in 2016.

Provision for income taxes for the nine months ended September 30, 2017 was approximately 32.0% of our pretax income, compared to approximately 30.9% of pretax income for the same period in 2016. The 2017 tax rate reflects our projected rate for the full year of 2017.

Liquidity and capital resources:

Our cash balance was approximately $1,320,000 at September 30, 2017 compared to approximately $4,070,000 at December 31, 2016.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(236,844)	$(255,389)
Net cash used in investing activities	(6,996,872)	(258,096)
Net cash provided by (used in) financing activities	4,483,035	(865,800)
Effect of exchange rate fluctuations on cash	523	(3,363)
Net decrease in cash	$(2,750,158)	$(1,382,648)

Net cash used in operating activities for the nine months ended September 30, 2017 decreased by approximately $19,000 or 7.3%, as compared to the nine months ended September 30, 2016. The comparative decrease in cash used in operating activities during the nine months ended September 30, 2017 is principally a result of increased net income partially offset by net changes in other working capital items (excluding cash) and a decrease in noncash expenses.

Trade accounts receivable increased by approximately $3,576,000 during the nine months ended September 30, 2017 as compared to an increase of approximately $4,386,000 during the nine months ended September 30, 2016. Our net trade accounts receivable is typically at their highest quarter-end level at the end of the third quarter, reflecting sales of winterizing products. As a result, our highest quarterly cash collection period is usually the fourth quarter, and we expect our net trade accounts receivable balance to decrease accordingly. Receivables due from affiliated companies aggregated approximately $1,280,000 at September 30, 2017, an increase of approximately $90,000, or 7.5%, over receivables due from affiliated companies of approximately $1,190,000 at December 31, 2016.

Inventories, net increased by approximately $1,523,000 during the nine months ended September 30, 2017 as compared to an increase of approximately $1,041,000 during the nine months ended September 30, 2016. The 2017 increase in inventories principally reflects customary seasonal increases and increased purchases in advance of anticipated future price increases.

Net cash used in investing activities for the nine months ended September 30, 2017 increased by approximately $6,739,000 as compared to the nine months ended September 30, 2016. The increase is primarily attributable to restricted cash resulting from an agreement that places limitations on the Company’s use of cash proceeds it received from an industrial development bond financing in September 2017 relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as Company expenditures on the project. See “Overview” above for additional information.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $4,483,000 as compared to the net cash used in financing activities of approximately $866,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received proceeds of $4,500,000 from the industrial development bond financing relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities and had borrowings of $1,000,000 under our revolving line of credit, which were partially offset by payments for debt issuance costs.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of a revolving line of credit and Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed. At September 30, 2017 and December 31, 2016, we had borrowings of $1,000,000 and $0, respectively, under our current and previous revolving credit facilities and outstanding balances of approximately $4,500,000 and $260,000, under Kinpak’s obligations relating to the industrial development bond financing and a previously outstanding term loan respectively. The loan agreement pertaining to our revolving line of credit contains various covenants, including financial covenants requiring a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company debt plus interest expense) of 1.20 to 1, tested quarterly and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, tested quarterly. Our guarantee of Kinpak’s obligations related to the industrial development bond financing is subject to substantially the same financial covenants. See Notes 6 and 7 to the consolidated condensed financial statements included in this report for additional information related to the financial covenants. For the twelve months ended September 30, 2017, the Company’s fixed charge coverage ratio was approximately 2.07 to 1.00, and at September 30, 2017, the Company’s debt to capitalization ratio was approximately 0.18 to 1.00

In addition to the revolving line of credit and the industrial revenue bond financing, we have obtained financing through capital leases for office equipment, totaling approximately $54,000 and $69,000 at September 30, 2017 and December 31, 2016, respectively.

Some of our assets and liabilities are in Canadian dollars and are subject to currency fluctuations relating to the Canadian dollar. We do not engage in currency hedging and address currency risk as a pricing issue. In the nine months ended September 30, 2017, we recorded $920 in foreign currency translation adjustments (decreasing shareholders’ equity by $920).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, through funds available under our revolving credit facility or a renewal or replacement of the facility.  While we have been able to obtain renewals or replacements of our revolving credit facility in the past, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit in the future.

Many of the raw materials that we use in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices. The nature of our business does not enable us to pass through the price increases to our national retailer customers and to our distributors as promptly as we experience increases in raw material costs. This may, at times, adversely affect our margins, as was the case during the three months ended September 30, 2017, when the increased cost of raw materials adversely affected our gross margins on sales of our winterizing products.

We believe that funds provided through operations and borrowings will be sufficient to satisfy our cash requirements over at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Business Loan Agreement, dated August 31, 2017, between the Company and Regions Bank (the “Business Loan Agreement”).

10.2	Promissory Note, dated August 31, 2017, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”).

10.3	Letter, dated August 31, 2017, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note.

10.4	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 – incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017.

10.5	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. – incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017.

10.6	Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc.– incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017.

10.7	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto – incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2017	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 14, 2017	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

