Form 10-K
period 2017-12-31
OCEAN BIO CHEM INC
filed 2018-03-30
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2017 was $12,234,396, based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant’s Common Stock are deemed to be affiliates.

At March 29, 2018, 9,254,580 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed not later than April 30, 2018, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, the anticipated time of completion of the expansion of our manufacturing and warehouse facilities; our ability to locate substitute manufacturing facilities in the event arrangements with any third party manufacturer are discontinued; our ability to renew or replace our revolving credit facility; anticipated relocation of our fabrication and assembly operations relating to brushes used for cleaning boats, automobiles and recreational vehicles; our ability to provide required capital to support inventory levels; the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins; and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, unanticipated delays in completion of the expansion of our manufacturing and warehouse facilities; the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; exposure to market risks relating to changes in interest rates, foreign exchange rates, prices for raw materials that are petroleum or chemical based and other factors discussed below under Item 1A, “Risk Factors.”

PART I

Item 1.  Business

General:

We are principally engaged in the manufacture, marketing and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute disinfectant, sanitizing and deodorizing products under the Performacide® and Star brite® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide. Unless the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company,” “we” or “our.”

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2017 and 2016 totaled approximately $2,070,000 and $1,850,000 or 5.3% and 5.1% of our net sales, respectively.  See Note 9 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

We are nearing completion of a project involving expansion of the manufacturing, warehouse and distribution facilities of our subsidiary, KINPAK Inc. (“Kinpak”) in Montgomery, Alabama (the “Expansion Project”). The Expansion Project principally entails an approximately 85,000 square feet addition to the facilities and an expansion of Kinpak’s outdoor tank farm to accommodate an additional 500,000 gallons in tank capacity. The addition to the facilities and expansion of the tank farm are completed. The remaining parts of the Expansion Project involve additional upgrades to warehouse facilities and installation of new manufacturing equipment. At December 31, 2017, expenditures in connection with the Expansion Project aggregated approximately $5.1 million, and we estimate that the total cost of the Expansion Project will be approximately $6.0 million. The Expansion Project is expected to be completed and placed into service during 2018. Most of the Expansion Project is being financed with the proceeds of an industrial development bond financing, described in Note 6 to the consolidated financial statements included in this report.

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

Automotive:  We manufacture a line of automotive products under the Star brite® and Star Tron® brand names  The automotive line includes fuel treatments for both gas and diesel engines, motor oils, greases and related items.  Our Star Tron® enzyme fuel treatment is designed to eliminate and prevent engine problems associated with fuel containing 10% ethanol (E-10 fuel) including, among other things, fuel degradation, debris in fuel (gum and varnish formation) and ethanol’s propensity to attract water (which can adversely affect octane). Star Tron® fuel treatment also increases fuel economy by cleaning the fuel delivery system and facilitating more complete and uniform combustion.  In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers.  We also produce automotive polishes, cleaners and other appearance items.

Recreational Vehicle/Power Sports:  We market Star Tron® fuel treatment and other specialty products to the recreational vehicle market, including snow mobiles, all-terrain vehicles and motorcycles.  For power sports enthusiasts, Star Tron® provides a viable solution to a number of problems associated with E-10 fuel.  Other specialty recreational vehicle/power sports products include cleaners, polishes, detergents, fabric cleaners and protectants, silicone sealants, waterproofers, gasket materials, degreasers, vinyl cleaners and protectants, toilet treatment fluids and anti-freeze/coolant.

Outdoor Power Equipment/ Lawn & Garden: We market Star Tron® as a solution to help rectify a number of operating engine problems associated with E-10 fuel in commercial lawn equipment and other home and garden power equipment.

Disinfectants, Sanitizers and Deodorizers: Our line of disinfectant, sanitizing and deodorizing products are marketed under the Performacide® and Star brite® brand names. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. The U.S. Environmental Protection Agency has accepted labeling for Performacide® used in hard surface applications that claims, among other things, effectiveness as a virucide against a variety of viruses, including HIV-1, Influenza-A, Herpes Simplex-2, Poliovirus-1 norovirus and rotavirus; as a disinfectant against a number of different types of bacteria; and as a sanitizer against certain types of bacteria that cause food borne illnesses. We are directing distribution efforts principally towards the marine, automotive, home restoration, law enforcement and agriculture markets, and to institutions such as schools.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops.  Additionally, we market our products via online retailers.  We also sell to national and regional distributors that resell our products to specialized retail outlets.  In the case of Performacide® disinfectant/sanitizing products, we sell to distributors that resell our products, in some cases under private labels, to end users principally in the marine, automotive, home restoration, law enforcement and agriculture markets.

Net sales to each of two customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 34.0% and 33.0% of our consolidated net sales for the years ended December 31, 2017 and 2016, respectively.  Net sales to our five largest unaffiliated customers for the years ended December 31, 2017 and 2016 amounted to approximately 52.2% and 48.8% of our consolidated net sales, respectively, and at December 31, 2017 and 2016, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 50.9% and 36.0% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2017.  We generally do not give customers the right to return products.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to customers range from 30 to 180 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  Historically, these initiatives have not materially affected our overall profit margins.

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

Recreational Vehicle/Power Sports:  We compete with national and regional competitors.  We do not believe that any competitor or small group of competitors hold a dominant market share.  We believe that we can increase or maintain our market share by utilizing advertising and distribution channels similar to those we use in the marine market.

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

Trademarks:  We have obtained registered trademarks for Star brite®, Star Tron®, Performacide® and other trade names used on our products.  We view our trademarks as significant assets because they provide product recognition.  We believe that our trademarks provide protection in the geographic markets we serve, but we cannot assure that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

Personnel:  At December 31, 2017, we had 140 full-time employees and two part-time employees who constituted one full-time equivalent.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2017:

Location	Description	Number of Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	44
Fort Lauderdale, Florida	Manufacturing and distribution	6
Montgomery, Alabama	Manufacturing and distribution	92	*
		142

* Includes two part-time employees, who constitute one full-time equivalent.

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

Our business is, to a significant extent, dependent on a small number of major customers, and the loss of any of these customers could adversely affect our financial condition, results of operations and cash flows.

Net sales to our five largest unaffiliated customers accounted for 52.2% of our consolidated net sales in 2017; the two largest unaffiliated customers accounted for 34.0% of our consolidated net sales in 2017. The loss of any of these customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interests may conflict with or differ from the Company’s interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 51.4% of our Common Stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  The affiliated companies also collectively own the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada. Sales to the affiliated companies aggregated approximately $2,070,000 and $1,850,000 during the years ended December 31, 2017 and 2016, respectively.  In addition, we provided administrative services to the affiliated companies for fees aggregating approximately $884,000 and $735,000 (including $120,000 and $115,000 to reimburse the Company for business related expenditures that we made on behalf of the affiliated companies) during the years ended December 31, 2017 and 2016, respectively.  Receivables due from the affiliated companies in connection with product sales and administrative services totaled approximately $1,584,000 and $1,190,000 at December 31, 2017 and 2016, respectively. The accounts receivable turnover ratio for the year ended December 31, 2017 with respect to sales to the affiliated companies was approximately 3.3 and with respect to administrative services was approximately 1.1. Management believes that the sales and provision of administrative services to the affiliated companies do not involve more than normal credit risk.

We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 9 and 10 to the consolidated financial statements included in this report for additional information.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us.  In addition, we believe that adverse economic conditions in recent years adversely constrained discretionary spending, which we believe has, at times, adversely affected our product lines, particularly those directed to the marine and recreational vehicle markets.  While published reports indicate that economic conditions recently have improved both domestically and globally, a future decline in economic conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not effectively utilize or successfully assert intellectual property rights, our competiveness could be materially adversely affected.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  In addition, we own patents we have viewed as providing some degree of competitive support for our Performacide® products. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future, and the legal costs necessary to protect our intellectual property rights could be significant.  In this regard, in 2013, we filed a patent infringement lawsuit in the United States District Court for the Southern District of Florida with respect to a U.S. patent relating to a delivery system for use with products containing chlorine dioxide, but the District Court granted the defendants’ motion for summary judgment, which the Federal Circuit Court of Appeals affirmed in January 2015. As a result, in March 2015, we stipulated to the dismissal with prejudice of our patent infringement claims in another lawsuit related to the same patent, and, in response, the court dismissed our claims. We are unable to predict the long-term competitive effect of the adverse outcome in the patent litigation on our Performacide® products. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in August 2018.

We have a revolving line of credit with a variable interest rate.  Interest on the revolving line of credit is payable at the one month LIBOR rate plus 1.50% per annum, computed on a 365/360 basis. At December 31, 2017, we did not have any borrowings outstanding under the revolving line of credit.   However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in August 2018. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business.

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

Kinpak leases its Alabama manufacturing facilities from The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). Kinpak entered into the lease in its current form in connection with an industrial development bond financing related to the Expansion Project; Kinpak’s lease payments are used to fund repayment of the IDB’s obligations under the bond it issued in connection with the industrial development bond financing. See Note 6 to the consolidated financial statements included in this report for additional information. Under the lease, prior to the maturity date of the bond, Kinpak may repurchase the facilities for $1,000 if the bond has been redeemed or fully paid. The facilities currently (without giving effect to the Expansion Project) contain approximately 187,000 square feet of office, plant and warehouse space on 20 acres of land. As discussed above in Item 1, Recent Developments, we are nearing completion of the Expansion Project.

In addition, we lease a 15,000 square foot warehouse in Montgomery, Alabama, near the Kinpak manufacturing facility. We use the warehouse to fabricate and assemble brushes used for cleaning boats, automobiles and recreational vehicles. The lease expires in July 2018.  We plan to relocate the fabrication and assembly operations with respect to the brushes to the expanded Kinpak manufacturing facilities prior to expiration of the lease.

Item 3. Legal Proceedings

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable.

 PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.  A summary of the high and low sales prices during each quarter of 2017 and 2016 is presented below.

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2017	High	$5.15	$5.65	$5.47	$5.71
	Low	$3.66	$3.69	$3.51	$3.98

2016	High	$2.66	$2.57	$3.17	$4.35
	Low	$1.93	$2.08	$2.02	$2.61

On December 31, 2017, there were 112 holders of record. Because many of our shares are held by brokers and institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On April 13, 2017, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.06 per share payable on May 11, 2017 to shareholders of record on April 27, 2017.

On March 25, 2016, the Board of Directors of Ocean Bio-Chem, Inc. declared a special dividend of $0.06 per share payable on April 26, 2016 to shareholders of record on April 12, 2016.

Payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including the Company’s business performance and operating plans, capital commitments, liquidity and other factors.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements contained in Item 8 of this report.

Overview:

We are engaged in the manufacture, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute a line of products including disinfectants, sanitizers and deodorizers. We sell our products through national retailers and to national and regional distributors. In addition, we sell products to two companies affiliated with Peter G. Dornau, our Chairman, President and Chief Executive Officer; these companies distribute the products outside of the United States and Canada. Transactions with the affiliated companies were made in the ordinary course of business, and management believes that sales to the affiliated companies do not involve more than normal credit risk.

We are nearing completion of the Expansion Project, which involves the expansion of Kinpak’s manufacturing and warehouse facilities in Montgomery, Alabama. See “Business - Recent Developments” in Item 1 of this report for additional information.

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, changes United States tax law significantly. The most important change affecting Ocean Bio-Chem, Inc. is the reduction in the United States corporate income tax rate from 35% to 21%, effective January 1, 2018. Among other things, the reduction in the corporate tax rate resulted in a substantial decrease in our deferred tax liabilities, which is discussed in more detail below under “Results of Operations – Provision for income taxes.”

Our operating results for 2016 were adversely affected by professional fees and expenses related to litigation against a competitor in which we and the competitor each claimed that the other was engaged in false advertising and related violations of law (the “Advertising Litigation”). Following a trial in which it was determined that neither party was liable to the other, the Advertising Litigation was concluded. Our professional fees and expenses related to the Advertising Litigation were approximately $1,146,000 in 2016. As the Advertising Litigation was concluded in 2016, we had no expenses related to the Advertising Litigation during 2017.

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

Collectability of trade accounts receivable

In the ordinary course of business, we grant non-interest bearing trade credit to our unaffiliated customers on terms that range from 30 to 180 days.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and aging of receivables, as well as our customers’ creditworthiness, as determined by our review of their current credit information.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on expected collectability of the trade accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $79,000 and $75,000 at December 31, 2017 and 2016, respectively, which was approximately 1.6% and 1.5% of gross accounts receivable at December 31, 2017 and 2016, respectively.  If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance or incur a bad debt expense. In this regard, we incurred a bad debt expense of approximately $199,000 in 2017, most of which resulted from a customer’s bankruptcy.

Inventories

Our inventories primarily are composed of raw materials and finished goods and are stated at the lower of cost or net realizable value, using the first-in, first-out method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We maintain a reserve for slow moving and obsolete inventory to reflect the diminution in value resulting from product obsolescence, damage or other issues affecting marketability in an amount equal to the difference between the cost of the inventory and its estimated net realizable value.  The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.

Our slow moving and obsolete inventory reserve was $274,295 and $268,159 at December 31, 2017 and 2016, respectively.

Income taxes

We account for income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled.  The differences are attributable to differing methods of financial statement and income tax treatment with respect to depreciation and reserves for trade accounts receivable and inventories. The likelihood of a material change in our expected realization of deferred tax assets is dependent on, among other factors, changes in tax law, future taxable income and settlements with tax authorities.  In this regard, the enactment of the Tax Cuts and Jobs Act resulted in a meaningful reduction in our net deferred tax liability as of December 31, 2017, reflecting the Tax Cuts and Jobs Act’s reduction of the United States corporate income tax rate. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  We record a valuation allowance when necessary to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider available evidence, both positive and negative, and use judgments regarding past and future events, including operating results and available tax planning strategies, in assessing the need for a valuation allowance.

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

Intangible Assets

Intangible assets are acquired assets that lack physical substance and that meet specified criteria for recognition apart from goodwill. Our intangible assets include trademarks, tradenames, patents and royalty rights. We own several trademarks and trade names, including Star brite® and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, we own several patents, the most significant of which are the ClO2 Patents, which relate to a device for producing chlorine dioxide that is incorporated in our deodorizer, sanitizer and disinfectant products. We amortize our patents over their remaining life on a straight line basis; amortization expense related to the ClO2 patents was approximately $52,000 ($51,000 for ClO2 patents and $1,000 for other patents) for each of the years ended December 31, 2017 and 2016. In 2013, we acquired royalty rights relating to sales of products encompassing the ClO2 Patents’ technology (we purchased these rights from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents). We are amortizing the royalty rights over their remaining life on a straight line basis; amortization expense relating to the royalty rights was approximately $18,000 for each of the years ended December 31, 2017 and 2016. See Note 7 to the consolidated financial statements included in this report for additional information.

We evaluate our indefinite-lived intangible assets (trademarks and trade names) for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2017, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

We assess the remaining useful life and recoverability of intangible assets having finite lives (patents and royalty rights) whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such events or circumstances may include, for example, the occurrence of an adverse change with respect to a product line that utilizes the intangible assets. Significant judgments in this area involve determining whether such an event or circumstance has occurred. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2017 and 2016:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2017	2016	Change	2017	2016
Net sales	$38,933,458	$36,205,444	7.5%	100.0%	100.0%
Cost of goods sold	24,436,780	22,331,761	9.4%	62.8%	61.7%
Gross profit	14,496,678	13,873,683	4.5%	37.2%	38.3%
Advertising and promotion	3,523,710	3,117,164	13.0%	9.1%	8.6%
Selling and administrative	7,297,538	7,660,377	(4.7)%	18.7%	21.2%
Operating income	3,675,430	3,096,142	18.7%	9.4%	8.6%
Interest income (expense), net	2,065	(17,820)	(111.6)%	0.0%	0.0%
Provision for income taxes	(1,073,961)	(983,151)	9.2%	2.8%	2.7%
Net income	$2,603,534	$2,095,171	24.3%	6.7%	5.8%

Net sales for the year ended December 31, 2017 increased by approximately $2,728,000 or 7.5%, as compared to the year ended December 31, 2016. The net sales increase principally is attributable to sales of our marine products to two of our largest customers. In addition, we experienced sales growth generally with respect to a wide range of customers, including mass merchandisers, large home improvement and marine/sports retail chains, and online retailers.

Cost of goods sold increased by approximately $2,105,000 or 9.4% in 2017, as compared to 2016. The increase in cost of goods sold is principally a result of increased sales volume, higher raw material costs on our winterizing products and higher manufacturing costs.

Gross profit increased by approximately $623,000 or 4.5% during 2017, as compared to 2016. As a percentage of net sales, gross profit decreased to 37.2% in 2017 from 38.3% in 2016. The increase in gross profit in 2017 is primarily attributable to increased sales volume. The decrease in gross profit as a percentage of net sales during 2017 is principally a result of lower profit margins on sales of our winterizing products due to both lower sales prices and higher raw material costs.

Advertising and promotion expense increased by approximately $407,000 or 13.0% during 2017, as compared to 2016.  As a percentage of net sales, advertising and promotion expense increased to 9.1% in 2017 compared to 8.6% in 2016.  The increase in advertising and promotion expense is primarily a result of increases in customer cooperative advertising allowances provided to select customers and other marketing expenses.

Selling and administrative expenses decreased by approximately $363,000 or 4.7%, during 2017, as compared to 2016. The decrease reflects the conclusion of the Advertising Litigation in 2016. In 2016, legal fees and expenses related to the Advertising Litigation were approximately $1,146,000. This decrease was partially offset by increased employee compensation expenses (including salaries, commissions and stock awards); bad debt expense of approximately $199,000, of which approximately $188,000 resulted from a customer’s bankruptcy; and increased costs of computer programming and other information technology services. As a percentage of net sales, selling and administrative expenses decreased to 18.7 % in 2017 from 21.2% in 2016.

Interest income, net for the year ended December 31, 2017 was approximately $2,000; for the year ended December 31, 2016, interest expense, net was approximately $18,000. Interest income in 2017 was generated principally by an escrow account in which a portion of the funds relating to an industrial development bond financing were deposited pending our utilization of such funds in connection with the Expansion Project. The interest income was offset principally by interest under an earlier term loan that matured on July 6, 2017; we paid all remaining principal and interest on the maturity date. The term loan also was the source of our primary interest obligation in 2016.

Provision for income taxes increased by approximately $91,000 for the year ended December 31, 2017, or 29.2% of our pretax income, compared to approximately $983,000 in the year ended December 31, 2016, or 31.9% of our pretax income. The increase in our provision for income taxes, which principally was due to the increase in our operating income, was offset in part by the benefit reflecting the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act. We revalued our net deferred tax liabilities to give effect to the reduction in the corporate income tax rate, which resulted in an approximately $91,000 tax benefit. For additional information, see Note 8 to the consolidated financial statements included in this report.

Liquidity and Capital Resources:

Our cash balance was approximately $2,418,000 at December 31, 2017 compared to approximately $4,070,000 at December 31, 2016.

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net cash provided by operating activities	$2,928,277	$3,025,585
Net cash used in investing activities	(8,023,092)	(443,892)
Net cash provided by (used in) financing activities	3,442,826	(978,503)
Effect of exchange rate fluctuations on cash	28	(1,160)
Net (decrease) increase in cash	$(1,651,961)	$1,602,030

Net cash provided by operating activities for the year ended December 31, 2017 decreased by approximately $97,000 or 3.2%, as compared to the year ended December 31, 2016. The comparative decrease is attributable to changes in working capital (excluding cash) of approximately $1,099,000 for the year ended December 31, 2017 as compared to changes of approximately $344,000 during the year ended December 31, 2016. These changes were mostly offset by an increase in net income of approximately $508,000 combined with an increase of noncash expenses of approximately $158,000 during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Inventories, net were approximately $9,074,000 and $8,601,000 at December 31, 2017 and 2016, respectively, representing an increase of approximately $473,000 or 5.5% in 2017. The 2017 increase in inventories reflects anticipated demand in the first quarter of 2018.

Net trade accounts receivable at December 31, 2017 aggregated approximately $4,964,000, an increase of approximately $32,000 or 0.7% compared to approximately $4,932,000 in net trade accounts receivable outstanding at December 31, 2016.  Receivables due from affiliated companies aggregated approximately $1,584,000 at December 31, 2017, an increase of approximately $394,000, or 33.1% over receivables due from affiliated companies of approximately $1,190,000 at December 31, 2016.

Net cash used in investing activities for the year ended December 31, 2017 increased by approximately $7,579,000, as compared to the year ended December 31, 2016. The increase is primarily attributable to expenditures related to the Expansion Project and the classification of unused cash proceeds of an industrial development bond financing with respect to the Expansion Project as restricted cash. The classification results from a lease agreement that places limitations on our use of cash we received from the industrial development bond financing. See “Overview” above and Note 6 to the consolidated financial statements included in this report for additional information.

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $3,400,000 compared to net cash used of approximately $979,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds of $4,500,000 from the industrial development bond financing relating to the Expansion Project and had lower payments on long term debt because a term loan that had been outstanding since 2011 matured on July 6, 2017, at which date we repaid all outstanding principal and interest. These increases to cash were partially offset by payments for debt issuance costs.

See Notes 4 and 6 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed and a revolving line of credit. At December 31, 2017 and 2016, we had outstanding balances of approximately $4,463,000 and $260,000, under Kinpak’s obligations relating to the industrial development bond financing and a previously outstanding term loan respectively, and no borrowings under our current and previous revolving credit facilities. The loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants requiring a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the four most recently completed fiscal quarters minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long-term debt (as defined) as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1 as of the end of each fiscal quarter. The agreement relating to the revolving line of credit generally defines “long term debt”  as  “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” Our guarantee of Kinpak’s obligations related to the industrial development bond financing effectively is subject to substantially the same financial covenants. For the year ended December 31, 2017, the Company’s fixed charge coverage ratio was approximately 7.30 to 1.00, and at December 31, 2017, the Company’s debt to capitalization ratio was approximately 0.15 to 1.00.

In addition to the industrial revenue bond financing and the revolving line of credit, we have obtained financing through capital leases for office equipment, totaling approximately $50,000 and $69,000 at December 31, 2017 and 2016, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the year ended December 31, 2017, we recorded $1,496 in foreign currency translation adjustments (decreasing shareholders’ equity by $1,496).

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

As noted above, we are in the final stages of the Expansion Project, which entails an approximately 85,000 square feet addition to Kinpak’s manufacturing facilities and an expansion of Kinpak’s outdoor tank farm to accommodate an additional 500,000 gallons in tank capacity. The addition to the facilities and expansion of the tank farm are completed. The remaining parts of the Expansion Project involve additional upgrades to the warehouse facilities and the installation of new manufacturing equipment. At December 31, 2017, expenditures in connection with the Expansion Project aggregated approximately $5.1 million, and we estimate that the total cost of the Expansion Project will be approximately $6.0 million. The Expansion Project is expected to be completed and placed into service during 2018. The Expansion Project is being financed primarily with the proceeds of the industrial development bond financing, which is described in Note 6 to the consolidated financial statements included in this report. The Expansion Project also is being funded with cash from operations.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission no later than 120 days after the close of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1.1	Business Loan Agreement, dated August 31, 2017, between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
10.1.2	Promissory Note, dated August 31, 2017, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
10.1.3	Letter, dated August 31, 2017, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
*10.1.4	Letter, dated December 20, 2017, from Regions Bank to the Company, regarding certain terms of the Business Loan Agreement.
†10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3

Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).

10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
†10.4	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
†10.5	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.6.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.6.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.6.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*23	Consent of EisnerAmper LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

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

OCEAN BIO-CHEM, INC.

Date: March 30, 2018	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 30, 2018
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey S. Barocas	Vice President, Chief Financial Officer	March 30, 2018
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana Mazuelos Conard	Director	March 30, 2018
Diana Mazuelos Conard

/s/ Gregor M. Dornau	Director	March 30, 2018
Gregor M. Dornau

/s/ William W. Dudman	Director	March 30, 2018
William W. Dudman

/s/ James M. Kolisch	Director	March 30, 2018
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 30, 2018
Kimberly A. Krause

/s/ John B. Turner	Director	March 30, 2018
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio Chem, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

Fort Lauderdale, Florida

March 30, 2018

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016

ASSETS
Current Assets:
Cash	$2,418,484	$4,070,445
Trade accounts receivable less allowances of approximately $79,000 and $75,000, respectively	4,963,895	4,931,792
Receivables due from affiliated companies	1,584,365	1,190,103
Restricted cash	2,747,360	---
Inventories, net	9,074,426	8,600,689
Prepaid expenses and other current assets	1,013,213	1,013,952
Total Current Assets	21,801,743	19,806,981

Property, plant and equipment, net	9,291,667	4,895,973
Intangible assets, net	897,408	967,688
Total Assets	$31,990,818	$25,670,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$240,017	$278,392
Accounts payable - trade	1,807,120	1,512,020
Income taxes payable	---	1,447
Accrued expenses payable	812,062	1,099,919
Total Current Liabilities	2,859,199	2,891,778

Deferred tax liability	153,895	213,367
Long-term debt, less current portion and debt issuance costs	4,081,793	50,426
Total Liabilities	7,094,887	3,155,571

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,254,580 shares and 9,146,937 shares issued, respectively	92,546	91,469
Additional paid in capital	9,931,634	9,604,634
Accumulated other comprehensive loss	(288,051)	(286,555)
Retained earnings	15,159,802	13,105,523
Total Shareholders’ Equity	24,895,931	22,515,071

Total Liabilities and Shareholders’ Equity	$31,990,818	$25,670,642

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net sales	$38,933,458	$36,205,444

Cost of goods sold	24,436,780	22,331,761

Gross profit	14,496,678	13,873,683

Operating Expenses:
Advertising and promotion	3,523,710	3,117,164
Selling and administrative	7,297,538	7,660,377
Total operating expenses	10,821,248	10,777,541

Operating income	3,675,430	3,096,142

Other income (expense)
Interest net, income (expense)	2,065	(17,820)

Income before income taxes	3,677,495	3,078,322

Provision for income taxes	(1,073,961)	(983,151)

Net income	$2,603,534	$2,095,171

Earnings per common share – basic and diluted	$0.28	$0.23

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

F-4

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net income	$2,603,534	$2,095,171

Foreign currency translation adjustment	(1,496)	(2,113)

Comprehensive income	$2,602,038	$2,093,058

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	loss	Earnings	Total

January 1, 2016	8,983,374	$89,834	$9,287,313	$(284,442)	$11,550,883	$20,643,588

Net income					2,095,171	2,095,171

Dividends declared and paid					(540,531)	(540,531)

Options exercised	25,481	255	21,345			21,600

Common stock issued, net of shares withheld for employee taxes	138,082	1,380	295,976			297,356

Foreign currency translation adjustment				(2,113)		(2,113)

December 31, 2016	9,146,937	$91,469	$9,604,634	$(286,555)	$13,105,523	$22,515,071

Net income					2,603,534	2,603,534

Dividends declared and paid					(549,255)	(549,255)

Options exercised	34,043	341	26,059			26,400

Common stock issued, net of shares withheld for employee taxes	73,600	736	300,941			301,677

Foreign currency translation adjustment				(1,496)		(1,496)

December 31, 2017	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:

Net income	$2,603,534	$2,095,171
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	955,161	974,587
Deferred income taxes	(59,472)	(26,310)
Stock based compensation	324,145	305,780
Provision for bad debts	198,839	(3,272)
Other operating noncash items	4,612	14,044

Changes in assets and liabilities:
Trade accounts receivable	(230,942)	163,520
Receivables due from affiliated companies	(394,262)	(139,012)
Inventories	(479,873)	(700,736)
Prepaid expenses and other current assets	739	(71,132)
Accounts payable	295,100	410,300
Income taxes payable	(1,447)	1,447
Accrued expenses payable	(287,857)	1,198
Net cash provided by operating activities	2,928,277	3,025,585

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,275,732)	(443,892)
Increase in cash restricted for plant expansion	(2,747,360)	---
Net cash used in investing activities	(8,023,092)	(443,892)

Cash flows from financing activities:
Proceeds from long term debt	4,500,000	---
Payments on long-term debt	(315,756)	(451,148)
Borrowings on revolving line of credit	1,000,000	---
Repayments on revolving line of credit	(1,000,000)	---
Payments for taxes related to net share settlements of stock awards	(22,468)	(8,424)
Dividends paid to common shareholders	(549,255)	(540,531)
Payments for debt issuance costs	(196,095)	---
Proceeds from exercise of stock options	26,400	21,600
Net cash provided by (used in) financing activities	3,442,826	(978,503)
Effect of exchange rate on cash	28	(1,160)
Net (decrease) increase in cash	(1,651,961)	1,602,030
Cash at beginning of the year	4,070,445	2,468,415
Cash at end of the year	$2,418,484	$4,070,445
Supplemental disclosure of cash transactions:
Cash paid for interest during the year	$29,496	$19,096
Cash paid for income taxes during the year	$1,282,400	$993,600

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 1 – Organization and summary of significant accounting policies:

Organization – The Company was incorporated in November 1973 under the laws of the state of Florida and manufacturers, markets and distributes products, principally under the Star brite® and Star Tron® brand names, for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets in the United States and Canada. In addition, the Company produces private label formulations of many of its products for various customers and provides custom blending and packaging services for these and other products. The Company also manufactures disinfectants, sanitizers and deodorizers under the Performacide® and Star brite® brand names.

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

Collectability of accounts receivable – Trade accounts receivable at December 31, 2017 and 2016 are net of allowances for doubtful accounts aggregating approximately $79,000 and $75,000, respectively. Such amounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services. During the year ended December 31, 2017, the Company recorded bad debt expense of approximately $199,000. During the year ended December 31, 2016, the Company reduced its bad debt reserve by approximately $3,000, resulting in an increase to net income.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,226,000 and $1,120,000 for the years ended December 31, 2017 and 2016, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $3,524,000 and $3,117,000 in 2017 and 2016, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $884,881 and $904,307 for the years ended December 31, 2017 and 2016, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $42,000 and $46,000 of research and development costs for the years ended December 31, 2017 and 2016, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC") Topic 718, "Accounting for Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, we recognize an expense for the fair value of our stock awards at the time of grant and the fair value of our outstanding stock options as they vest, whether held by employees or others. As of December 31, 2017, all outstanding stock options were vested.

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

Concentration of cash – At various times during the years ended and at December 31, 2017 and 2016, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

Fair value of financial instruments – ASC Topic 820, “Fair Value Measurements and Disclosures” defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC Topic 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value. The hierarchy prioritizes the three levels of inputs as follows:

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

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist.  In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Income taxes – The Company records income taxes under the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future consequences attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. We recognize in the statement of operations the effect on deferred income taxes of a change in tax rates in the period in which the change is enacted.

We record a valuation allowance when necessary to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider available evidence, both positive and negative, and use judgments regarding past and future events, including operating results and available tax planning strategies, in assessing the need for a valuation allowance.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, we establish reserves for uncertain tax positions.  We adjust reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.  The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2017.

The Company is no longer subject to income tax examinations for years before 2014.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, patents and royalty rights. The Company evaluates trademarks and trade names (all of which are indefinite-lived intangible assets) for impairment at least annually or when events or changes in circumstances indicate a potential impairment may exist. The Company evaluates royalty rights and patents (which are amortized on a straight-line basis over their useful lives) for impairment when events or changes in circumstances indicate an impairment may exist. No impairment was recorded in 2017 or 2016.

Foreign currency translation – Assets and liabilities of the Company’s Canadian subsidiary are translated from Canadian dollars to United States dollars at exchange rates in effect at the balance sheet date.  Income and expenses are translated at average exchange rates during the year. The translation adjustments for the reporting period are included in our statements of comprehensive income, and the cumulative effect of these adjustments are reported in the Company’s balance sheet as accumulated other comprehensive loss within Shareholders’ Equity.

Earnings per share – Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.  See Note 14 - Earnings per share.

Note 2 – Inventories:

The composition of inventories at December 31, 2017 and 2016 are as follows:

	2017	2016
Raw materials	$3,994,624	$3,633,641
Finished goods	5,354,097	5,235,207
Inventories, gross	9,348,721	8,868,848

Inventory reserves	(274,295)	(268,159)

Inventories, net	$9,074,426	$8,600,689

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $494,000 and $551,000 at December 31, 2017 and 2016, respectively.

Note 3 – Property, plant and equipment:

The Company’s property, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	Estimated
	Useful Life	2017	2016

Land		$278,325	$278,325
Building and Improvements	30 years	4,673,409	4,652,669
Manufacturing and warehouse equipment	6-20 years	9,616,086	9,239,876
Office equipment and furniture	3-5 years	1,367,244	1,344,732
Leasehold improvements	10-15 years	567,898	558,666
Vehicles	3 years	10,020	10,020
Construction in process		5,197,780	387,417
Property, plant and equipment, gross		21,710,762	16,471,705

Less accumulated depreciation		(12,419,095)	(11,575,732)

Property, plant and equipment, net		$9,291,667	$4,895,973

Construction in progress at December 31, 2017 and 2016 includes $5,087,897 and $188,041, respectively, relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama. The Company estimates that the total cost of this expansion project will be approximately $6.0 million, and the project is expected to be completed and placed into service during 2018.

Note 4 – Revolving line of credit:

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2018, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long term debt as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures’ generally is defined as ‘capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; and ‘long term debt’ generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” For the year ended December 31, 2017, the Company’s fixed charge coverage ratio was approximately 7.30 to 1.00, and at December 31, 2017, the Company’s debt to capitalization ratio was approximately 0.15 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At December 31, 2017 and 2016, the Company had no borrowings under its revolving line of credit in connection with the Business Loan Agreement and a predecessor agreement previously in effect.

Note 5 – Accrued expenses payable:

Accrued expenses payable at December 31, 2017 and 2016 consisted of the following:

	2017	2016

Accrued customer promotions	$343,172	$546,127
Accrued payroll, commissions, and benefits	280,783	287,376
Other	188,107	266,416

Total accrued expenses payable	$812,062	$1,099,919

Note 6 – Long-term debt:

Industrial Development Bond Financing

On September 26, 2017, the Company’s wholly-owned subsidiary, KINPAK, Inc. (“Kinpak”) indirectly obtained a $4,500,000 loan from Regions Capital Advantage, Inc. (the “Lender”). The proceeds of the loan are being used principally to pay or reimburse costs of constructing an approximately 85,000 square foot addition to Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, and costs of purchasing and installing associated machinery and equipment (the “Project”).

The loan was funded by the Lender’s purchase of a $4,500,000 industrial development bond (the “Bond”) issued by The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). The Bond is a limited obligation of the IDB and is payable solely out of revenues and receipts derived from the leasing or sale of Kinpak’s facilities. In this regard, Kinpak is obligated to fund the IDB’s payment obligations by providing rental payments under a lease between the IDB and Kinpak (the “Lease”), under which Kinpak leases its facilities from the IDB. Under the Lease, prior to the maturity date of the Bond, Kinpak may repurchase the facilities for $1,000 if the Bond has been redeemed or fully paid.

The Bond bears interest at the rate of 3.07% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed (subject to increase to 6.07% per annum upon the occurrence of an event of default), and is payable in 118 monthly installments of $31,324 beginning on November 1, 2017 and ending on August 1, 2027, with a final principal and interest payment to be made on September 1, 2027 in the amount of $1,799,201. The Bond provides that the interest rate will be subject to adjustment if it is determined by the United States Treasury Department, the Internal Revenue Service, or a similar government entity that the interest on the Bond is includable in the gross income of the Lender for federal income tax purposes.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with its guarantee, the Company is subject to certain covenants, including financial covenants that effectively are substantially the same as the financial covenants included in the Business Loan Agreement described in Note 4.

Through December 31, 2017, of the $4,500,000 proceeds of the Bond sale, approximately $1,699,000 has been applied to reimburse Kinpak for Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is deposited into a custodial account and will be drawn by Kinpak from time to time to fund additional expenditures related to the Project. Because the Lease contains limitations on the manner in which the Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheet.

The Company incurred debt financing costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized under the effective interest method.

Other Long Term Obligations

On July 6, 2011, in connection with a credit agreement among the Company, Kinpak, Regions Bank and Regions Equipment Finance Corporation (“REFCO”), an Equipment Finance Addendum to a previously outstanding credit agreement (the “Addendum”) was entered into by the Company, Kinpak and REFCO. Under the Addendum, REFCO provided to the Company a $2,430,000 term loan with a fixed interest rate of 3.54% per annum.   The proceeds of the term loan were used to pay Kinpak’s remaining obligations under a lease agreement relating to industrial revenue bonds used to fund a previous expansion of Kinpak’s facilities and acquisition of related equipment. The term loan matured on July 6, 2017, and the Company paid all remaining principal and interest at maturity.

At December 31, 2017 and 2016, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $50,000 and $69,000 at December 31, 2017 and 2016, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long-term debt at December 31, 2017 and 2016:

	Current Portion			Long Term Portion
	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Obligations related to industrial development bond financing	$240,395	$	---	$4,222,241	$	---
Term loan	---		259,503	---		---
Capitalized equipment leases	19,238		18,889	31,188		50,426
Total principal of long term debt	259,633		278,392	4,253,429		50,426
Debt issuance costs	(19,616)		---	(171,636)		---
Total long term debt	$240,017		$278,392	$4,081,793		$50,426

Required principal payments under the Company’s term loan and capital lease obligations are set forth below:

Year ending December 31,
2018	$259,633
2019	267,578
2020	267,066
2021	263,881
2022	272,213
Thereafter	3,182,691
Total	$4,513,062

Note 7 – Intangible Assets:

The Company’s intangible assets at December 31, 2017 and 2016 consisted of the following:

December 31, 2017

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$387,636	$235,097
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	79,253	80,747
Total intangible assets	$1,913,858	$1.016,450	$897,408

December 31, 2016

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$335,300	$287,433
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	61,309	98,691
Total intangible assets	$1,913,858	$946,170	$967,688

At December 31, 2017 and 2016, the trade names and trademarks are considered indefinite-lived. The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizer products) had a carrying value, net of amortization, of $235,097 at December 31, 2017 (of which $231,515 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021. The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $70,280 ($52,336 attributable to the patents and $17,944 attributable to the royalty rights) for each of the years ended December 31, 2017 and 2016.

Note 8 – Income taxes:

The components of the Company’s consolidated provision (benefit) for income taxes are as follows:

	2017	2016
Federal – current	$1,101,503	$982,298
Federal – deferred	(60,364)	(25,565)
State – current	31,930	27,163
State – deferred	892	(745)
Total provision for income taxes	$1,073,961	$983,151

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2017	%	2016	%
Income Tax computed at statutory rate	$1,250,348	34.0%	$1,046,629	34.0%
State tax, net of federal benefit	21,074	0.6%	17,916	0.6%
Share based compensation	(6,303)	(0.2)%	(2,013)	(0.1)%
Domestic production activities deduction	(110,410)	(3.0)%	(97,645)	(3.2)%
Effect of tax rate change on deferred taxes	(90,980)	(2.5)%	---	0.0%
Permanent adjustments	24,202	0.7%	23,991	0.8%
Tax credits and other	(13,970)	(0.4)%	(5,727)	(0.2)%
Provision for income taxes	$1,073,961	29.2%	$983,151	31.9%

The Company’s deferred tax asset (liability) consisted of the following at December 31, 2017 and 2016:

	2017	2016
Deferred tax asset (liability)
Inventory reserves	$68,631	$93,829
Trade accounts receivable allowances	9,017	26,259
Net Operating loss carryforward state	366,176	303,784
Depreciation of property and equipment	(231,543)	(333,455)
Net deferred tax asset	239,549	90,417
Valuation allowance	(366,176)	(303,784)
Total net deferred tax (liability)	$(153,895)	$(213,367)

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The legislation significantly changes United States tax law by, among other things, reducing our corporate income tax rates from 34% to 21%, effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax liabilities at December 31, 2017 and recognized a $90,980 tax benefit in the Company’s consolidated statement of operations

At December 31, 2017 and 2016, the Company has a net operating loss carryforward with the state of Alabama. The net operating losses of $5,636,482 and $4,676,600 expire between 2020 and 2031. The Company does not expect to be able to utilize these losses and has recorded a valuation allowance for the full amount of the net operating losses.

Note 9 – Related party transactions:

During 2017, as in previous years, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $2,070,000 and $1,850,000 during the years ended December 31, 2017 and 2016, respectively, and fees for administrative services aggregated approximately $884,000 and $735,000 (including approximately $120,000 and $115,000 to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies) during the years ended December 31, 2017 and 2016, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,584,000 and $1,190,000 at December 31, 2017 and 2016, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $42,000 for research and development services for each of the years ended December 31, 2017 and 2016. The research and development expenses are included in the Company’s statements of operations for the years ended December 31, 2017 and 2016 as a selling and administrative expense. In addition, during the year ended December 31, 2017, the Company paid this entity $64,250 for providing charter boat services for marketing events for the Company’s nonaffiliated customers. The charter boat services are included in the Company’s statement of operations for the year ended December 31, 2017 as an advertising and promotion expense. During the year ended December 31, 2016, the Company paid this entity $25,000 for the production of television commercials and $9,000 for providing charter boat services for entertainment of the Company’s nonaffiliated customers.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.    See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company has sourced most of its general and liability insurance and, commencing in 2017, its health insurance.  During the years ended December 31, 2017 and 2016, the Company paid an aggregate of approximately $1,235,000 and $697,000, respectively, in insurance premiums on policies obtained through the insurance broker.

Note 10 – Commitments and contingencies:

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $97,000 for each of the years ended December 31, 2017 and 2016.  The rent expense is included in the Company’s statements of operations as a selling and administrative expense.

The Company also leases a 15,000 square foot warehouse from an unrelated third party in Montgomery, Alabama near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. The Company pays monthly rent of $4,375 under the lease.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

Year ending December 31,
2018	$126,689
2019	97,985
2020	99,945
2021	101,944
2022	103,983
Thereafter	106,062
Total	$636,608

Note 11 - Stock options and awards:

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock During the years ended December 31, 2017 and 2016, the Company issued stock awards under the Plan aggregating 79,100 and 142,000 shares of common stock, respectively, to officers, key employees, directors and a consultant of an affiliated company. Following the withholding of an aggregate of 5,500 and 3,918 shares of common stock, respectively, in connection with a net exercise feature of the Plan, 73,600 and 138,082 shares were delivered to the award recipients, for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, 343,400 shares remained available for future issuance under the Plan.  The shares vested immediately upon issuance and were fully expensed in the period in which they were awarded. Compensation expense related to the stock awards was $324,145 and $305,780 for the years ended December 31, 2017 and 2016, respectively. The Company withheld shares in 2017 and 2016 that had a value of $22,468 and $8,424, respectively, for income tax withholding related to the awards. As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. Only non-qualified options granted under the Prior Plans were outstanding on December 31, 2017. Outstanding non-qualified options were granted to outside directors, have a 10-year term from the date of grant and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  There was no compensation expense attributable to stock options recognized during the years ended December 31, 2017 and 2016, and at December 31, 2017 and 2016, there was no unrecognized compensation cost related to share based compensation arrangements

During 2017, stock options to purchase an aggregate of 40,000 shares were exercised. The Company received a total of $26,400, withheld 5,957 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 34,043 shares to the option holders who exercised their options.

During 2016, stock options to purchase an aggregate of 30,000 shares were exercised. The Company received a total of $21,600, withheld 4,519 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 25,481 shares to the option holders who exercised their options.

The following tables provide information regarding outstanding options under the Company’s stock option plans at December 31, 2017 and 2016.  As used in the table below, “2002 NQ” refers to the Company’s 2002 Non-Qualified Stock Option Plan and “2008 NQ” refers to the Company’s 2008 Non-Qualified Stock Option Plan.

At December 31, 2017:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	1.0
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	2.4
		60,000	60,000	$1.15		1.5

At December 31, 2016:
Plan	Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
2002 NQ	12/17/07	40,000	40,000	1.32	12/16/17	1.0
2008 NQ	1/11/09	40,000	40,000	0.69	1/10/19	2.1
2008 NQ	4/26/10	20,000	20,000	2.07	4/25/20	3.4
		100,000	100,000	$1.22		1.9

The following table provides information relating to stock option transactions during the years ended December 31, 2017 and 2016:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	100,000	$1.22	130,000	$1.19
Options exercised	(40,000)	1.32	(30,000)	1.08
Total	60,000	$1.15	100,000	$1.22

Note 12 – Major customers:

The Company had net sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for each of the years ended December 31, 2017 and 2016.  Net sales to each of these two customers represented approximately 22.4% and 11.6% of consolidated net sales for 2017 and approximately 20.3% and 12.7% of consolidated net sales for 2016, respectively.

Note 13 – Litigation expense:

During the year ended December 31, 2016, the Company was engaged in litigation with a competitor in which each of the Company and the competitor claimed that the other was engaged in false advertising and related violations of law. Following a trial in which it was determined that neither party was liable to the other, the matter was concluded. The Company incurred professional fees and expenses relating to this matter of $1,146,000 during the year ended December 31, 2016. This amount is included in the Company’s statement of operations for the year ended December 31, 2016 as selling and administrative expenses. The matter concluded in 2016, and no expenses related to this litigation were incurred during the year ended December 31, 2017.

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

	Years Ended December 31,
	2017	2016
Earnings per common share –Basic

Net income	$2,603,534	$2,095,171

Weighted average number of common shares outstanding	9,190,429	9,059,966

Earnings per common share – Basic	$0.28	$0.23

Earnings per common share – Diluted

Net income	$2,603,534	$2,095,171

Weighted average number of common shares outstanding	9,190,429	9,059,966

Dilutive effect of employee stock-based awards	63,373	56,550
Weighted average number of common shares outstanding - assuming dilution	9,253,802	9,116,516

Earnings per common share - Diluted	$0.28	$0.23

The Company had no stock options outstanding at December 31, 2017 and 2016, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 15 – Cash Dividends:

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

Note -16 – Recent Accounting Pronouncements:

Accounting Guidance Adopted by the Company

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under previous guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Guidance Not Yet Adopted by the Company

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning January 1, 2018. The Company will use the full retrospective method. Management has evaluated our current revenue recognition process and reviewed active customer agreements and assessed that under ASU 2014-09 our performance obligation to our customers is satisfied when the goods are shipped and title of the goods is transferred, or in the case in which our inventory is held in consignment upon sale to a third party, when we are notified of sales by the consignee.   The timing of our revenue recognition will not change, however certain allowances given to customers primarily cooperative advertising will be considered a reduction of revenue instead of an advertising and promotion expense. This reclassification will not affect net income.

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

In November 2016, the FASB issued ASU 2016-18, which requires entities to present the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet if restricted cash and restricted cash equivalents are presented in a different line item in the balance sheet. The amendments of this Update, which should be applied using a retrospective transition method to each period presented, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard will change the presentation in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet exposures. Under current U.S. GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when losses are probable and have been incurred, generally considering only past events and current conditions in making these determinations. ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

Note -17 – Subsequent Event:

On March 19, 2018, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 16, 2018 to all shareholders of record on April 2, 2018. At the time of the filing of this report there were 9,254,580 shares of common stock outstanding; therefore, dividends aggregating $555,275 will be paid on April 16, 2018.

EXHIBIT INDEX

Unless otherwise noted, the file number of each referenced filing is 0-11102

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1.1	Business Loan Agreement, dated August 31, 2017, between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
10.1.2	Promissory Note, dated August 31, 2017, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
10.1.3	Letter, dated August 31, 2017, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
*10.1.4	Letter, dated December 20, 2017, from Regions Bank to the Company, regarding certain terms of the Business Loan Agreement.
10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3

Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).

10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.4	Ocean Bio-Chem, Inc. 2002 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.5	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.6.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.6.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.6.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*23	Consent of EisnerAmper LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

*     Filed herewith.

E-1