Form 10-Q
period 2018-03-31
OCEAN BIO CHEM INC
filed 2018-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

 or

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

At May 14, 2018, 9,254,580 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at March 31, 2018 (unaudited) and December 31, 2017	1

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2018 and 2017	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2018 and 2017	3

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2018 and 2017	4

	Notes to condensed consolidated financial statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II	Other Information:

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

	Signatures	20

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,294,648	$2,418,484
Trade accounts receivable less allowances of approximately $81,000 and $79,000, respectively	5,003,225	4,963,895
Receivables due from affiliated companies	1,259,215	1,584,365
Restricted cash	2,754,962	2,747,360
Inventories, net	9,967,891	9,074,426
Prepaid expenses and other current assets	1,050,716	1,013,213
Total Current Assets	22,330,657	21,801,743

Property, plant and equipment, net	9,646,877	9,291,667
Intangible assets, net	879,838	897,408
Total Assets	$32,857,372	$31,990,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt, net	$240,357	$240,017
Accounts payable - trade	1,929,019	1,807,120
Dividends payable	555,275	---
Accrued expenses payable	954,147	812,062
Total Current Liabilities	3,678,798	2,859,199

Deferred tax liability	297,886	153,895
Long-term debt, less current portion and debt issuance costs	4,020,118	4,081,793
Total Liabilities	7,996,802	7,094,887

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,254,580 shares issued and outstanding	92,546	92,546
Additional paid in capital	9,931,634	9,931,634
Accumulated other comprehensive loss	(291,517)	(288,051)
Retained earnings	15,127,907	15,159,802
Total Shareholders' Equity	24,860,570	24,895,931

Total Liabilities and Shareholders' Equity	$32,857,372	$31,990,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Net sales	$8,384,213		$8,220,554

Cost of goods sold	5,406,117		5,243,843

Gross profit	2,978,096		2,976,711

Operating Expenses:
Advertising and promotion	751,400		690,352
Selling and administrative	1,554,777		1,544,023
Total operating expenses	2,306,177		2,234,375

Operating income	671,919		742,336

Interest income (expense), net	7,386		(1,948)

Income before income taxes	679,305		740,388

Provision for income taxes	(155,925)		(236,464)

Net income	$523,380		$503,924

Earnings per common share – basic	$0.06		$0.06

Earnings per common share – diluted	$0.06		$0.05

Dividends declared per common share	$0.06	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Net income	$523,380	$503,924

Foreign currency translation adjustment	(3,466)	(1,559)

Comprehensive income	$519,914	$502,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018		2017
Cash flows from operating activities:

Net income		$523,380	$503,924
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization		238,984	246,596
Deferred income taxes		143,991	42,210
Other operating non-cash items		2,800	20,736

Changes in assets and liabilities:

Trade accounts receivable		(41,156)	148,143
Receivables due from affiliated companies		325,150	(625,660)
Inventories		(897,157)	(1,570,114)
Prepaid expenses and other current assets		(37,503)	178,534
Accounts payable – trade		121,899	1,034,827
Accrued expenses and income taxes payable		142,085	383,659
Net cash provided by operating activities		522,473	362,855

Cash flows from investing activities:
Purchases of property, plant and equipment		(571,720)	(904,552)
Net cash used in investing activities		(571,720)	(904,552)

Cash flows from financing activities:
Payments on long-term debt		(66,239)	(116,819)
Net cash used in financing activities		(66,239)	(116,819)

Effect of exchange rate on cash		(748)	(12,817)

Net decrease in cash and restricted cash		(116,234)	(671,333)

Cash and restricted cash at beginning of period		5,165,844	4,070,445
Cash and restricted cash at end of period		$5,049,610	$3,399,112

Supplemental disclosure of cash flow information:
Cash paid for interest during period		$6,374	$2,275
Cash paid for income taxes during period	$	---	$11,000

Cash		$2,294,648	$3,399,112
Restricted cash		2,754,962	---
Total cash and restricted cash		$5,049,610	$3,399,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted by the Company

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the full retrospective method, under which the Company applies the new guidance to each comparative period presented. Under the new guidance, our performance obligation to our customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. While the timing of the Company’s revenue recognition did not change, certain allowances provided by the Company to customers, primarily for cooperative advertising, are now considered a reduction of net sales instead of an advertising and promotion expense. This reclassification did not affect net income.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330) to simplify the measurement of inventory subsequent to its initial measurement and to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. The guidance in ASU 2015-11 (which applies to inventory that is measured using the first-in, first-out (FIFO) or average cost method, but not to inventory measured using the last-in, first-out (LIFO) or the retail inventory method), requires subsequent measurement of inventory to be at the lower of cost and net realizable value (rather than the lower of cost or market, as under current guidance).  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance effective January 1, 2017. The adaption of this standard did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance also requires disclosure of such amounts in the statements of cash flows or in the financial statement footnotes if restricted cash and restricted cash equivalents are presented in separate line items in the balance sheet. The Company adopted this guidance effective January 1, 2018. In accordance with the new guidance, the Company has included additional disclosures regarding its cash and restricted cash amounts in its statement of cash flows for each comparative period presented.

Accounting Guidance Not Yet Adopted by the Company

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which simplifies the quantitative test for goodwill impairment. Under current guidance, if a reporting unit’s carrying value exceeds its fair value, the entity must determine the implied value of goodwill. This determination is made by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole as if the reporting unit had just been acquired. Under the new guidance, a determination of the implied value of goodwill will no longer be required; a goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts that affect the collectability of financial assets. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s financial statements.

3.	INVENTORIES

The Company’s inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,341,844	$3,994,624
Finished goods	5,904,034	5,354,097
Inventories, gross	10,245,878	9,348,721

Inventory reserves	(277,987)	(274,295)

Inventories, net	$9,967,891	$9,074,426

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. Under the program, Company inventory is held at the customer’s warehouses. The Company manages the inventory levels at the warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $506,000 and $494,000 at March 31, 2018 and December 31, 2017, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

 The Company’s property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life	March 31, 2018	December 31, 2017

Land		$278,325	$278,325
Building and Improvements	30 years	5,248,064	4,673,409
Manufacturing and warehouse equipment	6-20 years	9,682,440	9,616,086
Office equipment and furniture	3-5 years	1,419,360	1,367,244
Leasehold improvements	10-15 years	567,898	567,898
Vehicles	3 years	10,020	10,020
Construction in process		5,081,279	5,197,780
Property, plant and equipment, gross		22,287,386	21,710,762

Less accumulated depreciation		(12,640,509)	(12,419,095)

Property, plant and equipment, net		$9,646,877	$9,291,667

Construction in progress at March 31, 2018 and December 31, 2017 includes $4,974,808 and $5,087,897, respectively, relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama. Depreciation totaled $221,414 (of which $177,655 is included in cost of goods sold and $43,759 is included in selling and administrative expenses) and $229,026 (of which $179,348 is included in cost of goods sold and $49,678 is included in selling and administrative expenses) for the three months ended March 31, 2018 and 2017, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

March 31, 2018

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$400,720	$222,013
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	83,739	76,261
Total intangible assets	$1,913,858	$1,034,020	$879,838

December 31, 2017

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$387,636	$235,097
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	79,253	80,747
Total intangible assets	$1,913,858	$1,016,450	$897,408

At March 31, 2018 and December 31, 2017, the trade names and trademarks are considered indefinite-lived. The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizer products) had a carrying value, net of amortization, of $222,013 at March 31, 2018 (of which $218,653 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021. The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $17,570 ($13,084 attributable to the patents and $4,486 attributable to the royalty rights) for each of the three months ended March 31, 2018 and 2017.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2018, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long term debt as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; and “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” For the four quarters ended March 31, 2018, the Company’s fixed charge coverage ratio was approximately 7.30 to 1.00, and at March 31, 2018, the Company’s debt to capitalization ratio was approximately 0.15 to 1.00. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At March 31, 2018 and December 31, 2017, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

7.	LONG TERM DEBT

Industrial Development Bond Financing

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

Through March 31, 2018, of the $4,500,000 proceeds of the Bond sale, approximately $1,699,000 has been applied to reimburse Kinpak for Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is deposited into a custodial account and will be drawn by Kinpak from time to time to fund additional expenditures related to the Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt issuance costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized in accordance with the effective interest method.

Capital Lease Obligations

At March 31, 2018 and December 31, 2017, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $44,000 and $50,000 at March 31, 2018 and December 31, 2017, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long-term debt at March 31, 2018 and December 31, 2017:

	Current Portion		Long Term Portion
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Obligations related to industrial development bond financing	$242,244	$240,395	$4,160,526	$4,222,241
Capitalized equipment leases	17,729	19,238	26,324	31,188
Total principal of long term debt	259,973	259,633	4,186,850	4,253,429
Debt issuance costs	(19,616)	(19,616)	(166,732)	(171,636)
Total long term debt	$240,357	$240,017	$4,020,118	$4,081,793

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending March 31,
2019	$259,973
2020	269,240
2021	264,414
2022	265,912
2023	274,307
Thereafter	3,112,977
Total	$4,446,823

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $820,000 and $747,000 during the three months ended March 31, 2018 and 2017, respectively, and fees for administrative services aggregated approximately $178,000 and $169,000 (including approximately $29,000 and $21,000, respectively, to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies) during the three months ended March 31, 2018 and 2017, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,259,000 and $1,584,000 at March 31, 2018 and December 31, 2017, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended March 31, 2018 and 2017. The research and development expenses are included in the statements of operations for the three months ended March 31, 2018 and 2017 as a selling and administrative expense. In addition, during the three months ended March 31, 2018 and 2017, the Company paid this entity $4,500 and $45,000, respectively, for providing charter boat services for marketing and entertainment of Company customers. The charter boat services are included in the statements of operations for the three months ended March 31, 2018 and 2017 as an advertising and promotion expense.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended March 31, 2018 and 2017, the Company paid an aggregate of approximately $188,000 and $195,000, respectively in insurance premiums on policies obtained through the insurance broker.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended March 31, 2018 and 2017.

The Company also leases a 15,000 square foot warehouse in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The lease commenced on August 1, 2016 and expires on July 31, 2018. Upon expiration of the lease, the Company plans to relocate the operations from the warehouse to Kinpak’s facilities, which are being expanded in connection with the Project. See Note 7 above. The Company pays monthly rent of $4,375 under the lease.

10.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share reflect additional dilution from potential common stock issuances upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted earnings per common share, as well as a reconciliation of the weighted average number of common shares outstanding to the weighted average number of shares outstanding on a diluted basis.

	Three Months Ended March 31,
	2018	2017
Earnings per common share –Basic and Diluted

Net income	$523,380	$503,924

Weighted average number of common shares outstanding	9,254,580	9,146,937

Earnings per common share – Basic	$0.06	$0.06

Earnings per common share – Diluted

Net income	$523,380	$503,924

Weighted average number of common shares outstanding	9,254,580	9,146,937

Dilutive effect of outstanding stock options	42,712	71,333

Weighted average number of common shares outstanding - assuming dilution	9,297,292	9,218,270

Earnings per common share - Diluted	$0.06	$0.05

The Company had no stock options outstanding at March 31, 2018 and 2017 that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during the three months ended March 31, 2018 and 2017, and at March 31, 2018, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2018 and 2017.

The following table provides information regarding outstanding stock options, all of which were granted under the Company’s 2008 Non-Qualified Stock Option Plan.

Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
1/11/09	40,000	40,000	$0.69	1/10/19	0.8
4/26/10	20,000	20,000	$2.07	4/25/20	2.1

	60,000	60,000	$1.15		1.2

12.	CASH DIVIDENDS

On March 19, 2018, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 16, 2018 to all shareholders of record on April 2, 2018.  On April 2, 2018, there were 9,254,580 shares of common stock outstanding;  therefore, dividends aggregating $555,275 were paid on April 16, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), anticipated demand in the second quarter of 2018, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," or "could," including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2017.

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

We are nearing completion of a project involving the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. At March 31, 2018, we have spent in aggregate approximately $5.6 million, and the total cost of the project is estimated to be approximately $6.0 million.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table provides a summary of our financial results for the three months ended March 31, 2018 and 2017:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$8,384,213	$8,220,554	2.0%	100.0%	100.0%
Cost of goods sold	5,406,117	5,243,843	3.1%	64.5%	63.8%
Gross profit	2,978,096	2,976,711	0.0%	35.5%	36.2%
Advertising and promotion	751,400	690,352	8.8%	9.0%	8.4%
Selling and administrative	1,554,777	1,544,023	0.7%	18.5%	18.8%
Operating income	671,919	742,336	(9.5)%	8.0%	9.0%
Interest income (expense), net	7,386	(1,948)	N/A	0.1%	0.0%
Provision for income taxes	(155,925)	(236,464)	(34.1)%	1.9%	2.9%
Net income	$523,380	$503,924	3.9%	6.2%	6.1%

Net sales for the three months ended March 31, 2018 increased by approximately $163,000, or 2.0%, as compared to the three months ended March 31, 2017.

Cost of goods sold increased by approximately $162,000, or 3.1%, during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  The increase in cost of goods sold is a result of higher sales volume, a less favorable mix of products sold and an increase in manufacturing expenses.

Gross profit increased by approximately $1,000 for the three months ended March 31, 2018, as compared to the same period in 2017. As a percentage of net sales, gross profit was approximately 35.5% and 36.2% for the three month periods ended March 31, 2018 and 2017, respectively. The decrease in gross profit as a percentage of net sales reflects the increase in cost of goods sold described above.

Advertising and promotion expenses increased by approximately $61,000, or 8.8%, during the three months ended March 31, 2018, as compared to the same period in 2017.  As a percentage of net sales, advertising and promotion expense was approximately 9.0% for the three months ended March 31, 2018 compared to approximately 8.4% for the same period in 2017.  The increase is principally a result of increased advertising on recreational boating and fishing television programs.

Selling and administrative expenses increased by approximately $11,000, or 0.7%, during the three months ending March 31, 2018, as compared to the same period in 2017.  As a percentage of net sales, selling and administrative expenses decreased to 18.5% for the three months ended March 31, 2018, compared to 18.8% for the same period in 2017.

Interest income (expense), net – Interest income for the three months ended March 31, 2018 was approximately $7,000; for the three months ended March 31, 2017, interest expense, net was approximately $1,900. Interest income for the three months ended March 31, 2018 was generated principally by a custodial account in which a portion of the proceeds of the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities were deposited pending our utilization of such funds in connection with the expansion. In addition, because the construction period with respect to the expansion of Kinpak’s facilities was ongoing during the quarter ended March 31, 2018, interest incurred with respect to our obligations under the related industrial development bond financing was capitalized and not charged to interest expense. Once the expanded facilities are placed into service, interest incurred will be charged to interest expense.

Provision for income taxes income taxes – Our income tax provision for the three months ended March 31, 2018 was approximately $156,000, or 23.0% of our pretax income, compared to approximately $236,000, or 31.9% of pretax income, for the same period in 2017. The lower 2018 tax rate reflects the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act.

Liquidity and capital resources:

Our cash balance was approximately $2,295,000 at March 31, 2018 compared to approximately $2,418,000 at December 31, 2017. In addition, we had restricted cash of approximately $2,755,000 and $2,747,000 at March 31, 2018 and December 31, 2017, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional expenditures in connection with the expansion of Kinpak’s manufacturing, warehouse and distribution facilities. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$522,473	$362,855
Net cash used in investing activities	(571,720)	(904,552)
Net cash used in financing activities	(66,239)	(116,819)
Effect of exchange rate fluctuations on cash	(748)	(12,817)
Net decrease in cash and restricted cash	$(116,234)	$(671,333)

Net cash provided by operating activities for the three months ended March 31, 2018 increased by approximately $160,000 or 44.0%, as compared to net cash provided by operating activities for the three months ended March 31, 2017. The comparative increase is attributable to an increase in net income plus noncash expenses totaling approximately $96,000 and changes in working capital (excluding cash) of approximately $64,000 during the three months ended March 31, 2018.

Net trade accounts receivable at March 31, 2018 aggregated approximately $5,003,000, an increase of approximately $39,000 or 0.8% as compared to approximately $4,964,000 in net trade accounts receivable outstanding at December 31, 2017.  Receivables due from affiliated companies aggregated approximately $1,259,000 at March 31, 2018, a decrease of approximately $325,000, or 20.5%, from receivables due from affiliated companies of approximately $1,584,000 at December 31, 2017. The decrease reflects payments to us by the affiliated companies during the three months ended March 31, 2018.

Inventories, net were approximately $9,968,000 and $9,074,000 at March 31, 2018 and December 31, 2017, respectively, representing an increase of approximately $894,000 or 9.8% during the three months ended March 31, 2017. The 2018 increase in inventories reflects anticipated demand in the second quarter of 2018.

Net cash used in investing activities for the three months ended March 31, 2018 decreased by approximately $333,000 as compared to the three months ended March 31, 2017. Expenditures in both periods are primarily attributable to the expenditures related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. See “Overview” above for additional information.

Net cash used in financing activities for the three months ended March 31, 2018 decreased by approximately $51,000, or 43.3%, as compared to the three months ended March 31, 2017. The cash used in the 2018 period reflects payments used to reduce the principal under the industrial development bond issued in connection with the financing for expansion of Kinpak’s manufacturing, warehouse and distribution facilities, while the cash used in the 2017 period includes principal payments on a term loan that was paid in full on July 6, 2017.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At March 31, 2018 and December 31, 2017, we had outstanding balances of approximately $4,403,000 and $4,463,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing and no borrowings under our revolving credit facility. The loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants requiring a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA (as defined in the agreement) for the four most recently completed fiscal quarters minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long-term debt (as defined in the agreement) as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1 as of the end of each fiscal quarter. The agreement relating to the revolving line of credit generally defines “long term debt”  as  “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” Our guarantee of Kinpak’s obligations related to the industrial development bond financing effectively is subject to substantially the same financial covenants. For the three months ended March 31, 2018, the Company’s fixed charge coverage ratio was approximately 7.30 to 1.00, and at March 31, 2018, the Company’s debt to capitalization ratio was approximately 0.15 to 1.00.

In addition to the industrial development bond financing and the revolving line of credit, we have obtained financing through capital leases for office equipment, totaling approximately $44,000 and $50,000 at March 31, 2018 and December 31, 2017, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the three months ended March 31, 2018, we recorded $3,466 in foreign currency translation adjustments (decreasing shareholders’ equity by $3,466).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, our current revolving line of credit or a renewal or replacement of the facility.  However, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit, which expires on August 31, 2018.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I -Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2018	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 15, 2018	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

