Form 10-Q
period 2018-06-30
OCEAN BIO CHEM INC
filed 2018-08-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At August 13, 2018, 9,258,580 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2018 and 2017	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2018 and 2017	3

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2018 and 2017	4

	Notes to condensed consolidated financial statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information:

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

	Signatures	21

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$922,985	$2,418,484
Trade accounts receivable less allowances of approximately $152,000 and $79,000, respectively	9,071,740	4,963,895
Receivables due from affiliated companies	887,681	1,584,365
Restricted cash	2,765,346	2,747,360
Inventories, net	10,133,830	9,074,426
Prepaid expenses and other current assets	1,118,583	1,013,213
Total Current Assets	24,900,165	21,801,743

Property, plant and equipment, net	9,730,198	9,291,667
Intangible assets, net	862,268	897,408
Total Assets	$35,492,631	$31,990,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$242,344	$240,017
Revolving line of credit	1,100,000	---
Accounts payable - trade	2,545,561	1,807,120
Accrued expenses payable	1,369,855	812,062
Total Current Liabilities	5,257,760	2,859,199

Deferred tax liability	280,813	153,895
Long-term debt, less current portion and debt issuance costs	3,958,645	4,081,793
Total Liabilities	9,497,218	7,094,887

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,258,580 and 9,254,580 shares issued and outstanding	92,586	92,546
Additional paid in capital	9,945,464	9,931,634
Accumulated other comprehensive loss	(291,895)	(288,051)
Retained earnings	16,249,258	15,159,802
Total Shareholders’ Equity	25,995,413	24,895,931

Total Liabilities and Shareholders’ Equity	$35,492,631	$31,990,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$11,398,539	$9,622,442	$19,782,752	$17,842,996

Cost of goods sold	6,744,504	5,565,852	12,150,621	10,809,695

Gross profit	4,654,035	4,056,590	7,632,131	7,033,301

Operating Expenses:
Advertising and promotion	893,744	672,335	1,645,144	1,362,687
Selling and administrative	2,289,070	1,983,838	3,843,847	3,527,861
Total operating expenses	3,182,814	2,656,173	5,488,991	4,890,548

Operating income	1,471,221	1,400,417	2,143,140	2,142,753

Other expense
Interest, net (expense)	(33,670)	(942)	(26,284)	(2,890)

Income before income taxes	1,437,551	1,399,475	2,116,856	2,139,863

Provision for income taxes	(316,200)	(446,963)	(472,125)	(683,427)

Net income	$1,121,351	$952,512	$1,644,731	$1,456,436

Earnings per common share – basic and diluted	$0.12	$0.10	$0.18	$0.16

Dividends declared per common share	$0.00	$0.06	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Income	$1,121,351	$952,512	$1,644,731	$1,456,436
Foreign currency translation adjustment	(378)	759	(3,844)	(800)

Comprehensive income	$1,120,973	$953,271	$1,640,887	$1,455,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:

Net income	$1,644,731	$1,456,436
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	522,513	487,442
Deferred income taxes	126,918	30,019
Stock based compensation	13,870	17,360
Provision for bad debts	74,872	26,801
Other operating non-cash items	246	4,612

Changes in assets and liabilities:

Trade accounts receivable	(4,182,717)	(1,336,219)
Receivables due from affiliated companies	696,684	(120,743)
Inventories	(1,063,096)	(1,614,440)
Prepaid expenses and other current assets	(105,370)	281,382
Accounts payable – trade	738,441	717,835
Income taxes payable	---	25,108
Accrued expenses payable	557,793	142,422
Net cash (used in) provided by operating activities	(975,115)	118,015

Cash flows from investing activities:
Purchases of property, plant and equipment	(916,096)	(2,533,577)
Net cash used in investing activities	(916,096)	(2,533,577)

Cash flows from financing activities:
Payments on long-term debt	(130,629)	(231,505)
Borrowings on revolving line of credit	1,100,000	---
Dividends paid to common shareholders	(555,275)	(549,255)
Net cash provided by (used in) financing activities	414,096	(780,760)

Effect of exchange rate on cash	(398)	(6,053)

Net decrease in cash and restricted cash	(1,477,513)	(3,202,375)

Cash and restricted cash at beginning of period	5,165,844	4,070,445
Cash and restricted cash at end of period	$3,688,331	$868,070

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$35,987	$3,546
Cash paid for income taxes during period	$364,000	$628,300

Cash	$922,985	$868,070
Restricted cash	2,765,346	---
Total cash and restricted cash	$3,688,331	$868,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Accounting Guidance Adopted by the Company

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the full retrospective method, under which the Company applies the new guidance to each comparative period presented. Under the new guidance, the Company’s performance obligation to its customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. While the timing of the Company’s revenue recognition did not change, certain allowances provided by the Company to customers, primarily for cooperative advertising, are now considered a reduction of net sales instead of an advertising and promotion expense. This reclassification did not affect net income.

In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance also requires disclosure of such amounts in the statements of cash flows or in the financial statement footnotes if restricted cash and restricted cash equivalents are presented in separate line items in the balance sheet. The Company adopted this guidance effective January 1, 2018. In accordance with the new guidance, the Company includes additional disclosures regarding its cash and restricted cash amounts in its statement of cash flows for each comparative period presented.

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

3.	INVENTORIES

The Company’s inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$4,546,710	$3,994,624
Finished goods	5,865,107	5,354,097
Inventories, gross	10,411,817	9,348,721

Inventory reserves	(277,987)	(274,295)

Inventories, net	$10,133,830	$9,074,426

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  Under the program, Company inventory is held at the customer’s warehouses. The Company manages the inventory levels at the warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $484,000 and $494,000 at June 30, 2018 and December 31, 2017, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life	June 30, 2018	December 31, 2017

Land		$278,325	$278,325
Building and Improvements	30 years	9,315,217	4,673,409
Manufacturing and warehouse equipment	6-20 years	10,257,069	9,616,086
Office equipment and furniture	3-5 years	1,770,757	1,367,244
Leasehold improvements	10-15 years	571,483	567,898
Vehicles	3 years	10,020	10,020
Construction in process		428,891	5,197,780
Property, plant and equipment, gross		22,631,762	21,710,762

Less accumulated depreciation		(12,901,564)	(12,419,095)

Property, plant and equipment, net		$9,730,198	$9,291,667

Construction in progress at June 30, 2018 and December 31, 2017 includes $350,202 and $5,087,897, respectively, relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama. Depreciation expense totaled $261,055 (of which $219,516 is included in cost of goods sold and $41,539 is included in selling and administrative expenses) and $223,275 (of which $174,022 is included in cost of goods sold and $49,253 is included in selling and administrative expenses) for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense totaled $482,469 (of which $397,171 is included in cost of goods sold and $85,298 is included in selling and administrative expenses) and $452,301 (of which $353,370 is included in cost of goods sold and $98,931 is included in selling and administrative expenses) for the six months ended June 30, 2018 and 2017, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

June 30, 2018

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$413,804	$208,929
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	88,225	71,775
Total intangible assets	$1,913,858	$1,051,590	$862,268

December 31, 2017

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$387,636	$235,097
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	79,253	80,747
Total intangible assets	$1,913,858	$1,016,450	$897,408

At June 30, 2018 and December 31, 2017, the trade names and trademarks are considered indefinite-lived. The patents (the most significant of which (the “ClO2 Patents”) relate to a device for producing chlorine dioxide (ClO2) that is incorporated into the Company’s disinfectant, sanitizer and deodorizer products) had a carrying value, net of amortization, of $208,929 at June 30, 2018 (of which $205,791 is attributable to the ClO2 Patents). The ClO2 Patents expire in 2022 and the other patents expire in 2021. The royalty rights (which the Company purchased from an unaffiliated entity that previously owned the ClO2 Patents and retained the royalty rights after selling the patents) expire in December 2021 and are amortized on a straight line basis over their remaining useful lives.

Amortization expense related to intangible assets was $17,570 ($13,084 attributable to the patents and $4,486 attributable to the royalty rights) for each of the three months ended June 30, 2018 and 2017, and $35,140 ($26,168 attributable to the patents and $8,972 attributable to the royalty rights) for each of the six months ended June 30, 2018 and 2017.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2018, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are secured by, among other things, the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long term debt as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; and “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” At June 30, 2018, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares. At June 30, 2018 and December 31, 2017, the Company had $1,100,000 and $0 borrowings, respectively, under the revolving line of credit provided by the Business Loan Agreement.

The Business Loan Agreement terminates on August 31, 2018. The Company is engaged in negotiations with its principal lending bank regarding its revolving credit facility, and expects to enter into an agreement with the bank for a renewal or replacement of its existing facility. However, the Company cannot assure that its negotiations will be successful.

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

Through June 30, 2018, of the $4,500,000 proceeds of the Bond sale, approximately $1,704,000 has been applied to reimburse Kinpak for Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt issuance costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized in accordance with the effective interest method.

Capital Lease Obligations

At June 30, 2018 and December 31, 2017, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $39,000 and $50,000 at June 30, 2018 and December 31, 2017, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long-term debt at June 30, 2018 and December 31, 2017:

	Current Portion		Long Term Portion
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Obligations related to industrial development bond financing	$244,150	$240,395	$4,099,036	$4,222,241
Capitalized equipment leases	17,810	19,238	21,437	31,188
Total principal of long term debt	261,960	259,633	4,120,473	4,253,429
Debt issuance costs	(19,616)	(19,616)	(161,828)	(171,636)
Total long term debt	$242,344	$240,017	$3,958,645	$4,081,793

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending June 30,
2019	$261,960
2020	271,294
2021	261,464
2022	268,003
2023	276,465
Thereafter	3,043,247
Total	$4,382,433

8.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2018 and 2017, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $369,000 and $539,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $1,189,000 and $1,286,000 for the six months ended June 30, 2018 and 2017, respectively. Fees for administrative services aggregated approximately $251,000 and $260,000 (including approximately $24,000 and $28,000, respectively, to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies) during the three months ended June 30, 2018 and 2017, respectively.  Fees for administrative services aggregated approximately $429,000 for each of the six month periods ended June 30, 2018 and 2017 (including approximately $53,000 and $49,000, respectively, to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies).  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $888,000 and $1,584,000 at June 30, 2018 and December 31, 2017, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended June 30, 2018 and 2017, and $21,000 for such services during each of the six month periods ended June 30, 2018 and 2017. The research and development expenses are included in the statements of operations for the three and six months ended June 30, 2018 and 2017 as a selling and administrative expense. In addition, during the three months ended June 30, 2018 and 2017, the Company paid this entity $6,000 and $0, respectively, for providing charter boat services for marketing and entertainment of Company customers, and $10,500 and $45,000 for such services during the six months ended June 30, 2018 and 2017. The charter boat services are included in the statements of operations for the three and six months ended June 30, 2018 and 2017 as an advertising and promotion expense. During the three and six months ended June 30, 2018, the Company also paid this entity $21,000 for the production of television commercials, which will be expensed over a twelve month period ending on March 31, 2019.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  See Note 9 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended June 30, 2018 and 2017, the Company paid an aggregate of approximately $261,000 and $244,000, respectively, and during the six months ended June 30, 2018 and 2017, the Company paid an aggregate of approximately $449,000 and $439,000, respectively, in insurance premiums on policies obtained through the insurance broker.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $25,000 for each of the three months ended June 30, 2018 and 2017 and was approximately $49,000 for each of the six months ended June 30, 2018 and 2017.

The Company also leased a 15,000 square foot warehouse in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The Company paid monthly rent of $4,375 under the lease, which commenced on August 1, 2016 and expired on July 31, 2018. The Company has relocated the brush fabrication and assembly operations from the leased warehouse to Kinpak’s facilities, which are being expanded in connection with the Project. See Note 7 above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per common share – Basic

Net income	$1,121,351	$952,512	$1,644,731	$1,456,436

Weighted average number of common shares outstanding	9,256,206	9,154,768	9,255,398	9,150,874

Earnings per common share – Basic	$0.12	$0.10	$0.18	$0.16

Earnings per common share – Diluted

Net income	$1,121,351	$952,512	$1,644,731	$1,456,436

Weighted average number of common shares outstanding	9,256,206	9,154,768	9,255,398	9,150,874

Dilutive effect of employee stock-based awards	40,483	66,807	41,638	69,097

Weighted average number of common shares outstanding - Diluted	9,296,689	9,221,575	9,297,036	9,219,971

Earnings per common share – Diluted	$0.12	$0.10	$0.18	$0.16

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2018 and 2017, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 Stock compensation expense during the three and six months ended June 30, 2018 and 2017 was $13,870 and $17,360, respectively, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. There is no unrecognized compensation expense related to stock options.

The following table provides information regarding outstanding stock options, all of which were granted under the Company’s 2008 Non-Qualified Stock Option Plan.

Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
1/11/09	40,000	40,000	$0.69	1/10/19	0.5
4/26/10	20,000	20,000	$2.07	4/25/20	1.8

	60,000	60,000	$1.15		1.0

12.	CASH DIVIDENDS

On March 19, 2018, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 16, 2018 to all shareholders of record on April 2, 2018.  There were 9,254,580 shares of common stock outstanding on April 2, 2018; therefore, dividends aggregating $555,275 were paid on April 16, 2018.

On April 13, 2017, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on May 11, 2017 to all shareholders of record on April 27, 2017.  There were 9,154,243 shares of common stock outstanding on April 27, 2018; therefore, dividends aggregating $549,255 were paid on May 11, 2017.

13.	MAJOR CUSTOMERS

During the three months ended June 30, 2018 and 2017, the Company’s three largest customers in terms of net sales accounted for approximately 50.5% (26.0%, 14.3%, 10.2%) and 43.6% (20.8%, 12.2%, 10.6%), respectively, of the Company’s net sales, and during the six months ended June 30, 2018 and 2017 these customers accounted for approximately 43.6% (24.3%, 10.8%, 8.5%) and 42.2% (25.3%, 8.0%, 8.9%), respectively, of the Company’s net sales.

At June 30, 2018 and December 31, 2017, trade accounts receivable due from the Company’s three largest customers constituted 67.7% (32.6%, 22.1%, 13.0%) and 36.9% (14.0%, 11.5%, 11.4%) of the Company’s outstanding trade accounts receivable. In February 2018, the Company changed payment terms for its largest customer from 30 days to 90 days.

14.	SUBSEQUENT EVENT

Pursuant to an asset acquisition agreement dated July 13, 2018, the Company acquired assets of Snappy Marine, Inc., a Florida corporation that marketed and distributed Snappy Teak – NU®, a cleaning product for teak decks on boats (“Snappy Marine”). The acquired assets consist of, among other things, Snappy Marine’s trademarks, tradenames and other intellectual property used in its business, including trademarks with respect to “Snappy Marine®” and “Snappy Teak – NU®,” specified marketing, sales and distribution contracts. In addition, the Company acquired limited quantities of product inventory and raw materials. The purchase price for the assets set forth in the asset purchase agreement is $1,358,882. The Company paid $345,882 to Snappy Marine at the closing of the transaction and deposited an additional $13,000 in escrow; the escrow amount may be used by the Company to procure registrations with respect to certain intellectual property rights. Any unused escrow amounts generally will be provided to Snappy Marine. In addition, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the note, $930,528 is recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, will be charged to interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period commencing on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid. Under circumstances set forth in the asset purchase agreement, the Company may be obligated to pay certain customer refunds, price adjustments and warranty claims asserted through January 31, 2019 with regard to teak products sold by Snappy Marine.  The Company may offset such payments against amounts payable under the promissory note, subject to an aggregate maximum offset of $25,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), anticipated demand for antifreeze products in the third and fourth quarters of 2018, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, our ability to renew or replace our revolving line of credit facility, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; advertising and promotional efforts; unanticipated difficulties in negotiations relating to a renewal or replacement of our revolving credit agreement; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates, prices for raw materials that are petroleum or chemical based and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2017.

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

We are nearing completion of a project involving the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. At June 30, 2018, we have spent an aggregate of approximately $5.8 million, and the total cost of the project is estimated to be approximately $6.7 million.

Pursuant to an asset acquisition agreement dated July 13, 2018, we acquired assets of Snappy Marine, Inc., a Florida corporation (“Snappy Marine”) that has marketed and distributed Snappy Teak – NU®, a cleaning product for teak decks on boats. The assets include, among other things, specified intellectual property, marketing, sales and distribution contracts, and limited quantities of inventory and raw materials. See Note 14 to the condensed consolidated financial statements included in this report for additional information. For a number of years prior to the transaction, we manufactured and blended components of Snappy Teak – NU® Snappy Marine.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table provides a summary of our financial results for the three months ended June 30, 2018 and 2017:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$11,398,539	$9,622,442	18.5%	100.0%	100.0%
Cost of goods sold	6,744,504	5,565,852	21.2%	59.2%	57.8%
Gross profit	4,654,035	4,056,590	14.7%	40.8%	42.2%
Advertising and promotion	893,744	672,335	32.9%	7.8%	7.0%
Selling and administrative	2,289,070	1,983,838	15.4%	20.1%	20.6%
Operating income	1,471,221	1,400,417	5.1%	12.9%	14.6%
Interest, net (expense)	(33,670)	(942)	N/A	0.3%	0.0%
Provision for income taxes	(316,200)	(446,963)	(29.3)%	2.8%	4.6%
Net income	$1,121,351	$952,512	17.7%	9.8%	9.9%

Net sales for the three months ended June 30, 2018 increased by approximately $1,776,000, or 18.5%, as compared to the three months ended June 30, 2017. The increase in net sales is principally a result of increased sales of Star brite® branded marine products and increased private label sales to large national retailers.

Cost of goods sold increased by approximately $1,179,000, or 21.2%, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase in cost of goods sold is primarily a result of higher sales volume. To a lesser extent, the increase reflects greater overtime compensation paid to employees in order to accommodate the higher level of sales, as well as other increased manufacturing costs.

Gross profit increased by approximately $597,000 for the three months ended June 30, 2018, as compared to the same period in 2017. Gross profit increased due to our higher sales volumes. As a percentage of net sales, gross profit was approximately 40.8% and 42.2% for the three month periods ended June 30, 2018 and 2017, respectively. The decrease in gross profit as a percentage of net sales is principally due to our sales mix which included a greater proportion of lower margin private label sales, and to volume discounts we provided to a large customer based on the volume of the customer’s purchases of Star brite® branded products during the second quarter of 2018. The decrease in gross profit as a percentage of net sales also reflected the factors addressed in the discussion of cost of goods sold above.

Advertising and promotion expenses increased by approximately $221,000, or 32.9%, during the three months ended June 30, 2018, as compared to the same period in 2017. The increase is principally a result of increased internet, magazine, and television advertising, as well as greater cooperative advertising with certain customers. As a percentage of net sales, advertising and promotion expenses increased to 7.8% for the three months ended June 30, 2018, from 7.0% for the same period in 2017.

Selling and administrative expenses increased by approximately $305,000, or 15.4%, during the three months ending June 30, 2018, as compared to the same period in 2017. The increase in selling and administrative expenses is principally a result of higher employee compensation, higher sales commissions due to increased sales, and an increase in noncash expenses, principally reflecting an increase in deferred tax expense and in depreciation and amortization expense. As a percentage of net sales, selling and administrative expenses decreased to 20.1% for the three months ended June 30, 2018, from 20.6% for the same period in 2017

Interest, net (expense) – Interest expense for the three months ended June 30, 2018 increased by approximately $33,000, as compared to the three months ended June 30, 2017. The increase principally results from interest incurred with respect to our obligations under the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities.

Provision for income taxes – Our income tax provision for the three months ended June 30, 2018 was approximately $316,000, or 22.0% of our pretax income, compared to approximately $447,000, or 31.9% of pretax income, for the same period in 2017. The lower 2018 tax rate reflects the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table provides a summary of our financial results for the six months ended June 30, 2018 and 2017:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$19,782,752	$17,842,996	10.9%	100.0%	100.0%
Cost of goods sold	12,150,621	10,809,695	12.4%	61.4%	60.6%
Gross profit	7,632,131	7,033,301	8.5%	38.6%	39.4%
Advertising and promotion	1,645,144	1,362,687	20.7%	8.3%	7.6%
Selling and administrative	3,843,847	3,527,861	9.0%	19.4%	19.8%
Operating income	2,143,140	2,142,753	0.0%	10.8%	12.0%
Interest, net (expense)	(26,284)	(2,890)	809.5%	0.1%	0.0%
Provision for income taxes	(472,125)	(683,427)	(30.9)%	2.4%	3.8%
Net income	$1,644,731	$1,456,436	12.9%	8.3%	8.2%

Net sales for the six months ended June 30, 2018 increased by approximately $1,940,000, or 10.9%, as compared to the six months ended June 30, 2017. The increase primarily reflects higher sales of Star brite® branded products and increased private label sales to large national retailers.

Cost of goods sold increased by approximately $1,341,000, or 12.4%, during the six months ended June 30, 2018 as compared to the same period in 2017.  The increase in cost of goods sold is principally a result of higher sales volume and, to a lesser extent, increased manufacturing costs.

Gross profit increased by approximately $599,000, or 8.5%, during the six months ended June 30, 2018 as compared to the same period in 2017. Gross profit increased due to higher sales volume. As a percentage of net sales, gross profit was approximately 38.6% and 39.4% for the six month periods ended June 30, 2018 and 2017, respectively. The change in gross profit percentage during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily a result of our sales mix, which included an increased proportion of private label sales.

Advertising and promotion expenses increased by approximately $282,000, or 20.7%, during the six months ended June 30, 2018, as compared to the same period in 2017. The increase is principally a result of increased internet, magazine, and television advertising, as well as greater cooperative advertising with certain customers. As a percentage of net sales, advertising and promotion expenses increased to approximately 8.3% for the six months ended June 30, 2018, from 7.6% for the same period in 2017.

Selling and administrative expenses increased by approximately $316,000, or 9.0%, during the six months ended June 30, 2018, as compared to the same period in 2017. The increase in selling and administrative expenses is principally a result of higher employee compensation due to increased headcount and higher salaries, higher sales commissions as a result of increased sales, and an increase in noncash expenses, principally reflecting an increase in deferred tax expense and in depreciation and amortization expense. As a percentage of net sales, selling and administrative expenses decreased to 19.4% for the six months ended June 30, 2018, from 19.8% for the same period in 2017.

Interest, net (expense) – Interest expense for the six months ended June 30, 2018 increased by approximately $23,000, as compared to the six months ended June 30, 2017. The increase principally results from interest incurred with respect to our obligations under the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities.

Provision for income taxes – Our income tax provision for the six months ended June 30, 2018 was approximately $472,000, or 22.3% of our pretax income, compared to approximately $683,000, or 31.9% of pretax income, for the same period in 2017. The lower 2018 tax rate reflects the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act.

Liquidity and capital resources:

Our cash balance was approximately $923,000 at June 30, 2018 compared to approximately $2,418,000 at December 31, 2017. In addition, we had restricted cash of approximately $2,765,000 and $2,747,000 at June 30, 2018 and December 31, 2017, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional expenditures in connection with the expansion of Kinpak’s manufacturing, warehouse and distribution facilities. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(975,115)	$118,015
Net cash used in investing activities	(916,096)	(2.533,577)
Net cash provided by (used in) financing activities	414,096	(780,760)
Effect of exchange rate fluctuations on cash	(398)	(6,053)
Net decrease in cash and restricted cash	$(1,477,513)	$(3,202,375)

Net cash used by operating activities for the six months ended June 30, 2018 was approximately $975,000, as compared to net cash provided by operating activities of approximately $118,000 for the six months ended June 30, 2017. The change is principally a result of the increase in our trade accounts receivable during the 2018 period, partially offset by an increase in net income plus noncash expenses and changes in other components of working capital.

Net trade accounts receivable at June 30, 2018 aggregated approximately $9,072,000, an increase of approximately $4,108,000 or 82.8% as compared to approximately $4,964,000 in net trade accounts receivable outstanding at December 31, 2017.  The increase is principally a result of sales during the second quarter of 2018 and a change in payment terms to our largest customer from 30 days to 90 days, which became effective in February 2018. See Note 13 to the condensed consolidated financial statements included in this report for additional information regarding our largest customers. Receivables due from affiliated companies aggregated approximately $888,000 at June 30, 2018, a decrease of approximately $696,000, or 43.9%, from receivables due from affiliated companies of approximately $1,584,000 at December 31, 2017. The decrease reflects payments to us by the affiliated companies during the six months ended June 30, 2018.

Inventories, net were approximately $10,134,000 and $9,074,000 at June 30, 2018 and December 31, 2017, respectively, representing an increase of approximately $1,060,000 or 11.7% during the six months ended June 30, 2017. The 2018 increase in inventories reflects anticipated demand for antifreeze products in the third and fourth quarters of 2018.

Net cash used in investing activities for the six months ended June 30, 2018 decreased by approximately $1,617,000 or 63.8%, as compared to the six months ended June 30, 2017. Expenditures in both periods are primarily attributable to the expenditures related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. See “Overview” above for additional information.

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $414,000, as compared to net cash used in financing activities of approximately $781,000 during the six months ended June 30, 2017. The net cash provided by financing activities reflects $1,100,000 of borrowings under our revolving line of credit during the 2018 period; there were no such borrowings in the 2017 period. In both periods, we paid dividends and made payments on long term debt.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At June 30, 2018 and December 31, 2017, we had outstanding balances of approximately $4,343,000 and $4,463,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and borrowings of $1,100,000 and $0, respectively, under our revolving credit facility. The loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants requiring a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA (as defined in the agreement) for the four most recently completed fiscal quarters minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) current maturities of Company long-term debt (as defined in the agreement) as of the end of the most recent fiscal quarter plus scheduled interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1 as of the end of each fiscal quarter. The agreement relating to the revolving line of credit generally defines “long term debt”  as  “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations.” At June 30, 2018, the Company was in compliance with these financial covenants. Our guarantee of Kinpak’s obligations related to the industrial development bond financing effectively is subject to substantially the same financial covenants.

In addition to the industrial development bond financing and the revolving line of credit, we have obtained financing through capital leases for office equipment, totaling approximately $39,000 and $50,000 at June 30, 2018 and December 31, 2017, respectively.

The loan agreement pertaining to our revolving line of credit terminates on August 31, 2018. We are engaged in negotiations with our principal lending bank regarding our revolving credit facility, and expect to enter into an agreement with the bank for a renewal or replacement of the existing facility. However, we cannot assure that the negotiations will be successful.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the six months ended June 30, 2018, we recorded $3,844 in foreign currency translation adjustments (decreasing shareholders’ equity by $3,844).

During the past few years, we have introduced a number of new products. At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates. The effects of reduced inventory turnover have not been material to our overall operations. We believe that all required capital to maintain such increases will continue to be provided by operations and, if necessary, our current revolving line of credit or a renewal or replacement of the facility. However, as noted above, we cannot assure that we will be able to secure such a renewal or replacement of our revolving line of credit, which expires on August 31, 2018.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2018	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 14, 2018	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer

