Form 10-Q
period 2018-09-30
OCEAN BIO CHEM INC
filed 2018-11-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 14, 2018, 9,338,191 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2018 and 2017	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2018 and 2017	3

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2018 and 2017	4

	Notes to condensed consolidated financial statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information:

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

	Signatures	21

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,835,123	$2,418,484
Trade accounts receivable less allowances of approximately $214,000 and $79,000, respectively	10,792,379	4,963,895
Receivables due from affiliated companies	638,526	1,584,365
Restricted cash	2,562,725	2,747,360
Inventories, net	11,652,868	9,074,426
Prepaid expenses and other current assets	1,259,085	1,013,213
Total Current Assets	28,740,706	21,801,743

Property, plant and equipment, net	9,728,231	9,291,667
Intangible assets, net	2,113,690	897,408
Total Assets	$40,582,627	$31,990,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$420,779	$240,017
Revolving line of credit	2,750,000	---
Accounts payable - trade	3,409,146	1,807,120
Accrued expenses payable	1,557,213	812,062
Total Current Liabilities	8,137,138	2,859,199

Deferred tax liability	264,777	153,895
Long-term debt, less current portion and debt issuance costs	4,621,841	4,081,793
Total Liabilities	13,023,756	7,094,887

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,338,191 and 9,254,580 shares issued and outstanding	93,382	92,546
Additional paid in capital	10,235,827	9,931,634
Accumulated other comprehensive loss	(292,064)	(288,051)
Retained earnings	17,521,726	15,159,802
Total Shareholders’ Equity	27,558,871	24,895,931

Total Liabilities and Shareholders’ Equity	$40,582,627	$31,990,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$13,181,781	$11,335,078	$32,964,533	$29,178,074

Cost of goods sold	8,670,825	7,520,921	20,821,446	18,330,616

Gross profit	4,510,956	3,814,157	12,143,087	10,847,458

Operating Expenses:
Advertising and promotion	718,424	544,154	2,363,568	1,906,841
Selling and administrative	2,108,846	2,010,617	5,952,693	5,538,478
Total operating expenses	2,827,270	2,554,771	8,316,261	7,445,319

Operating income	1,683,686	1,259,386	3,826,826	3,402,139

Other expense
Interest expense, net	(52,921)	(259)	(79,205)	(3,149)

Income before income taxes	1,630,765	1,259,127	3,747,621	3,398,990

Provision for income taxes	(358,297)	(405,501)	(830,422)	(1,088,928)

Net income	$1,272,468	$853,626	$2,917,199	$2,310,062

Earnings per common share – basic	$0.14	$0.09	$0.32	$0.25

Earnings per common share – diluted	$0.14	$0.09	$0.31	$0.25

Dividends declared per common share	$—	$—	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income	$1,272,468	$853,626	$2,917,199	$2,310,062
Foreign currency translation adjustment	(169)	(120)	(4,013)	(920)

Comprehensive income	$1,272,299	$853,506	$2,913,186	$2,309,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:

Net income	$2,917,199		$2,310,062
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	849,772		726,126
Deferred income taxes	110,882		21,737
Stock based compensation	330,823		324,145
Provision for bad debts	77,732		61,116
Other operating non-cash items	42		(2,839)

Changes in assets and liabilities:

Trade accounts receivable	(5,906,216)		(3,576,111)
Receivables due from affiliated companies	945,839		(89,833)
Inventories	(2,582,134)		(1,529,362)
Prepaid expenses and other current assets	(245,872)		(72,218)
Accounts payable – trade	1,602,026		1,264,044
Income taxes payable	---		(1,447)
Accrued expenses payable	745,151		327,736
Net cash used in operating activities	(1,154,756)		(236,844)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,180,656)		(3,563,259)
Purchase of intangible assets	(376,722)		---
Net cash used in investing activities	(1,557,378)		(3,563,259)

Cash flows from financing activities:
Proceeds from long term debt	---		4,500,000
Payments on long-term debt	(224,430)		(275,220)
Borrowings on revolving line of credit	2,750,000		1,000,000
Payments for taxes related to net share settlements of stock awards	(25,794)		(22,468)
Dividends paid to common shareholders	(555,275)		(549,255)
Payments for debt issuance costs	---		(170,022)
Net cash provided by financing activities	1,944,501		4,483,035

Effect of exchange rate on cash	(363)		523

Net (decrease) increase in cash and restricted cash	(767,996)		683,455

Cash and restricted cash at beginning of period	5,165,844		4,070,445
Cash and restricted cash at end of period	$4,397,848		$4,753,900

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$78,013		$2,336
Cash paid for income taxes during period	$630,000		$1,157,400

Cash	$1,835,123		$1,320,287
Restricted cash	2,562,725		3,433,613
Total cash and restricted cash	$4,397,848		$4,753,900

Noncash investing and financing activities:
Issuance of note payable for asset acquisition	$1,000,000	$	---
Imputed interest	(69,472)		---
Principal portion of note payable issued for asset acquisition	$930,528	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

3.	INVENTORIES

The Company’s inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$4,861,236	$3,994,624
Finished goods	7,069,619	5,354,097
Inventories, gross	11,930,855	9,348,721

Inventory reserves	(277,987)	(274,295)

Inventories, net	$11,652,868	$9,074,426

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  Under the program, Company inventory is held at the customer’s warehouses. The Company manages the inventory levels at the warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $825,000 and $494,000 at September 30, 2018 and December 31, 2017, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

 The Company’s property, plant and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life	September 30, 2018	December 31, 2017

Land		$278,325	$278,325
Building and Improvements	30 years	9,548,922	4,673,409
Manufacturing and warehouse equipment	6-20 years	10,393,794	9,616,086
Office equipment and furniture	3-5 years	1,803,309	1,367,244
Leasehold improvements	10-15 years	571,483	567,898
Vehicles	3 years	10,020	10,020
Construction in process		285,565	5,197,780
Property, plant and equipment, gross		22,891,418	21,710,762

Less accumulated depreciation		(13,163,187)	(12,419,095)

Property, plant and equipment, net		$9,728,231	$9,291,667

Construction in progress at September 30, 2018 and December 31, 2017 includes $218,024 and $5,087,897, respectively, relating to the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama. Depreciation expense totaled $261,623 (of which $219,731 is included in cost of goods sold and $41,892 is included in selling and administrative expenses) and $221,115 (of which $175,142 is included in cost of goods sold and $45,973 is included in selling and administrative expenses) for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense totaled $744,092 (of which $616,902 is included in cost of goods sold and $127,190 is included in selling and administrative expenses) and $673,416 (of which $528,512 is included in cost of goods sold and $144,904 is included in selling and administrative expenses) for the nine months ended September 30, 2018 and 2017, respectively.

5.	SNAPPY MARINE ASSET ACQUISITION

Pursuant to an asset acquisition agreement dated July 13, 2018, the Company acquired assets of Snappy Marine, Inc., a Florida corporation that marketed and distributed Snappy Teak – NU®, a cleaning product for teak decks on boats (“Snappy Marine”). The acquired assets consist of, among other things, Snappy Marine’s trademarks, tradenames and other intellectual property used in its business, including trademarks with respect to “Snappy Marine®” and “Snappy Teak – NU®,” and specified marketing, sales and distribution contracts. In addition, the Company acquired limited quantities of product inventory and raw materials. The purchase price for the assets set forth in the asset purchase agreement is $1,358,882 ($1,350,000 for intellectual property and $8,882 for inventory). The Company paid $345,882 to Snappy Marine at the closing of the transaction on July 13, 2018 and deposited an additional $13,000 in escrow; the escrow amount may be used by the Company to procure registrations with respect to certain intellectual property rights. Any unused escrow amounts generally will be provided to Snappy Marine. In addition, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, will be recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid. Under circumstances set forth in the asset purchase agreement, the Company may be obligated to pay certain customer refunds, price adjustments and warranty claims asserted through January 31, 2019 with regard to teak products sold by Snappy Marine.  The Company may offset such payments against amounts payable under the promissory note, subject to an aggregate maximum offset of $25,000. In addition to the amounts paid to Snappy Marine, the Company also incurred $39,722 in legal costs directly related to the asset acquisition.

6.	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

September 30, 2018

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$426,888	$195,845
Trade names and trademarks	1,649,880	554,965	1,094,915
Customer list	525,663	21,903	503,760
Product formula	262,832	10,951	251,881
Royalty rights	160,000	92,711	67,289
Total intangible assets	$3,221,108	$1,107,418	$2,113,690

December 31, 2017

Intangible Asset	Cost	Accumulated Amortization	Net
Patents	$622,733	$387,636	$235,097
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	79,253	80,747
Total intangible assets	$1,913,858	$1,016,450	$897,408

On July 13, 2018, the Company acquired intangible assets related to the Snappy Marine Asset Acquisition (see note 5).

The allocated cost of the intangible assets acquired from Snappy Marine consists of the following:

Intangible Asset	Amount	Life
Trademarks and trade names	$518,755	20 years
Customer list	525,663	5 years
Product formula	262,832	5 years
Total intangible assets acquired from Snappy Marine	$1,307,250

Amortization expense related to intangible assets was $55,828 and $17,570 for the three months ended September 30, 2018 and 2017, and $90,968 and $52,710 for the nine months ended September 30, 2018 and 2017.

7.	REVOLVING LINE OF CREDIT

On August 31, 2018, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $6,000,000 or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the one month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. Eligible Accounts do not include, among other things, accounts receivable from affiliated entities.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At September 30, 2018, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

On August 31, 2017, the Company and Regions Bank entered into a Business Loan Agreement (the “Predecessor Agreement’), under which the Company was provided a revolving line of credit in the maximum amount of $6,000,000.  The Predecessor Agreement, as amended, was substantially similar to the Business Loan Agreement, with the following exceptions:  (i) if no demand for payment was made by Regions Bank, all outstanding amounts were due and payable one year from the date of the Predecessor Agreement; (ii) Interest on amounts borrowed under the Predecessor Agreement was payable monthly at the one month LIBOR rate plus 1.5% per annum, computed on a 365/360 basis.  The Predecessor Agreement expired on August 31, 2018 and was replaced by the Business Loan Agreement.

At September 30, 2018 and December 31, 2017, the Company had $2,750,000 and $0 borrowings, respectively, under the revolving line of credit provided by the Business Loan Agreement and the Predecessor Agreement.

8.	LONG TERM DEBT

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income. “Unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At September 30, 2018, the Company was in compliance with these financial covenants.

Through September 30, 2018, of the $4,500,000 proceeds of the Bond sale, approximately $1,918,000 has been applied to reimburse Kinpak for Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt issuance costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized in accordance with the effective interest method.

Other Long Term Obligations

In connection with the Company’s agreement to purchase the assets of Snappy Marine (see Note 5 above), the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, will be recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023.

At September 30, 2018 and December 31, 2017, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $34,000 and $50,000 at September 30, 2018 and December 31, 2017, respectively, mature on July 1, 2020 and carry an interest rate of 2%.

The following table provides information regarding the Company’s long-term debt at September 30, 2018 and December 31, 2017:

	Current Portion		Long Term Portion
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Obligations related to industrial development bond financing	$246,070	$240,395	$4,037,060	$4,222,241
Note payable related to asset acquisition	176,433	---	725,178	---
Capitalized equipment leases	17,892	19,238	16,527	31,188
Total principal of long term debt	440,395	259,633	4,778,765	4,253,429
Debt issuance costs	(19,616)	(19,616)	(156,924)	(171,636)
Total long term debt	$420,779	$240,017	$4,621,841	$4,081,793

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending September 30,
2019	$440,395
2020	451,589
2021	448,687
2022	462,388
2023	443,135
Thereafter	2,972,966
Total	$5,219,160

9.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2018 and 2017, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies. Sales to the affiliated companies aggregated approximately $344,000 and $239,000 during the three months ended September 30, 2018 and 2017, respectively, and approximately $1,533,000 and $1,525,000 for the nine months ended September 30, 2018 and 2017, respectively. Fees for administrative services aggregated approximately $224,000 and $261,000 (including approximately $23,000 and $29,000, respectively, to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies) during the three months ended September 30, 2018 and 2017, respectively.  Fees for administrative services aggregated approximately $653,000 and $690,000 for each of the nine month periods ended September 30, 2018 and 2017 (including approximately $76,000 and $78,000, respectively, to reimburse the Company for business related expenditures that it made on behalf of the affiliated companies).  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $639,000 and $1,584,000 at September 30, 2018 and December 31, 2017, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity $10,500 for research and development services for each of the three month periods ended September 30, 2018 and 2017, and $31,500 for such services during each of the nine month periods ended September 30, 2018 and 2017. The research and development expenses are included in the statements of operations for the three and nine months ended September 30, 2018 and 2017 as a selling and administrative expense. In addition, during the three months ended September 30, 2018 and 2017, the Company paid this entity $3,500 and $8,750, respectively, for providing charter boat services for marketing and entertainment of Company customers, and $14,000 and $53,750 for such services during the nine months ended September 30, 2018 and 2017. The charter boat services are included in the statements of operations for the three and nine months ended September 30, 2018 and 2017 as an advertising and promotion expense. During the nine months ended September 30, 2018, the Company also paid this entity $21,000 for the production of television commercials, which is being expensed over a twelve month period ending on March 31, 2019.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.  See Note 10 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended September 30, 2018 and 2017, the Company paid an aggregate of approximately $610,000 and $673,000, respectively, and during the nine months ended September 30, 2018 and 2017, the Company paid an aggregate of approximately $1,059,000 and $1,112,000, respectively, in insurance premiums on policies obtained through the insurance broker.

10.       COMMITMENTS AND CONTINGENCIES

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Rent expense under the lease was approximately $24,000 for each of the three months ended September 30, 2018 and 2017 and was approximately $73,000 for each of the nine months ended September 30, 2018 and 2017.

The Company also leased a 15,000 square foot warehouse in Montgomery, AL near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The Company paid monthly rent of $4,375 under the lease, which commenced on August 1, 2016 and expired on July 31, 2018. The Company has relocated the brush fabrication and assembly operations from the leased warehouse to Kinpak’s facilities, which have been expanded in connection with the Project. See Note 8 above.

11.	EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per common share – Basic

Net income	$1,272,468	$853,626	$2,917,199	$2,310,062

Weighted average number of common shares outstanding	9,269,704	9,220,401	9,260,219	9,174,305

Earnings per common share – Basic	$0.14	$0.09	$0.32	$0.25

Earnings per common share – Diluted

Net income	$1,272,468	$853,626	$2,917,199	$2,310,062

Weighted average number of common shares outstanding	9,269,704	9,220,401	9,260,219	9,174,305

Dilutive effect of employee stock-based awards	39,612	59,067	40,969	65,705

Weighted average number of common shares outstanding - Diluted	9,309,316	9,279,468	9,301,188	9,240,010

Earnings per common share – Diluted	$0.14	$0.09	$0.31	$0.25

The Company had no stock options outstanding during each of the three and nine month periods ended September 30, 2018 and 2017, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

12.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On May 25, 2018, as part of the Company’s regular compensation for its non-employee directors, the Company issued stock awards to the directors, aggregating 4,000 shares of Company common stock, under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

On September 11, 2018, a former director exercised a stock option to purchase 10,000 shares of stock. The Company withheld 1,490 shares in connection with the net exercise of the stock option by the former director and delivered 8,510 shares to the former director.

On September 19, 2018, the Company issued 71,101 shares of common stock to its officers and other employees (net of 6,299 shares retained by the Company as a result of tax withholding elections made by some of the recipients) as stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

Stock compensation expense during the three months ended September 30, 2018 and 2017 was $316,953 and $306,785, respectively, and during the nine months ended September 30, 2018 and 2017 was $330,823 and $324,145, respectively. At September 30, 2018, there was no unrecognized compensation expense related to stock options.

The following table provides information regarding outstanding stock options, all of which were granted under the Company’s 2008 Non-Qualified Stock Option Plan.

Date Granted	Shares Underlying Options Outstanding	Shares Underlying Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Term
1/11/09	30,000	30,000	$0.69	1/10/19	0.3
4/26/10	20,000	20,000	$2.07	4/25/20	1.6

	50,000	50,000	$1.24		0.8

13.	CASH DIVIDENDS

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

14.	MAJOR CUSTOMERS

During the three months ended September 30, 2018 and 2017, the Company’s four largest customers in terms of net sales accounted for approximately 52.1% (20.9%, 16.9%, 7.8%, 6.5%) and 51.1% (23.4%, 18.2%, 5.6%, 3.9%), respectively, of the Company’s net sales, and during the nine months ended September 30, 2018 and 2017 these customers accounted for approximately 50.5% (22.9%, 10.3%, 9.1%, 8.2%) and 50.1% (24.5%, 11.5%, 7.6%, 6.5%), respectively, of the Company’s net sales.

At September 30, 2018 and December 31, 2017, trade accounts receivable due from the Company’s four largest customers constituted 62.3% (25.1%, 17.0%, 10.3%, 9.9%) and 46.4% (14.0%, 11.5%, 11.4%, 9.5%) of the Company’s outstanding trade accounts receivable. In February 2018, the Company changed payment terms for its largest customer from 30 days to 90 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2017.

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

We have been engaged in a project involving the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. Construction of the facilities is largely complete, subject only to completion of a filling line, and we are conducting operations in the expanded facilities. Aside from the filling line, the only part of the project that has not been completed is the evaluation, purchase and installation of certain equipment. At September 30, 2018, we have spent an aggregate of approximately $5.9 million, and the total cost of the project is estimated to be approximately $6.7 million.

Pursuant to an asset acquisition agreement dated July 13, 2018, we acquired assets of Snappy Marine, Inc., a Florida corporation (“Snappy Marine”) that marketed and distributed Snappy Teak – NU®, a cleaning product for teak decks on boats. The assets include, among other things, specified intellectual property, marketing, sales and distribution contracts, and limited quantities of inventory and raw materials. See Note 5 to the condensed consolidated financial statements included in this report for additional information. For a number of years prior to the transaction, we manufactured and blended components of Snappy Teak – NU® for Snappy Marine.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table provides a summary of our financial results for the three months ended September 30, 2018 and 2017:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$13,181,781	$11,335,078	16.3%	100.0%	100.0%
Cost of goods sold	8,670,825	7,520,921	15.3%	65.8%	66.4%
Gross profit	4,510,956	3,814,157	18.3%	34.2%	33.6%
Advertising and promotion	718,424	544,154	32.0%	5.5%	4.8%
Selling and administrative	2,108,846	2,010,617	4.9%	16.0%	17.7%
Operating income	1,683,686	1,259,386	33.7%	12.8%	11.1%
Interest expense, net	(52,921)	(259)	N/A	0.4%	0.0%
Provision for income taxes	(358,297)	(405,501)	(11.6)%	2.7%	3.6%
Net income	$1,272,468	$853,626	49.1%	9.7%	7.5%

Net sales for the three months ended September 30, 2018 increased by approximately $1,847,000, or 16.3%, as compared to the three months ended September 30, 2017. The increase in net sales is principally a result of increased sales of Star brite® branded marine products, Star brite® branded and private label winterizing products, and Star Tron® branded fuel treatment products. As previously reported, net sales during the three months ended September 30, 2017 were adversely affected by severe weather conditions, particularly as a result of Hurricane Harvey and Hurricane Irma, which caused some of our customers to temporarily close their retail facilities in the Houston metropolitan area and in numerous Florida locations.

Cost of goods sold increased by approximately $1,150,000, or 15.3%, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.  The increase in cost of goods sold is primarily a result of higher sales volume.

Gross profit increased by approximately $697,000 for the three months ended September 30, 2018, as compared to the same period in 2017. Gross profit increased due to our higher sales volume. As a percentage of net sales, gross profit was approximately 34.2% and 33.6% for the three month periods ended September 30, 2018 and 2017, respectively. The increase in gross profit as a percentage of net sales is principally due to our sales mix which included a greater proportion of Star brite® branded marine products.

Advertising and promotion expenses increased by approximately $174,000, or 32.0%, during the three months ended September 30, 2018, as compared to the same period in 2017.   The increase is principally a result of increased internet and television advertising, as well as greater cooperative advertising with certain customers. As a percentage of net sales, advertising and promotion expenses increased to 5.5% for the three months ended September 30, 2018, from 4.8% for the same period in 2017.

Selling and administrative expenses increased by approximately $98,000, or 4.9%, during the three months ending September 30, 2018, as compared to the same period in 2017. The increase in selling and administrative expenses is principally a result of higher employee compensation, higher sales commissions due to increased sales, and an increase in noncash expenses, principally reflecting an increase in amortization expense related to the intangible assets acquired from Snappy Marine, discussed in Note 5 to the condensed consolidated financial statements included in this report. As a percentage of net sales, selling and administrative expenses decreased to 16.0% for the three months ended September 30, 2018, from 17.7% for the same period in 2017.

Interest expense, net for the three months ended September 30, 2018 increased by approximately $53,000, as compared to the three months ended September 30, 2017. The increase principally results from interest incurred with respect to our obligations under the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities. See Note 8 to the condensed consolidated financial statements included in this report for additional information. In addition, the increase in interest expense, net reflects higher borrowings and increased rates of interest under our revolving line of credit.

Provision for income taxes for the three months ended September 30, 2018 was approximately $358,000, or 22.0% of our pretax income, compared to approximately $406,000, or 32.2% of pretax income, for the same period in 2017. The lower 2018 tax rate reflects the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table provides a summary of our financial results for the nine months ended September 30, 2018 and 2017:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$32,964,533	$29,178,074	13.0%	100.0%	100.0%
Cost of goods sold	20,821,446	18,330,616	13.6%	63.2%	62.8%
Gross profit	12,143,087	10,847,458	11.9%	36.8%	37.2%
Advertising and promotion	2,363,568	1,906,841	24.0%	7.2%	6.5%
Selling and administrative	5,952,693	5,538,478	7.5%	18.1%	19.0%
Operating income	3,826,826	3,402,139	12.5%	11.6%	11.7%
Interest expense, net	(79,205)	(3,149)	N/A	0.2%	0.0%
Provision for income taxes	(830,422)	(1,088,928)	(23.7)%	2.5%	3.7%
Net income	$2,917,199	$2,310,062	26.3%	8.8%	7.9%

Net sales for the nine months ended September 30, 2018 increased by approximately $3,786,000, or 13.0%, as compared to the nine months ended September 30, 2017. The increase primarily reflects higher sales of Star brite® branded products, Star brite® branded and private label winterizing products, and Star Tron® branded fuel treatment products.

Cost of goods sold increased by approximately $2,491,000, or 13.6%, during the nine months ended September 30, 2018 as compared to the same period in 2017.  The increase in cost of goods sold is principally a result of higher sales volume and, to a lesser extent, increased manufacturing costs.

Gross profit increased by approximately $1,296,000, or 11.9%, during the nine months ended September 30, 2018 as compared to the same period in 2017. Gross profit increased due to higher sales volume. As a percentage of net sales, gross profit was approximately 36.8% and 37.2% for the nine month periods ended September 30, 2018 and 2017, respectively.

Advertising and promotion expenses increased by approximately $457,000, or 24.0%, during the nine months ended September 30, 2018, as compared to the same period in 2017. The increase is principally a result of increased internet, magazine, and television advertising, as well as greater cooperative advertising with certain customers. As a percentage of net sales, advertising and promotion expenses increased to approximately 7.2% for the nine months ended September 30, 2018, from 6.5% for the same period in 2017.

Selling and administrative expenses increased by approximately $414,000, or 7.5%, during the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in selling and administrative expenses is principally a result of higher employee compensation due to increased headcount and higher salaries, higher sales commissions as a result of increased sales, and an increase in noncash expenses, principally reflecting an increase in deferred tax expense and amortization expense related to the intangible assets acquired from Snappy Marine, discussed in Note 5 to the condensed consolidated financial statements included in this report. As a percentage of net sales, selling and administrative expenses decreased to 18.1% for the nine months ended September 30, 2018, from 19.0% for the same period in 2017.

Interest expense, net for the nine months ended September 30, 2018 increased by approximately $76,000, as compared to the nine months ended September 30, 2017. The increase principally resulted from interest incurred with respect to our obligations under the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities, as well as increased borrowings and higher interest rates under our revolving line of credit.

Provision for income taxes for the nine months ended September 30, 2018 was approximately $830,000, or 22.2% of our pretax income, compared to approximately $1,089,000, or 32.0% of pretax income, for the same period in 2017. The lower 2018 tax rate reflects the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Cuts and Jobs Act.

Liquidity and capital resources:

Our cash balance was approximately $1,835,000 at September 30, 2018 compared to approximately $2,418,000 at December 31, 2017. In addition, we had restricted cash of approximately $2,563,000 and $2,747,000 at September 30, 2018 and December 31, 2017, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the expansion of Kinpak’s manufacturing, warehouse and distribution facilities. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,154,756)	$(236,844)
Net cash used in investing activities	(1,557,378)	(3.563,259)
Net cash provided by financing activities	1,944,501	4,483,035
Effect of exchange rate fluctuations on cash	(363)	523
Net (decrease) increase in cash and restricted cash	$(767,996)	$683,455

Net cash used by operating activities for the nine months ended September 30, 2018 was approximately $1,155,000, as compared to net cash used in operating activities of approximately $237,000 for the nine months ended September 30, 2017. The higher amount of cash used in the 2018 period is principally a result of increases in our trade accounts receivable and inventories during the 2018 period, partially offset by a decrease in receivables due from affiliated parties, increases in accounts payable and accrued expenses, an increase in net income plus noncash expenses and changes in other components of working capital.

Net trade accounts receivable at September 30, 2018 aggregated approximately $10,792,000, an increase of approximately $5,828,000 or 117.4% as compared to approximately $4,964,000 in net trade accounts receivable outstanding at December 31, 2017.  The increase is principally a result of sales during the third quarter of 2018 and a change in payment terms to our largest customer from 30 days to 90 days, which became effective in February 2018. See Note 14 to the condensed consolidated financial statements included in this report for additional information regarding our largest customers. Receivables due from affiliated companies aggregated approximately $639,000 at September 30, 2018, a decrease of approximately $946,000, or 59.7%, from receivables due from affiliated companies of approximately $1,584,000 at December 31, 2017. The decrease reflects payments to us by the affiliated companies during the nine months ended September 30, 2018.

Inventories, net were approximately $11,653,000 and $9,074,000 at September 30, 2018 and December 31, 2017, respectively, representing an increase of approximately $2,579,000 or 28.4% during the nine months ended September 30, 2018. The increase in inventories reflects anticipated increases in sales of our products.

Net cash used in investing activities for the nine months ended September 30, 2018 decreased by approximately $2,006,000 or 56.3%, as compared to the nine months ended September 30, 2017. Expenditures in both periods are primarily attributable to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. See “Overview” above for additional information. The 2018 period also includes approximately $377,000 of cash used in connection with our acquisition of the assets of Snappy Marine. See Note 5 to the condensed consolidated financial statements included in this report for additional information.

Net cash provided by financing activities for the nine months ended September 30, 2018 decreased by approximately $2,538,000 or 56.6%, as compared to the nine months ended September 30, 2017. During the 2017 period, we received $4,500,000 in connection with the industrial development bond financing related to the expansion of Kinpak’s facilities, partially offset by debt issuance costs related to the financing. Borrowings under our revolving line of credit generated $2,750,000 and $1,000,000 during the nine months ended September 30, 2018 and 2017, respectively.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At September 30, 2018 and December 31, 2017, we had outstanding balances of approximately $4,283,000 and $4,463,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and borrowings of $2,750,000 and $0, respectively, under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At September 30, 2018, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. As of September 30, 2018, we were in compliance with these financial covenants.

In addition to the industrial development bond financing and the revolving line of credit, and in connection with our acquisition of the assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, to be recorded as interest expense over the term of the note). As of September 30, 2018, we had an outstanding balance of $966,666 under the promissory note (including $901,611 recorded as principal and $65,055 to be recorded as interest expense over the remaining term of the note). See Note 5 to the condensed consolidated financial statements included in this report for additional information. We also obtained financing through capital leases for office equipment, totaling approximately $34,000 and $50,000 at September 30, 2018 and December 31, 2017, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the nine months ended September 30, 2018, we recorded $4,013 in foreign currency translation adjustments (decreasing shareholders’ equity by $4,013).

During the past few years, we have introduced a number of new products.  At times, new product introductions have required us to increase our overall inventory and have resulted in lower inventory turnover rates.  The effects of reduced inventory turnover have not been material to our overall operations.  We believe that all required capital to maintain such increases will continue to be provided by operations and our current revolving line of credit or a renewal or replacement of the facility

Many of the raw materials that we use in the manufacturing process are petroleum or chemical based and commodity chemicals that are subject to fluctuating prices. The nature of our business does not enable us to pass through the price increases to our national retailer customers and to our distributors as promptly as we experience increases in raw material costs. This may, at times, adversely affect our margins.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1.1	Business Loan Agreement, dated August 31, 2018, between the Company and Regions Bank (the “Business Loan Agreement”).

10.1.2	Promissory Note, dated August 31, 2018, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”).

10.1.3	Letter, dated August 31, 2018, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2018	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 14, 2018	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer