Form 10-K
period 2018-12-31
OCEAN BIO CHEM INC
filed 2019-03-29
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 was $10,837,621, based upon the closing price of the registrant’s common stock on such date as reported by the NASDAQ Capital Market.  For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are deemed to be affiliates.

At March 28, 2019, 9,366,119 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed not later than April 30, 2019, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), our ability to locate substitute third party manufacturing facilities without a substantial adverse effect on our manufacturing and distribution, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements and our expectation that we will be able to maintain borrowings, if any, under our current revolving line of credit facility until the end of its stated term constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors discussed below under Item 1A, “Risk Factors.”

i

PART I

Item 1. Business

General:

We are principally engaged in the manufacture, marketing and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute chlorine dioxide-based deodorizing disinfectant, and sanitizing products under the Star brite® and Performacide® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide. Unless the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company,” “we” or “our.”

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida.  In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada.  Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas.  Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau.  Net sales to the two companies in 2018 and 2017 totaled approximately $2,190,000 and $2,070,000 or 5.2% and 5.5% of our net sales, respectively.  See Note 10 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

We are nearing completion of a project involving the expansion of the manufacturing, warehouse and distribution facilities of our subsidiary, KINPAK Inc. (“Kinpak”), in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). The remaining work on the Expansion Project involves completion of a bottle filling line and the purchase and installation of additional equipment. We currently are operating in the expanded facilities. At December 31, 2018, we have spent an aggregate of approximately $6.0 million on the Expansion Project, and the total cost of the Expansion Project is estimated to be approximately $6.7 million.

Pursuant to an asset acquisition agreement dated July 13, 2018, we acquired assets of Snappy Marine, Inc. (“Snappy Marine”), a Florida corporation that marketed and distributed Snappy Teak-NU®, a cleaning product for teak surfaces on boats, for an aggregate purchase price of $1,358,882. See Note 4 to the consolidated financial statements included in this report for additional information. We have added Snappy Teak-NU® to our product portfolio.

Products:

The products that we manufacture and market include the following:

Marine:  Our marine line consists of polishes, cleaners, protectants and waxes under the Star brite® brand name, enzyme fuel treatment under the Star Tron® brand name, and private label products sold by some of our customers.  The marine line also includes motor oils, boat washes, vinyl cleaners, protectants, teak cleaners, teak oils, bilge cleaners, hull cleaners, silicone sealants, polyurethane sealants, polysulfide sealants, gasket materials, lubricants, antifouling additives and anti-freeze coolants.  In addition, we manufacture a line of brushes, brush handles, tie-downs and other related marine accessories.

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

Disinfectant Group: Our disinfectant group includes chlorine dioxide based deodorizers, disinfectants and sanitizers, which we sell under the Star brite® and Performacide® brand names, and which our customers sell using private label brands. Star Brite® products include NosGUARD mildew odor control bags and boat odor sanitizers. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. These products are sold in both a gas and liquid form. The U.S. Environmental Protection Agency has accepted labeling for Performacide® used in hard surface applications that claims, among other things, effectiveness as a virucide against a variety of viruses, including HIV-1, Influenza-A, Herpes Simplex-2, Poliovirus-1, norovirus and rotavirus; as a disinfectant against a number of different types of bacteria; and as a sanitizer against certain types of bacteria that cause food borne illnesses. We are directing distribution efforts with respect to our disinfectant group principally towards the marine, automotive, home restoration, pet care and agriculture markets, and to institutions such as schools.

Contract Filling and Blow Molded Bottles:  We blend and package a variety of chemical formulations to our customers’ specifications.  In addition, we manufacture for sale to various customers assorted styles of both PVC and HDPE blow molded bottles.

Manufacturing:  We produce most of our products at Kinpak’s manufacturing facilities in Montgomery, Alabama.  In addition, we contract with various third party manufacturers to manufacture some of our products, which are manufactured to our specifications using our provided formulas.  Each third party manufacturer enters into a confidentiality agreement with us.

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

Net sales to each of two customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 33.1% and 34.4% of our consolidated net sales for the years ended December 31, 2018 and 2017, respectively.  Net sales to our five largest unaffiliated customers for the years ended December 31, 2018 and 2017 amounted to approximately 52.7% and 52.1% of our consolidated net sales, respectively, and at December 31, 2018 and 2017, outstanding accounts receivable balances from our five largest unaffiliated customers aggregated approximately 60.5% and 50.9% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2018.  We generally do not give customers the right to return products.  The majority of our products is non-seasonal and is sold throughout the year.  Normal trade terms offered to customers range from 30 to 180 days.  However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers.  Historically, these initiatives have not materially affected our overall profit margins.

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

Automotive:  There are a large number of companies, both national and regional, that compete with us.  Many are more established and have greater financial resources than we do.  While our market share is small, the total market size is substantial.  We seek to maintain and possibly increase our market share through our present advertising and distribution channels.

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

Disinfectant Group: There are a large number of companies that compete with us, many of which are much larger, and have much greater financial resources than we do. We emphasize the effectiveness of chlorine dioxide, coupled with the convenience in application of our products.

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

Personnel:  At December 31, 2018, we had 151 full-time employees and one part-time employee.  The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2018:

Location	Description	Number of Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	43
Fort Lauderdale, Florida	Manufacturing and distribution	6
Montgomery, Alabama	Manufacturing and distribution	103	*
		152

* Includes one part-time employee.

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

Net sales to our five largest unaffiliated customers accounted for 52.7% of our consolidated net sales in 2018; the two largest unaffiliated customers accounted for 33.1% of our consolidated net sales in 2018. The loss of any of these customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interests may conflict with or differ from the Company’s interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 51.1% of our common stock.  As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.   Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.”  The affiliated companies also collectively own the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada. Sales to the affiliated companies aggregated approximately $2,190,000 and $2,070,000 during the years ended December 31, 2018 and 2017, respectively.  In addition, we provided administrative services and advances for business related expenditures to the affiliated companies. During the years ended December 31, 2018 and 2017, fees for administrative services aggregated approximately $760,000 and $764,000, respectively, and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $151,000 and $120,000 during the years ended December 31, 2018 and 2017, respectively.  Receivables due from the affiliated companies in connection with product sales, administrative services, and advances for business related expenditures totaled approximately $1,046,000 and $1,584,000 at December 31, 2018 and 2017, respectively. The accounts receivable turnover ratio for the year ended December 31, 2018 with respect to sales to the affiliated companies was approximately 3.5 and with respect to administrative services and advances for business related expenditures was approximately 1.3. Management believes that the sales and provision of administrative services to the affiliated companies do not involve more than normal credit risk.

We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 10 and 11 to the consolidated financial statements included in this report for additional information.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us.  In addition, we believe that adverse economic conditions in recent years adversely constrained discretionary spending, which we believe has, at times, adversely affected our sales, particularly with respect to products directed to the marine and recreational vehicle markets.  While published reports indicate that economic conditions, particularly in the United States, generally have improved over the past several years, a future decline in economic conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not effectively utilize or successfully assert intellectual property rights, our competiveness could be materially adversely affected.

We rely on trademarks and trade names in connection with our products, the most significant of which are Star brite® and Star Tron®.  In addition, we own patents we have viewed as providing some degree of competitive support for our Performacide® products. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged, and the legal costs necessary to protect our intellectual property rights could be significant.  In this regard, in 2013, we filed a patent infringement lawsuit in the United States District Court for the Southern District of Florida with respect to a U.S. patent relating to a delivery system for use with products containing chlorine dioxide, but the District Court granted the defendants’ motion for summary judgment, which the Federal Circuit Court of Appeals affirmed in January 2015. As a result, in March 2015, we stipulated to the dismissal with prejudice of our patent infringement claims in another lawsuit related to the same patent, and, in response, the court dismissed our claims. We are unable to predict the long-term competitive effect of the adverse outcome in the patent litigation on our Performacide® products. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in August 2021.

We have a revolving line of credit with a variable interest rate.  Interest on the revolving line of credit is payable at the one month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. At December 31, 2018, we did not have any borrowings outstanding under the revolving line of credit. However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in August 2021. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business.

Trading in our common stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Our common stock is listed on the NASDAQ Capital Market, but trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and one of our manufacturing facilities are located in Fort Lauderdale, Florida and are leased from an entity controlled by our Chairman, President and Chief Executive Officer.  The lease covers approximately 12,700 square feet of office, manufacturing, and warehouse space.  The lease expires in December 2023. See Note 11 to the consolidated financial statements included in this report for additional information.

Kinpak leases its Alabama manufacturing facilities from The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). Kinpak entered into the lease in its current form in connection with an industrial development bond financing related to the Expansion Project; Kinpak’s lease payments are used to fund repayment of the IDB’s obligations under the bond it issued in connection with the industrial development bond financing. See Note 8 to the consolidated financial statements included in this report for additional information. Kinpak inherited the lease structure when it first acquired its facilities from its predecessor-in-interest in 1996. The lease provides that prior to the maturity date of the bond, Kinpak may repurchase the facilities for $1,000 if the bond has been redeemed or fully paid. As a result of the Expansion Project, the facilities contain approximately 272,000 square feet of office, plant and warehouse space on 20 acres of land.

Item 3. Legal Proceedings

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.

On December 31, 2018, there were 109 holders of record. We believe that a substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other institutions for the account of the beneficial owners.

While we have provided a special cash dividend to our shareholders in each of 2016, 2017 and 2018, payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including our business performance and operating plans, capital commitments, liquidity and other factors.

Item 6. Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements which are contained in a separate section of this report, beginning on page F-1.

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

In July 2018, we acquired assets of Snappy Marine, a company that marketed and distributed Snappy Teak-NU® , a cleaning product for teak surfaces on boats. See Note 4 to the consolidated financial statements included in this report for additional information. We have added Snappy Teak-NU® to our product portfolio.

Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, changed United States tax law significantly. The most important change affecting Ocean Bio-Chem, Inc. is the reduction in the United States corporate income tax rate to 21%, effective January 1, 2018. Among other things, the reduction in the corporate tax rate resulted in a substantial decrease in our provision for income taxes, which is discussed in more detail below under “Results of Operations – Provision for income taxes.”

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The Company adopted the new guidance using the full retrospective method, under which the Company applies the new guidance to each comparative period presented.  See note 1 to the consolidated financial statements included in this report for additional information.

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

Collectability of trade accounts receivable

In the ordinary course of business, we grant non-interest bearing trade credit to our unaffiliated customers on terms that range from 30 to 180 days.  In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and aging of receivables, as well as our assessment of our customers’ creditworthiness, as determined by our review of credit information relating to the customers.  We generally do not require collateral on trade accounts receivable.  We maintain an allowance for doubtful accounts based on expected collectability of the trade accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services.   The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.  Our allowance for doubtful accounts was approximately $171,000 and $79,000 at December 31, 2018 and 2017, respectively, which was approximately 2.9% and 1.6% of gross accounts receivable at December 31, 2018 and 2017, respectively.  If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance or incur a bad debt expense. In this regard, we incurred bad debt expense of approximately $35,000 and $199,000 in 2018 and 2017, respectively. The 2017 bad debt expense principally resulted from a customer’s bankruptcy.

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

Our slow moving and obsolete inventory reserve was $284,109 and $274,295 at December 31, 2018 and 2017, respectively.

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

Intangible Assets

Intangible assets are acquired assets that lack physical substance and that meet specified criteria for recognition apart from goodwill. We own several trademarks and trade names, including Star brite® and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, we own intangible assets that have finite lives, including patents and royalty rights, as well as intangible assets valued at $1,307,250 that we acquired from Snappy Marine in July 2018, including Snappy Marine trademarks and trade names, customer lists and product formulas. As these intangible assets have finite lives, their carrying value is amortized over their remaining useful lives. See Note 5 to the consolidated financial statements included in this report for additional information regarding our intangible assets.

We evaluate our indefinite-lived intangible assets for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2018, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

We assess the remaining useful life and recoverability of intangible assets having finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such events or circumstances may include, for example, the occurrence of an adverse change with respect to a product line that utilizes the intangible assets. Significant judgments in this area involve determining whether such an event or circumstance has occurred. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2018 and 2017:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2018	2017	Change	2018	2017
Net sales	$41,799,545	$37,940,978	10.2%	100.0%	100.0%
Cost of goods sold	27,402,356	24,309,132	12.7%	65.6%	64.1%
Gross profit	14,397,189	13,631,846	5.6%	34.4%	35.9%
Advertising and promotion	3,050,858	2,658,878	14.7%	7.3%	7.0%
Selling and administrative	7,638,158	7,297,538	4.7%	18.3%	19.2%
Operating income	3,708,173	3,675,430	0.9%	8.9%	9.7%
Interest (expense) income, net	(121,894)	2,065	N/A	0.3%	0.0%
Provision for income taxes	(791,030)	(1,073,961)	(26.3)%	1.9%	2.8%
Net income	$2,795,249	$2,603,534	7.4%	6.7%	6.9%

Net sales for the year ended December 31, 2018 increased by approximately $3,859,000 or 10.2%, as compared to the year ended December 31, 2017. The net sales increase principally is attributable to sales of our Star brite® branded and private label marine products, winterizing products, and disinfectant group products. The Company’s four largest customers accounted for approximately $2,100,000 of the increase in net sales.

Cost of goods sold increased by approximately $3,093,000 or 12.7% in 2018, as compared to 2017. The increase in cost of goods sold is principally a result of increased sales volume and, to a lesser extent, increased labor and increased costs associated with our expanded manufacturing and distributing facility.

Gross profit increased by approximately $765,000 or 5.6% for the year ended December 31, 2018, as compared to the year ended December 31, 2017. As a percentage of net sales, gross profit decreased to 34.4% in 2018 from 35.9% in 2017. The increase in gross profit in 2018 is primarily attributable to increased sales volume. The decrease in gross profit as a percentage of net sales during 2018 is principally a result of our sales mix, lower profit margins on sales of our winterizing products, and increased costs associated with our expanded manufacturing and distributing facility.

Advertising and promotion expense increased by approximately $392,000 or 14.7% during 2018, as compared to 2017.  As a percentage of net sales, advertising and promotion expense increased to 7.3% in 2018 from 7.0% in 2017.  The increase in advertising and promotion expense is primarily a result of increased internet, magazine, and television advertising, as well as cooperative advertising with certain key customers.

Selling and administrative expenses increased by approximately $341,000 or 4.7%, during 2018, as compared to 2017. The increase in selling and administrative expenses is principally a result of higher employee compensation expense, higher sales commissions as a result of increased sales, and amortization expense related to intangible assets purchased in 2018, partially offset by a reduction in bad debt expense. In 2017, bad debt expense was approximately $199,000, of which approximately $188,000 resulted from a customer’s bankruptcy. Bad debt expense was approximately $35,000 in 2018. As a percentage of net sales, selling and administrative expenses decreased to 18.3 % in 2018 from 19.2% in 2017.

Interest expense, net for the year ended December 31, 2018 was approximately $122,000; for the year ended December 31, 2017, interest income, net was approximately $2,000. Interest expense in 2018 primarily resulted from interest incurred on our obligations under the industrial development bond financing related to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities, borrowings under our revolving line of credit, and interest on a promissory note we provided in 2018 in connection with our acquisition of Snappy Marine assets, (see Note 4 to the consolidated financial statements included in this report). In 2017, we capitalized interest incurred on our obligations under the industrial development bond financing and our revolving line of credit used to fund a portion of the Expansion Project. In both periods, interest income was generated by an escrow account in which a portion of the funds relating to the industrial development bond financing were deposited pending our utilization of such funds in connection with the Expansion Project.

Provision for income taxes decreased by approximately $283,000 for the year ended December 31, 2018, or 26.3%, as compared to the year ended December 31, 2017. The decrease is principally a result of the Tax Cuts and Jobs Act, which lowered our U.S. corporate income tax rate from 34% to 21%. The expense also decreased because our income before income taxes decreased by approximately $91,000 to approximately $3,586,000 in 2018 from approximately $3,677,000 in 2017. As a percentage of income before taxes our provision for income taxes decreased to 22.1% in 2018 from 29.2% in 2017.

Liquidity and Capital Resources:

Our cash balance was approximately $1,401,000 at December 31, 2018 compared to approximately $2,418,000 at December 31, 2017. In addition, we had restricted cash of approximately $2,333,000 and $2,747,000 at December 31, 2018 and 2017, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net cash provided by operating activities	$1,218,079	$2,928,277
Net cash used in investing activities	(1,735,498)	(5,275,732)
Net cash (used in) provided by financing activities	(913,254)	3,442,826
Effect of exchange rate fluctuations on cash	(1,247)	28
Net (decrease) increase in cash	$(1,431,920)	$1,095,399

Net cash provided by operating activities for the year ended December 31, 2018 decreased by approximately $1,710,000 or 58.4%, as compared to the year ended December 31, 2017. In the year ended December 31, 2018, the Company’s net income and noncash expenses increased by approximately $439,000; however this increase was more than offset by changes in working capital of approximately $2,149,000, which primarily resulted from increased inventories. During 2018, the Company increased its gross inventories by approximately $3,021,000, as compared to an increase of approximately $480,000 in 2017.

Inventories, net were approximately $12,085,000 and $9,074,000 at December 31, 2018 and 2017, respectively, representing an increase of approximately $3,011,000 or 33.2% in 2017. The higher levels of inventories reflects anticipated sales volume of our products during 2019.

Net trade accounts receivable at December 31, 2018 aggregated approximately $5,659,000, an increase of approximately $695,000 or 14.0% compared to approximately $4,964,000 in net trade accounts receivable outstanding at December 31, 2017.  The increase principally is due to a change in payment terms for our largest customer from 30 days to 90 days, which became effective in 2018. Receivables due from affiliated companies aggregated approximately $1,046,000 at December 31, 2018, a decrease of approximately $538,000, or 34.0%, from receivables due from affiliated companies of approximately $1,584,000 at December 31, 2017.

Net cash used in investing activities for the year ended December 31, 2018 decreased by approximately $3,540,000, as compared to the year ended December 31, 2017, primarily due to a reduced level of expenditures related to the Expansion Project. During 2018, our cash expenditures related to the Expansion Project were approximately $927,000, as compared to approximately $4,900,000 in 2017. In addition, net cash used in investing activities for the year ended December 31, 2018 also reflects approximately $377,000 of cash used in connection with our acquisition of Snappy Marine assets. See Note 4 to the consolidated financial statements included in this report for additional information.

Net cash used in financing activities for the year ended December 31, 2018 was approximately $913,000, while net cash provided by financing activities for the year ended December 31, 2017 was approximately $3,442,826. In both periods, cash was used to pay dividends, repay long term debt, and pay taxes related to net share settlements of stock awards. During the year ended December 31, 2017, we received proceeds of $4,500,000 in connection with the industrial development bond financing related to the Expansion Project, partially offset by debt issuance costs related to the financing of approximately $196,000, and we received $26,400 in proceeds from the exercise of stock options.

See Notes 6 and 8 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing with respect to the Expansion Project, the payment of which we have guaranteed and a revolving line of credit. At December 31, 2018 and 2017, we had outstanding balances of approximately $4,222,000 and $4,463,000, under Kinpak’s obligations relating to the industrial development bond financing respectively, and no borrowings under our current and previous revolving credit facilities.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the consolidated financial statements included in this report.  At December 31, 2018, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the consolidated financial statements included in this report. As of December 31, 2018, we were in compliance with these financial covenants.

See Note 8 to the consolidated financial statements included in this report for information concerning a promissory note we provided in connection with our acquisition of Snappy Marine assets. At December 31, 2018, we had an outstanding balance of $916,666 under the promissory note (including $857,976 recorded as principal and $58,690 to be recorded as interest expense over the remaining term of the note). We also obtained financing through capital leases for office equipment, totaling approximately $31,000 and $50,000 at December 31, 2018 and 2017, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the years ended December 31, 2018 and 2017, we recorded $7,683 and $1,496 in foreign currency translation adjustments, respectively, which resulted in a corresponding decrease in shareholders’ equity.

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

We believe that funds provided through operations, our revolving line of credit, and other sources of financing will be sufficient to satisfy our cash requirements over at least the next twelve months. Although amounts outstanding under our revolving line of credit facility are payable on demand, based on our experience with respect to previous revolving line of credit facilities with the same bank that is providing our current revolving line of credit facility, we anticipate that we will be able to maintain borrowings, if any, under the current revolving line of credit facility until the end of its stated term.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements of the Company required pursuant to this Item 8 are included in a separate section commencing on page F-1 and are incorporated herein by reference.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits: Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
10.1.1	Business Loan Agreement, dated August 31, 2018, between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.2	Promissory Note, dated August 31, 2018, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.3	Letter, dated August 31, 2018, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
†10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3	Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
†10.4	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.5.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.5.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.5.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBLR (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.

† Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

Item 16.  Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Date: March 29, 2019	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 29, 2019
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President and Chief Financial Officer	March 29, 2019
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana M. Conard	Director	March 29, 2019
Diana M. Conard

/s/ Gregor M. Dornau	Director	March 29, 2019
Gregor M. Dornau

/s/ William W. Dudman	Director	March 29, 2019
William W. Dudman

/s/ James M. Kolisch	Director	March 29, 2019
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 29, 2019
Kimberly A. Krause

/s/ John B. Turner	Director	March 29, 2019
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Bio-Chem, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flow for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adjustments to Prior Period Financial Statements

The consolidated financial statements of the Company as of December 31, 2017, were audited by other auditors whose report dated March 30, 2018, expressed an unmodified opinion on those consolidated financial statements. As discussed in paragraph 3 of Note 1 to the consolidated financial statements, the Company has adjusted its 2017 consolidated financial statements to retrospectively apply the change in accounting related to Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The other auditors reported on the consolidated financial statements before the retrospective adjustment.

As part of our audit of the 2018 consolidated financial statements, we also audited the adjustments to the 2017 consolidated financial statements to retrospectively apply the change in accounting as described in paragraph 3 of Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2017 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements as a whole.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2018.

Tampa, Florida
March 28, 2019

  4806 West Gandy Boulevard  ● Tampa, Florida 33611 ●  813.440.6380

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Bio Chem, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for revenue from contracts with customers as described in paragraph 3 of Note 1, the consolidated balance sheet of Ocean Bio-Chem, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion the 2017 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for revenue from contracts with customers as described in paragraph 3 of Note 1 present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for revenue from contracts with customers as described in paragraph 3 of Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Accell Audit and Compliance, P.A. (The 2017 financial statements before the effects of the adjustments discussed in paragraph 3 of Note 1 are not presented herein.)

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 2017 until 2018.

EisnerAmper LLP

Fort Lauderdale, Florida

March 30, 2018 except for paragraph 2 of Note 16 which is as of March 29, 2019

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017

ASSETS
Current Assets:
Cash	$1,401,047	$2,418,484
Trade accounts receivable less allowances of approximately $171,000 and $79,000, respectively	5,658,686	4,963,895
Receivables due from affiliated companies	1,045,990	1,584,365
Restricted cash	2,332,877	2,747,360
Inventories, net	12,085,813	9,074,426
Prepaid expenses and other current assets	1,010,641	1,013,213
Total Current Assets	23,535,054	21,801,743

Property, plant and equipment, net	9,649,237	9,291,667
Intangible assets, net	2,050,212	897,408
Total Assets	$35,234,503	$31,990,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$425,663	$240,017
Accounts payable - trade	1,472,230	1,807,120
Accrued expenses payable	1,108,905	812,062
Total Current Liabilities	3,006,798	2,859,199

Deferred tax liability	280,349	153,895
Long-term debt, less current portion and debt issuance costs	4,514,105	4,081,793
Total Liabilities	7,801,252	7,094,887

COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,338,191 shares and 9,254,580 shares issued, respectively	93,382	92,546
Additional paid in capital	10,235,827	9,931,634
Accumulated other comprehensive loss	(295,734)	(288,051)
Retained earnings	17,399,776	15,159,802
Total Shareholders’ Equity	27,433,251	24,895,931

Total Liabilities and Shareholders’ Equity	$35,234,503	$31,990,818

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Net sales	$41,799,545	$37,940,978

Cost of goods sold	27,402,356	24,309,132

Gross profit	14,397,189	13,631,846

Operating Expenses:
Advertising and promotion	3,050,858	2,658,878
Selling and administrative	7,638,158	7,297,538
Total operating expenses	10,689,016	9,956,416

Operating income	3,708,173	3,675,430

Other income (expense)
Interest (expense) income, net	(121,894)	2,065

Income before income taxes	3,586,279	3,677,495

Provision for income taxes	(791,030)	(1,073,961)

Net income	$2,795,249	$2,603,534

Earnings per common share – basic and diluted	$0.30	$0.28

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Net income	$2,795,249	$2,603,534

Foreign currency translation adjustment	(7,683)	(1,496)

Comprehensive income	$2,787,566	$2,602,038

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

January 1, 2017	9,146,937	$91,469	$9,604,634	$(286,555)	$13,105,523	$22,515,071

Net income	-	-	-	-	2,603,534	2,603,534

Dividends, common stock	-	-	-	-	(549,255)	(549,255)

Options exercised	34,043	341	26,059	-	-	26,400

Common stock issued, net of shares withheld for employee taxes	73,600	736	300,941	-	-	301,677

Foreign currency translation adjustment	-	-	-	(1,496)	-	(1,496)

December 31, 2017	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

Net income	-	-	-	-	2,795,249	2,795,249

Dividends, common stock	-	-	-	-	(555,275)	(555,275)

Options exercised	8,510	85	(85)	-	-	-

Common stock issued, net of shares withheld for employee taxes	75,101	751	304,278	-	-	305,029

Foreign currency translation adjustment	-	-	-	(7,683)	-	(7,683)

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net income	$2,795,249		$2,603,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175,267		955,161
Deferred income taxes	126,454		(59,472)
Stock based compensation	330,823		324,145
Provision for bad debts	35,145		198,839
Other operating non-cash items	3,378		4,612

Changes in assets and liabilities:
Trade accounts receivable	(729,936)		(230,942)
Receivables due from affiliated companies	538,375		(394,262)
Inventories	(3,021,201)		(479,873)
Prepaid expenses and other current assets	2,572		739
Accounts payable – trade	(334,890)		295,100
Income taxes payable	----		(1,447)
Accrued expenses payable	296,843		(287,857)
Net cash provided by operating activities	1,218,079		2,928,277

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,358,776)		(5,275,732)
Purchase of intangible assets	(376,722)		---
Net cash used in investing activities	(1,735,498)		(5,275,732)

Cash flows from financing activities:
Proceeds from long-term debt	----		4,500,000
Payments on long-term debt	(332,185)		(315,756)
Borrowings on revolving line of credit	2,750,000		1,000,000
Repayments on revolving line of credit	(2,750,000)		(1,000,000)
Payments for taxes related to net share settlements of stock awards	(25,794)		(22,468)
Dividends paid to common shareholders	(555,275)		(549,255)
Payments for debt issuance costs	----		(196,095)
Proceeds from exercise of stock options	----		26,400
Net cash (used in) provided by financing activities	(913,254)		3,442,826

Effect of exchange rate on cash	(1,247)		28

Net (decrease) increase in cash and restricted cash	(1,431,920)		1,095,399

Cash and restricted cash at beginning of period	5,165,844		4,070,445
Cash and restricted cash at end of period	$3,733,924		$5,165,844

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$136,031		$29,496
Cash paid for income taxes during period	$660,000		$1,282,400

Cash	$1,401,047		$2,418,484
Restricted cash	2,332,877		2,747,360
Total cash and restricted cash	$3,733,924		$5,165,844

Noncash investing and financing activities:
Issuance of note payable for asset acquisition	$1,000,000	$	---
Imputed interest	(69,472)		---
Principal portion of note payable issued for asset acquisition	$930,528	$	---

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Basis of presentation and consolidation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period data have been reclassified to conform to the current period presentation.

Revenue recognition – On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The Company adopted the new guidance using the full retrospective method, under which the Company applies the new guidance to each comparative period presented. Under the new guidance, the Company’s performance obligation to its customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. While the timing of the Company’s revenue recognition did not change, certain allowances provided by the Company to customers, primarily for cooperative advertising and freight, are now considered a reduction of net sales instead of an expense. The changes to the Company’s 2017 statement of operations are as follows:

	Originally Reported	Topic 606 Adjustment	As Revised

Net sales	$38,933,458	$(992,480)	$37,940,978
Cost of goods sold	24,436,780	(127,648)	24,309,132
Gross profit	14,496,678	(864,832)	13,631,846

Operating expenses:
Advertising and promotion	3,523,710	(864,832)	2,658,878
Selling and administrative	7,297,538	-	7,297,538
Total operating expenses	10,821,248	(864,832)	9,956,416

Operating income	3,675,430	-	3,675,430

Interest income	2,065	-	2,065

Income before income taxes	3,677,495	-	3,677,495

Provision for income taxes	(1,073,961)	-	(1,073,961)

Net income	$2,603,534	$-	$2,603,534

Collectability of accounts receivable – Trade accounts receivable at December 31, 2018 and 2017 are net of allowances for doubtful accounts aggregating approximately $171,000 and $79,000, respectively. Such amounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer, if known, and information provided by credit rating services. During the years ended December 31, 2018 and 2017, the Company recorded bad debt expense of approximately $35,000 and $199,000, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,273,000 and $1,099,000 for the years ended December 31, 2018 and 2017, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $3,051,000 and $2,659,000 in 2018 and 2017, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $1,001,206 (of which $837,478 is included in cost of goods sold and $163,728 is included in selling and administrative expenses) and $884,881 (of which $695,184 is included in cost of goods sold and $189,697 is included in selling and administrative expenses) for the years ended December 31, 2018 and 2017, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $49,000 and $42,000 of research and development costs for the years ended December 31, 2018 and 2017, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2018, all outstanding stock options were vested.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of cash – During the years ended and at December 31, 2018 and 2017, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution.  Management does not consider the excess deposits to be a significant risk.

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

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed data in connection with fair value measurements.

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

Income taxes – The Company records income taxes under the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future consequences attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using tax rates that are expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The Company recognizes in the consolidated statements of operations the effect on deferred income taxes of a change in tax rates in the period in which the change is enacted.

The Company records a valuation allowance when necessary to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. The Company considers available evidence, both positive and negative, and use judgments regarding past and future events, including operating results and available tax planning strategies, in assessing the need for a valuation allowance.

The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, the Company establishes reserves for uncertain tax positions.  The Company adjusts reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.  The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2018.

The Company is no longer subject to income tax examinations for years before 2015.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, customer lists, product formulas, patents and royalty rights. The Company evaluates trademarks and trade names (all of which are indefinite-lived intangible assets) for impairment at least annually or when events or changes in circumstances indicate a potential impairment may exist. The Company evaluates intangible assets for impairment when events or changes in circumstances indicate an impairment may exist. No impairment was recorded in 2018 or 2017.

Foreign currency translation – Assets and liabilities of the Company’s Canadian subsidiary are translated from Canadian dollars to United States dollars at exchange rates in effect at the balance sheet date.  Income and expenses are translated at average exchange rates during the year. The translation adjustments for the reporting period are included in the Company’s consolidated statements of comprehensive income, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as accumulated other comprehensive loss within Shareholders’ Equity.

Earnings per share – Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method.  See Note 14.

Note 2 – Inventories:

The composition of the Company’s inventories at December 31, 2018 and 2017 are as follows:

	2018	2017
Raw materials	$4,320,131	$3,994,624
Finished goods	8,049,791	5,354,097
Inventories, gross	12,369,922	9,348,721
Inventory reserves	(284,109)	(274,295)
Inventories, net	$12,085,813	$9,074,426

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $495,000 and $494,000 at December 31, 2018 and 2017, respectively.

Note 3 – Property, Plant and Equipment:

The Company’s property, plant and equipment at December 31, 2018 and 2017 consisted of the following:

	Estimated
	Useful Life	2018	2017

Land		$278,325	$278,325
Building and Improvements	30 years	9,548,922	4,673,409
Manufacturing and warehouse equipment	6-20 years	10,736,161	9,616,086
Office equipment and furniture	3-5 years	1,838,360	1,367,244
Leasehold improvements	10-15 years	577,068	567,898
Vehicles	3 years	10,020	10,020
Construction in process		80,682	5,197,780
Property, plant and equipment, gross		23,069,538	21,710,762

Less accumulated depreciation		(13,420,301)	(12,419,095)

Property, plant and equipment, net		$9,649,237	$9,291,667

The Company is nearing completion of a project involving the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). As of December 31, 2018, the remaining work on the Expansion Project involves the completion of a bottle filling line and the purchase and installation of additional equipment. At December 31, 2018, the Company’s expenditures on the Expansion Project aggregated approximately $6.0 million. The total cost of the Expansion Project is estimated to be approximately $6.7 million. Construction in progress at December 31, 2018 and 2017 includes $46,996 and $5,087,897, respectively, relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities.

Note 4 – Snappy Marine Asset Acquisition:

Pursuant to an asset acquisition agreement dated July 13, 2018, the Company acquired assets of Snappy Marine, Inc. (“Snappy Marine”), a Florida corporation that marketed and distributed Snappy Teak – NU®, a cleaning product for teak surfaces on boats. The acquired assets consist of, among other things, Snappy Marine’s trademarks, tradenames and other intellectual property used in its business, including trademarks with respect to “Snappy Marine®” and “Snappy Teak – NU®,” and specified marketing, sales and distribution contracts. In addition, the Company acquired limited quantities of product inventory and raw materials. The purchase price for the assets set forth in the asset purchase agreement is $1,358,882 ($1,350,000 for intellectual property and $8,882 for inventory). The Company paid $345,882 to Snappy Marine at the closing of the transaction on July 13, 2018 and deposited an additional $13,000 in escrow; the escrow amount may be used by the Company to procure registrations with respect to certain intellectual property rights. Any unused escrow amounts generally will be provided to Snappy Marine. In addition, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum is being recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid. Under circumstances set forth in the asset purchase agreement, the Company may be obligated to pay certain customer refunds, price adjustments and warranty claims asserted through January 31, 2019 with regard to teak products sold by Snappy Marine.  The Company may offset such payments against amounts payable under the promissory note, subject to an aggregate maximum offset of $25,000. In addition to the amounts paid to Snappy Marine, the Company also incurred $39,722 in legal costs directly related to the asset acquisition.

Pro forma information with respect to the asset acquisition is not presented as the operations of the acquired business are not material to the Company’s operations.

Note 5 – Intangible Assets:

The Company’s intangible assets at December 31, 2018 and 2017 consisted of the following:

December 31, 2018

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$439,972	$182,761
Trade names and trademarks	1,649,880	561,449	1,088,431
Customer list	525,663	48,186	477,477
Product formulas	262,832	24,093	238,739
Royalty rights	160,000	97,196	62,804
Total intangible assets	$3,221,108	$1,170,896	$2,050,212

December 31, 2017

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$387,636	$235,097
Trade names and trademarks	1,131,125	549,561	581,564
Royalty rights	160,000	79,253	80,747
Total intangible assets	$1,913,858	$1,016,450	$897,408

On July 13, 2018, the Company acquired assets of Snappy Marine, principally consisting of intangible assets (see Note 4).

The allocated cost of the intangible assets acquired from Snappy Marine and their respective useful lives are set forth in the table below:

Intangible Assets	Amount	Life
Trademarks and trade names	$518,755	20 years
Customer list	525,663	5 years
Product formulas	262,832	5 years
Total intangible assets acquired from Snappy Marine	$1,307,250

Amortization expense related to intangible assets aggregated $154,446 and $70,280 for the years ended December 31, 2018 and 2017, respectively.

Note 6 – Revolving Line of Credit:

On August 31, 2018, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the revolving line of credit, the Company may borrow up to the lesser of (i) $6,000,000 or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the one month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. Eligible Accounts do not include, among other things, accounts receivable from affiliated entities.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At December 31, 2018, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

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

At December 31, 2018 and 2017, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement and the Predecessor Agreement, respectively.

Note 7 – Accrued Expenses Payable:

Accrued expenses payable at December 31, 2018 and 2017 consisted of the following:

	2018	2017

Accrued customer promotions	$485,472	$343,172
Accrued payroll, commissions, and benefits	373,895	280,783
Other	249,538	188,107

Total accrued expenses payable	$1,108,905	$812,062

Note 8 – Long Term Debt:

Industrial Development Bond Financing

On September 26, 2017, Kinpak indirectly obtained a $4,500,000 loan from Regions Capital Advantage, Inc. (the “Lender”). The proceeds of the loan are being used principally to pay or reimburse costs relating to the Expansion Project.

The loan was funded by the Lender’s purchase of a $4,500,000 industrial development bond (the “Bond”) issued by The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). The Bond is a limited obligation of the IDB and is payable solely out of revenues and receipts derived from the leasing or sale of Kinpak’s facilities. In this regard, Kinpak is obligated to fund the IDB’s payment obligations by providing rental payments under a lease between the IDB and Kinpak (the “Lease”), under which Kinpak leases its facilities from the IDB. Kinpak inherited the lease structure when it first acquired its facilities from its predecessor-in-interest in 1996. The Lease provides that prior to the maturity date of the Bond, Kinpak may repurchase the facilities for $1,000 if the Bond has been redeemed or fully paid.

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

Under the Lease, Kinpak is required to make rental payments for the account of the IDB to the Lender in such amounts and at such times as are necessary to enable the payment of all principal and interest due on the Bond and other charges, if any, payable in respect of the Bond. The Lease also provides that Kinpak may redeem the Bond, in whole or in part, by prepaying its rental payment obligations in an amount sufficient to effect the redemption. In addition, the Lease contains provisions relating to the Expansion Project, including limitations on utilization of Bond proceeds, deposit of unused proceeds into a custodial account (as described below) and investment of monies held in the custodial account.

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At December 31, 2018, the Company was in compliance with these financial covenants.

Through December 31, 2018, of the $4,500,000 proceeds of the Bond sale, approximately $2,161,000 has been applied to reimburse Kinpak for Expansion Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt financing costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized under the effective interest method.

Other Long Term Obligations

In connection with the Company’s agreement to purchase the assets of Snappy Marine (see Note 4 above), the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid.

At December 31, 2018 and 2017, the Company was obligated under capital lease agreements covering equipment utilized in the Company’s operations.  The capital leases, aggregating approximately $31,000 and $50,000 at December 31, 2018 and 2017, respectively, mature on July 1, 2020 and carry an interest rate of 2% per annum.

The following table provides information regarding the Company’s long-term debt at December 31, 2018 and 2017:

	Current Portion		Long Term Portion
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Obligations related to industrial development bond financing	$247,985	$240,395	$3,974,256	$4,222,241
Note payable related to asset acquisition	177,701	---	680,274	---
Capitalized equipment leases	19,593	19,238	11,596	31,188
Total principal of long term debt	445,279	259,633	4,666,126	4,253,429
Debt issuance costs	(19,616)	(19,616)	(152,021)	(171,636)
Total long term debt	$425,663	$240,017	$4,514,105	$4,081,793

Required principal payments under the Company’s industrial development bond financing and other long term obligations are set forth below:

Year ending December 31,
2019	$445,279
2020	449,936
2021	452,068
2022	465,873
2023	396,366
Thereafter	2,901,883
Total	$5,111,405

Note 9 – Income Taxes:

The components of the Company’s provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Federal – current	$636,046	$1,101,503
Federal – deferred	120,760	(60,364)
State – current	28,530	31,930
State – deferred	5,694	892
Total provision for income taxes	$791,030	$1,073,961

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2018	%	2017	%
Income Tax computed at statutory rate	$753,119	21.0%	$1,250,348	34.0%
State tax, net of federal benefit	22,468	0.6%	21,074	0.6%
Share based compensation	(1,233)	(0.0)%	(6,303)	(0.2)%
Domestic production activities deduction	----	----	(110,410)	(3.0)%
Effect of tax rate change on deferred taxes	----	----	(90,980)	(2.5)%
Permanent adjustments	14,040	0.4%	24,202	0.7%
Tax credits and other	2,636	0.1%	(13,970)	(0.4)%
Provision for income taxes	$791,030	22.1%	$1,073,961	29.2%

The Company’s deferred tax liability consisted of the following at December 31, 2018 and 2017:

	2018	2017
Deferred tax liability
Inventory reserves	$62,475	$68,631
Trade accounts receivable allowances	37,645	9,017
Depreciation and amortization	(380,469)	(231,543)
Total net deferred tax liability	$(280,349)	$(153,895)

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The legislation significantly changes United States tax law by, among other things, reducing the Company’s federal corporate income tax rate from 34% to 21%, effective January 1, 2018. As a result of the reduction in the federal corporate income tax rate, the Company revalued its net deferred tax liabilities at December 31, 2017 and recognized a $90,980 tax benefit in the Company’s consolidated statement of operations.

Note 10 – Related Party Transactions:

During 2018, as in previous years, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $2,190,000 and $2,070,000 during the years ended December 31, 2018 and 2017, respectively; fees for administrative services aggregated approximately $760,000 and $764,000, respectively; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $151,000 and $120,000 during the years ended December 31, 2018 and 2017, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales and administrative services aggregating approximately $1,046,000 and $1,584,000 at December 31, 2018 and 2017, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $77,000 ($42,000 for research and development, $14,000 for charter boat services that the Company used to provide sales incentives for external sales representatives and $21,000 for the production of television commercials) and $106,250 ($42,000 for research and development and $64,250 for charter boat services that the Company used to provide sales incentives for external sales representatives) for the years ended December 31, 2018 and 2017, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services and television production services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 11 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the years ended December 31, 2018 and 2017, the Company paid an aggregate of approximately $1,261,000 and $1,235,000, respectively, in insurance premiums on policies obtained through the insurance broker.

Note 11 – Commitments and Contingencies:

The Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Rent expense under the lease was approximately $97,000 for each of the years ended December 31, 2018 and 2017.  The rent expense is included in the Company’s consolidated statements of operations as a selling and administrative expense.

The Company also leased a 15,000 square foot warehouse in Montgomery, Alabama near its Kinpak manufacturing facility for the purpose of fabricating and assembling brushes used for cleaning boats, automobiles, and recreational vehicles. The Company paid monthly rent of $4,375 under the lease, which commenced on August 1, 2016 and expired on July 31, 2018. The Company has relocated the brush fabrication and assembly operations from the leased warehouse to Kinpak’s facilities, which have been expanded in connection with the Expansion Project. See Note 8 above.

The following is a schedule of minimum future rentals on the Company’s non-cancelable operating leases.

Year ending December 31,
2019	$96,064
2020	97,985
2021	99,945
2022	101,944
2023	103,983
Total	$499,921

Note 12 - Stock Options and Awards:

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock. During the years ended December 31, 2018 and 2017, the Company granted stock awards under the Plan aggregating 81,400 and 79,100 shares of common stock, respectively, to officers, key employees, directors and, in 2017, a consultant of an affiliated company. Following the withholding of an aggregate of 6,299 and 5,500 shares of common stock, respectively, in connection with a tax withholding feature of the Plan, 75,101 and 73,600 shares were delivered to the award recipients, during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, 262,000 shares remained available for future issuance under the Plan.  The shares vested immediately upon issuance and were fully expensed in the period in which they were awarded. Compensation expense related to the stock awards was $330,823 and $324,145 for the years ended December 31, 2018 and 2017, respectively. The Company withheld shares in 2018 and 2017 that had a value of $25,794 and $22,468, respectively, for income tax withholding related to the awards. As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. Only non-qualified options granted under the Prior Plans were outstanding on December 31, 2018. Outstanding non-qualified options were granted to outside directors, have a 10-year term from the date of grant and are immediately exercisable.  The last tranche of non-qualified options previously granted terminate on April 25, 2020.  There was no compensation expense attributable to stock options recognized during the years ended December 31, 2018 and 2017, and at December 31, 2018 and 2017, there was no unrecognized compensation cost related to share based compensation arrangements

During 2018, a former director exercised a stock option to purchase 10,000 shares of common stock. The Company withheld 1,490 shares in connection with the net exercise of the stock option by the former director and delivered 8,510 shares to the former director.

During 2017, stock options to purchase an aggregate of 40,000 shares of common stock were exercised. The Company received a total of $26,400, withheld 5,957 shares in connection with the net exercise feature of the stock options and delivered an aggregate of 34,043 shares to the option holders who exercised their options.

The following tables provide information regarding outstanding options under the Company’s stock option plans at December 31, 2018 and 2017.  All options referenced in the table below were granted under the Company’s 2008 Non-Qualified Stock Option Plan.

At December 31, 2018:

Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
1/11/09	30,000	30,000	0.69	1/10/19	0.0
4/26/10	20,000	20,000	2.07	4/25/20	1.3
	50,000	50,000	$1.24		0.6

At December 31, 2017:

Date Granted	Options Outstanding	Exercisable Options	Exercise Price	Expiration Date	Weighted Average Remaining Life
1/11/09	40,000	40,000	0.69	1/10/19	1.0
4/26/10	20,000	20,000	2.07	4/25/20	2.4
	60,000	60,000	$1.15		1.5

The following table provides information relating to stock option transactions during the years ended December 31, 2018 and 2017:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	60,000	$1.15	100,000	$1.22
Options exercised	(10,000)	0.69	(40,000)	1.32
Total	50,000	$1.24	60,000	$1.15

Note 13 – Major Customers:

The Company had net sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for each of the years ended December 31, 2018 and 2017.  Net sales to each of these two customers respectively represented approximately 21.7% and 11.4% of consolidated net sales, respectively, for the year ended December 31, 2018 and approximately 22.5% and 11.9% of consolidated net sales, respectively, for the year ended December 31, 2017.

At December 31, 2018 and 2017, trade accounts receivables due from the Company’s two largest customers respectively constituted 41.0% (25.2% and 15.8%) and 25.5% (14.0% and 11.5%) of the Company’s outstanding trade accounts receivable. In 2018, the Company changed payment terms for its largest customer from 30 days to 90 days.

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

	Years Ended December 31,
	2018	2017
Earnings per common share –Basic

Net income	$2,795,249	$2,603,534

Weighted average number of common shares outstanding	9,279,872	9,190,429

Earnings per common share – Basic	$0.30	$0.28

Earnings per common share – Diluted

Net income	$2,795,249	$2,603,534

Weighted average number of common shares outstanding	9,279,872	9,190,429

Dilutive effect of employee stock-based awards	39,231	63,373
Weighted average number of common shares outstanding - Diluted	9,319,103	9,253,802

Earnings per common share - Diluted	$0.30	$0.28

The Company had no stock options outstanding at December 31, 2018 and 2017, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 15 – Cash Dividends:

On March 19, 2018, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 16, 2018 to all shareholders of record on April 2, 2018.  There were 9,254,580 shares of common stock outstanding on April 2, 2018; therefore, dividends aggregating $555,275 were paid on April 16, 2018.

On April 13, 2017, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on May 11, 2017 to all shareholders of record on April 27, 2017.  There were 9,154,243 shares of common stock outstanding on April 27, 2017;  therefore, dividends aggregating $549,255 were paid on May 11, 2017.

Note 16 – Recent Accounting Pronouncements:

Accounting Guidance Adopted by the Company

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the full retrospective method, under which the Company applies the new guidance to each comparative period presented. Under the new guidance, the Company’s performance obligation to its customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. While the timing of the Company’s revenue recognition did not change as a result of the new guidance, certain allowances provided by the Company to customers, primarily for cooperative advertising and freight, are now considered a reduction of net sales instead of an expense (see Note 1 for more information).

In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance also requires disclosure of such amounts in the statements of cash flows or in the financial statement footnotes if restricted cash and restricted cash equivalents are presented in separate line items in the balance sheet. The Company adopted this guidance effective January 1, 2018. In accordance with the new guidance, the Company includes additional disclosures regarding its cash and restricted cash amounts in its consolidated statements of cash flows for each comparative period presented. The changes to the Company’s 2017 statement of cash flows are as follows:

	Originally Reported	ASU 2016-18 Adjustment	As Revised
Net cash provided by operating activities	$2,928,277	$-	$2,928,277
Net cash used in investing activities	(8,023,092)	2,747,360	(5,275,732)
Net cash provided by financing activities	3,442,826	-	3,442,826
Effect of exchange rate fluctuations on cash	28	-	28
Net (decrease) increase in cash	$(1,651,961)	$2,747,360	$1,095,399

Accounting Guidance Not Yet Adopted by the Company

In February 2016, the FASB issued ASU 2016-02 (Topic 842) “Leases.” Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term.  The Company will adopt the new guidance effective January 1, 2019 using a modified retrospective method, under which it will record an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. Based on the Company’s portfolio of leases at December 31, 2018, approximately $430,000 of lease assets and liabilities will be recognized on its balance sheet upon adoption, almost all of which relate to the lease for to the Company’s executive offices and manufacturing facilities located in Ft. Lauderdale, Florida. The Company does not expect the new standard to have a material impact on its results of operations or cash flows.

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

Note -17 – Subsequent Event:

On March 22, 2019, the Company’s Board of Directors declared a special cash dividend of $0.05 per common share payable on April 19, 2019 to all shareholders of record on April 5, 2019. At the time of the filing of this report there were 9,366,119 shares of common stock outstanding; therefore, dividends aggregating $468,306 will be paid on April 19, 2019.