Form 10-Q
period 2019-03-31
OCEAN BIO CHEM INC
filed 2019-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	OBC1	The NASDAQ Stock Market

At May 14, 2019, 9,366,119 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at March 31, 2019 (unaudited) and December 31, 2018	1

	Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2019 and 2018	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2019 and 2018	3

	Condensed consolidated statements of shareholders’ equity (unaudited) for the three months ended March 31, 2019 and 2018	4

	Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2019 and 2018	5

	Notes to condensed consolidated financial statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II	Other Information:

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

	Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$563,426	$1,401,047
Trade accounts receivable less allowances of approximately $138,000 and $171,000, respectively	6,693,235	5,658,686
Receivables due from affiliated companies	1,516,885	1,045,990
Restricted cash	2,163,226	2,332,877
Inventories, net	12,524,824	12,085,813
Prepaid expenses and other current assets	1,090,088	1,010,641
Total Current Assets	24,551,684	23,535,054

Property, plant and equipment, net	9,719,404	9,649,237
Operating lease – right to use	412,672	-
Intangible assets, net	1,986,732	2,050,212
Total Assets	$36,670,492	$35,234,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$431,745	$425,663
Current portion of operating lease liability	81,014	-
Accounts payable - trade	1,586,908	1,472,230
Dividends payable	468,306	-
Accrued expenses payable	1,380,299	1,108,905
Total Current Liabilities	3,948,272	3,006,798

Deferred tax liability	274,897	280,349
Operating lease liability, less current portion	331,658	-
Long-term debt, less current portion and debt issuance costs	4,419,282	4,514,105
Total Liabilities	8,974,109	7,801,252

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,366,119 shares and 9,338,191 shares issued, respectively	93,661	93,382
Additional paid in capital	10,249,347	10,235,827
Accumulated other comprehensive loss	(294,237)	(295,734)
Retained earnings	17,647,612	17,399,776
Total Shareholders’ Equity	27,696,383	27,433,251

Total Liabilities and Shareholders’ Equity	$36,670,492	$35,234,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Net sales	$9,081,117	$8,384,213

Cost of goods sold	5,660,138	5,406,117

Gross profit	3,420,979	2,978,096

Operating Expenses:
Advertising and promotion	766,310	751,400
Selling and administrative	1,700,393	1,554,777
Total operating expenses	2,466,703	2,306,177

Operating income	954,276	671,919

Interest (expense) income, net	(29,827)	7,386

Income before income taxes	924,449	679,305

Provision for income taxes	(209,279)	(155,925)

Net income	$715,170	$523,380

Earnings per common share – basic	$0.08	$0.06

Earnings per common share – diluted	$0.08	$0.06

Dividends declared per common share	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Net income	$715,170	$523,380

Foreign currency translation adjustment	1,497	(3,466)

Comprehensive income	$716,667	$519,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	715,170	715,170

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	1,497	-	1,497

March 31, 2019	9,366,119	$93,661	$10,249,347	$(294,237)	$17,647,612	$27,696,383

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2017	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

Net income	-	-	-	-	523,380	523,380

Dividends, common stock	-	-	-	-	(555,275)	(555,275)

Foreign currency translation adjustment	-	-	-	(3,466)	-	(3,466)

March 31, 2018	9,254,580	$92,546	$9,931,634	$(291,517)	$15,127,907	$24,860,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:

Net income	$715,170	$523,380
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	320,791	238,984
Deferred income taxes	(5,452)	143,991
Provision for bad debts	(32,700)	1,826
Other operating non-cash items	1,076	974

Changes in assets and liabilities:

Trade accounts receivable	(1,001,849)	(41,156)
Receivables due from affiliated companies	(470,895)	325,150
Inventories	(439,011)	(897,157)
Prepaid expenses and other current assets	(79,447)	(37,503)
Accounts payable – trade	114,678	121,899
Accrued expenses payable	271,394	142,085
Net cash (used in) provided by operating activities	(606,245)	522,473

Cash flows from investing activities:
Purchases of property, plant and equipment	(303,901)	(571,720)
Net cash used in investing activities	(303,901)	(571,720)

Cash flows from financing activities:
Payments on long-term debt	(111,346)	(66,239)
Proceeds from exercise of stock options	13,799
Net cash used in financing activities	(97,547)	(66,239)

Effect of exchange rate on cash	421	(748)

Net decrease in cash and restricted cash	(1,007,272)	(116,234)

Cash and restricted cash at beginning of period	3,733,924	5,165,844
Cash and restricted cash at end of period	$2,726,652	$5,049,610

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$38,065	$6,374
Cash paid for income taxes during period	$-	$-
Cash paid under operating lease	$23,700	$23,700

Cash	$563,426	$2,294,648
Restricted cash	2,163,226	2,754,962
Total cash and restricted cash	$2,726,652	$5,049,610

Noncash lease activities:
Operating lease right to use asset exchanged for operating lease liability	$432,466	$-
Finance lease right to use assets exchanged for finance lease liabilities	44,979	-
Total lease right to use assets exchanged for lease liabilities	$477,445	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Guidance Adopted by the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under the previous guidance, and leases classified as operating leases) recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 utilizing a modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at March 31, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the derecognition of office equipment with a net book value of approximately $27,000, which is now classified as a finance lease – right to use asset within property, plant and equipment.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short term leases at March 31, 2019.

Accounting Guidance Not Yet Adopted by the Company

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, expected credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s financial statements.

3.	INVENTORIES

The Company’s inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$4,808,916	$4,320,131
Finished goods	8,000,017	8,049,791
Inventories, gross	12,808,933	12,369,922

Inventory reserves	(284,109)	(284,109)

Inventories, net	$12,524,824	$12,085,813

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $468,000 and $495,000 at March 31, 2019 and December 31, 2018, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	Estimated Useful Life	March 31, 2019	December 31, 2018

Land		$278,325	$278,325
Building and Improvements	30 years	9,565,791	9,548,922
Manufacturing and warehouse equipment	6-20 years	10,892,015	10,736,161
Office equipment and furniture	3-5 years	1,778,493	1,838,360
Leasehold improvements	10-15 years	577,068	577,068
Finance leases – right to use	5 years	45,951	-
Vehicles	3 years	10,020	10,020
Construction in process		181,284	80,682
Property, plant and equipment, gross		23,328,947	23,069,538

Less accumulated depreciation		(13,609,543)	(13,420,301)

Property, plant and equipment, net		$9,719,404	$9,649,237

The Company is engaged in a project involving the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). As of March 31, 2019, the remaining work on the Expansion Project involves the completion of a bottle filling line and the purchase and installation of additional equipment. At March 31, 2019, the Company’s expenditures on the Expansion Project aggregated approximately $6.1 million. The total cost of the Expansion Project is estimated to be approximately $6.7 million. Construction in progress at March 31, 2019 and December 31, 2018 includes $74,215 and $46,996, respectively, relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities.

5.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Operating lease expense for the three months ended March 31, 2019 was approximately $25,000, compared to rent expense of approximately $24,000 for the three months ended March 31, 2018. At March 31, 2019, the Company has a right to use asset and a corresponding liability of $412,672 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Year ending March 31,
2020	$94,800
2021	94,800
2022	94,800
2023	94,800
2024	71,100
Total future minimum lease payments	450,300
Less imputed interest	(37,628)
Total operating lease liability	$412,672

The Company’s two finance leases relate to office equipment. See Note 4 for right to use asset information regarding the carrying value of the finance leases right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the quarter ended March 31, 2019 are set forth below.

Quarter Ended March 31, 2019
Operating lease expense	$25,000
Finance leases amortization	5,000
Finance lease interest	205
Total lease expense	$30,205

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at March 31, 2019 are set forth below:

March 31, 2019
Remaining lease term – operating lease	4.75 years
Weighted average remaining lease term – finance leases	2.77 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	2.6%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

March 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$453,057	$169,676
Trade names and trademarks	1,649,880	567,933	1,081,947
Customer list	525,663	74,469	451,194
Product formulas	262,832	37,235	225,597
Royalty rights	160,000	101,682	58,318
Total intangible assets	$3,221,108	$1,234,376	$1,986,732

December 31, 2018

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$439,972	$182,761
Trade names and trademarks	1,649,880	561,449	1,088,431
Customer list	525,663	48,186	477,477
Product formulas	262,832	24,093	238,739
Royalty rights	160,000	97,196	62,804
Total intangible assets	$3,221,108	$1,170,896	$2,050,212

Amortization expense related to intangible assets was $63,480 and $17,570 for the three months ended March 31, 2019 and 2018.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At March 31, 2019, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

At March 31, 2019 and December 31, 2018, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At March 31, 2019, the Company was in compliance with these financial covenants.

Through March 31, 2019, of the $4,500,000 proceeds of the Bond sale, approximately $2,343,000 has been applied to reimburse Kinpak for Expansion Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt financing costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized over the life of the Bond.

Other Long Term Obligations

In connection with the Company’s agreement to purchase assets of Snappy Marine, Inc. (“Snappy Marine”) on July 13, 2018, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60 month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid.

At March 31, 2019 and December 31, 2018, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations.  The equipment leases, aggregating approximately $43,000 and $31,000 at March 31, 2019 and December 31, 2018, respectively, have maturities through 2024 and carry an interest rates ranging from 2% to 4% per annum. The equipment leases are classified as finance leases. During each of the three months ended March 31, 2019 and 2018, the Company paid approximately $5,200 ($5,000 principal and $200 interest), under these lease agreements.

The following table provides information regarding the Company’s long-term debt at March 31, 2019 and December 31, 2018:

	Current Portion		Long Term Portion
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Obligations related to industrial development bond financing	$249,558	$247,985	$3,910,969	$3,974,256
Note payable related to asset acquisition	178,980	177,701	635,047	680,274
Equipment leases	22,823	19,593	20,383	11,596
Total principal of long term debt	451,361	445,279	4,566,399	4,666,126
Debt issuance costs	(19,616)	(19,616)	(147,117)	(152,021)
Total long term debt	$431,745	$425,663	$4,419,282	$4,514,105

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending March 31,
2020	$451,361
2021	451,853
2022	458,826
2023	472,853
2024	352,615
Thereafter	2,830,252
Total	$5,017,760

9.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies distribute the products outside of the United States and Canada. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. During the three months ended March 31, 2019 and 2018, sales to the affiliated companies aggregated approximately $752,000 and $820,000, respectively; fees for administrative services aggregated approximately $155,000 and $149,000, respectively; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $32,000 and $29,000, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business related expenses aggregating approximately $1,517,000 and $1,046,000 at March 31, 2019 and December 31, 2018, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $27,000 ($10,500 for research and development services and $16,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) and $15,000 ($10,500 for research and development services and $4,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) for the three months ended March 31, 2019 and 2018, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs. During the three months ended March 31, 2019 and 2018, the Company paid an aggregate of approximately $225,000 and $188,000, respectively, in insurance premiums on policies obtained through the insurance broker.

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

.

	Three Months Ended March 31,
	2019	2018
Earnings per common share –Basic and Diluted

Net income	$715,170	$523,380

Weighted average number of common shares outstanding	9,363,368	9,254,580

Earnings per common share – Basic	$0.08	$0.06

Earnings per common share – Diluted

Net income	$715,170	$523,380

Weighted average number of common shares outstanding	9,363,368	9,254,580

Dilutive effect of outstanding stock options	10,962	42,712

Weighted average number of common shares outstanding – Diluted	9,374,330	9,297,292

Earnings per common share – Diluted	$0.08	$0.06

The Company had no stock options outstanding at March 31, 2019 and 2018, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 No stock compensation expense was incurred during the three months ended March 31, 2019 and 2018, and at March 31, 2019, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2019 and 2018.

In 2010, the Company granted, under its 2018 Non-Qualified Stock Option Plan, stock options to purchase 20,000 shares of its common stock at an exercise price per share of $2.07. The stock options expire on April 25, 2020.

12.	CASH DIVIDENDS

On March 22, 2019, the Company’s Board of Directors declared a special cash dividend of $0.05 per common share payable on April 19, 2019 to all shareholders of record on April 5, 2019.  There were 9,366,119 shares of common stock outstanding on April 5, 2019; therefore, dividends aggregating $468,306 were paid on April 19, 2019.

On March 19, 2018, the Company’s Board of Directors declared a special cash dividend of $0.06 per common share payable on April 16, 2018 to all shareholders of record on April 2, 2018.  There were 9,254,580 shares of common stock outstanding on April 2, 2018; therefore, dividends aggregating $555,275 were paid on April 16, 2018.

13.	CUSTOMER CONCENTRATION

During the three months ended March 31, 2019 and 2018, the Company had net sales to one customer that constituted in excess of 10% of its net sales. Net sales to this customer accounted for approximately 25.6% and 22.0% of consolidated net sales, respectively, for the three months ending March 31, 2019 and 2018. This customer also comprised approximately 35.0% and 25.2% of the Company’s gross trade accounts receivable, respectively, at March 31, 2019 and December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of an expansion project with respect to facilities operated by our wholly-owned subsidiary, Kinpak Inc. (“Kinpak”), our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2018.

Overview:

We are engaged in the manufacture, marketing and distribution of a broad line of appearance, performance, and maintenance products for the marine, automotive, power sports, recreational vehicle and outdoor power equipment markets, under the Star brite® and other trademarks within the United States and Canada. In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute chlorine dioxide-based deodorizing, disinfectant and sanitizing products. We sell our products through national retailers and to national and regional distributors. In addition, we sell products to two companies affiliated with Peter G. Dornau, our Chairman, President and Chief Executive Officer; these companies distribute the products outside of the United States and Canada.

We have been engaged in a project involving the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). The remaining work on the Expansion Project involves completion of a bottle filling line and purchase of additional equipment. We are conducting operations in the expanded facilities. At March 31, 2019, we have spent an aggregate of approximately $6.1 million, and the total cost of the project is estimated to be approximately $6.7 million.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table provides a summary of our financial results for the three months ended March 31, 2019 and 2018:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$9,081,117	$8,384,213	8.3%	100.0%	100.0%
Cost of goods sold	5,660,138	5,406,117	4.7%	62.3%	64.5%
Gross profit	3,420,979	2,978,096	14.9%	37.7%	35.5%
Advertising and promotion	766,310	751,400	2.0%	8.4%	9.0%
Selling and administrative	1,700,393	1,554,777	9.4%	18.7%	18.5%
Operating income	954,276	671,919	42.0%	10.5%	8.0%
Interest (expense) income, net	(29,827)	7,386	N/A	0.3%	0.1%
Provision for income taxes	(209,279)	(155,925)	34.2%	2.3%	1.9%
Net income	$715,170	$523,380	36.6%	7.9%	6.2%

Net sales for the three months ended March 31, 2019 increased by approximately $697,000, or 8.3%, as compared to the three months ended March 31, 2018. The increase in net sales is principally a result of increased sales of Star brite® branded marine products to three of our largest customers.

Cost of goods sold increased by approximately $254,000, or 4.7%, during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.  The increase in cost of goods sold is primarily a result of higher sales volume.

Gross profit increased by approximately $443,000 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Gross profit increased due to our higher sales volume and a more profitable sales mix. As a percentage of net sales, gross profit was approximately 37.7% and 35.5% for the three month periods ended March 31, 2019 and 2018, respectively. The increase in gross profit as a percentage of net sales is principally due to our sales mix, which included a greater proportion of Star brite® branded marine products and a lower amount of windshield washer products.

Advertising and promotion expenses increased by approximately $15,000, or 2.0%, during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.    As a percentage of net sales, advertising and promotion expenses decreased to 8.4% for the three months ended March 31, 2019, from 9.0% for the three months ended March 31, 2018.

Selling and administrative expenses increased by approximately $146,000, or 9.4%, during the three months ending March 31, 2019, as compared to the three months ended March 31, 2018. The increase in selling and administrative expenses is principally a result of higher employee compensation and benefits, higher sales commissions due to increased sales, and an increase in amortization expense related to intangible assets acquired from Snappy Marine, Inc. (“Snappy Marine”) on July 13, 2018, partially offset by a decrease in the Company’s allowance for bad debts. As a percentage of net sales, selling and administrative expenses increased to 18.7% for the three months ended March 31, 2019, from 18.5% for the three months ended March 31, 2018.

Interest (expense), net for the three months ended March 31, 2019 was approximately $30,000; for the three months ended March 31, 2018, interest income was approximately $7,000. The increase is principally results from the Company’s interest incurred with respect to the Company’s obligations under the industrial development bond financing relating to the Expansion Project. Because construction was ongoing during the three months ended March 31, 2018, interest was capitalized rather than charged to interest expense. In addition, interest expense for the three months ended March 31, 2019 includes interest on a promissory note we provided on July 13, 2018 in connection with our acquisition of Snappy Marine assets. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

Provision for income taxes for the three months ended March 31, 2019 was approximately $209,000, or 22.6% of our pretax income, compared to approximately $156,000, or 23.0% of pretax income, for the three months ended March 31, 2018.

Liquidity and capital resources:

Our cash balance was approximately $563,000 at March 31, 2019 compared to approximately $1,401,000 at December 31, 2018. In addition, we had restricted cash of approximately $2,163,000 and $2,333,000 at March 31, 2019 and December 31, 2018, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(606,245)	$522,473
Net cash used in investing activities	(303,901)	(571,720)
Net cash used in financing activities	(97,547)	(66,239)
Effect of exchange rate fluctuations on cash	421	(748)
Net decrease in cash and restricted cash	$(1,007,272)	$(116,234)

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $606,000, as compared to net cash provided by operating activities of approximately $522,000 for the three months ended March 31, 2018. The higher amount of cash used during the three months ended March 31, 2019 is principally a result of increases in our trade accounts receivable and receivables due from affiliated companies, partially offset by a lower increase in inventories.

Net trade accounts receivable at March 31, 2019 aggregated approximately $6,693,000, an increase of approximately $1,034,000 or 18.3% as compared to approximately $5,659,000 in net trade accounts receivable outstanding at December 31, 2018.  The increase principally reflects the timing of payments in accordance with applicable payment terms. Receivables due from affiliated companies aggregated approximately $1,517,000 at March 31, 2019, an increase of approximately $471,000, or 45.0%, from receivables due from affiliated companies of approximately $1,046,000 at December 31, 2018. The increase primarily results from timing of payments, and to a lesser extent, sales during the three months ended March 31, 2019; one of the affiliated companies paid $450,000 to the Company on April 1, 2019.

Inventories, net were approximately $12,525,000 and $12,086,000 at March 31, 2019 and December 31, 2018, respectively, representing an increase of approximately $439,000 or 3.6% during the three months ended March 31, 2019. The increase in inventories reflects anticipated sales volume during the second quarter of 2019.

Net cash used in investing activities for the three months ended March 31, 2019 decreased by approximately $268,000 or 46.8%, as compared to the three months ended March 31, 2018. The decrease reflects a lower amount of expenditures on the Expansion Project, as most of the work on the project is completed. See “Overview” above for additional information.

Net cash used in financing activities for the three months ended March 31, 2019 increased by approximately $31,000 or 47.3%, as compared to the three months ended March 31, 2018. The increase in cash used during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is the result of higher debt payments, partially offset by proceeds from the exercise of stock options.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At March 31, 2019 and December 31, 2018, we had outstanding balances of approximately $4,161,000 and $4,222,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At March 31, 2019, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. As of March 31, 2019, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, to be recorded as interest expense over the term of the note). As of March 31, 2019, we had an outstanding balance of $866,666 under the promissory note (including $814,027 recorded as principal and $52,639 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $43,000 and $31,000 at March 31, 2019 and December 31, 2018, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the three months ended March 31, 2019, we recorded $1,497 in foreign currency translation adjustments (increasing shareholders’ equity by $1,497).

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2019	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 15, 2019	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer