Form 10-Q
period 2019-06-30
OCEAN BIO CHEM INC
filed 2019-08-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At August 13, 2019, 9,370,119 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information:	1

Item 1.	Financial Statements	1

	Condensed consolidated balance sheets at June 30, 2019 (unaudited) and December 31, 2018	1

	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2019 and 2018	2

	Condensed consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2019 and 2018	3

	Condensed consolidated statements of shareholders’ equity (unaudited) for the three and six months ended June 30, 2019 and 2018	4-5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2019 and 2018	6

	Notes to condensed consolidated financial statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II	Other Information:

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

	Signatures	23

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,111,427	$1,401,047
Trade accounts receivable less allowances of approximately $156,000 and $171,000, respectively	8,554,453	5,658,686
Receivables due from affiliated companies	939,751	1,045,990
Restricted cash	2,175,963	2,332,877
Inventories, net	11,682,975	12,085,813
Prepaid expenses and other current assets	820,280	1,010,641
Total Current Assets	25,284,849	23,535,054

Property, plant and equipment, net	9,587,836	9,649,237
Operating lease – right to use	392,695	---
Intangible assets, net	1,923,253	2,050,212
Total Assets	$37,188,633	$35,234,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$435,115	$425,663
Revolving line of credit	400,000	---
Current portion of operating lease liability	81,759	---
Accounts payable - trade	1,480,557	1,472,230
Accrued expenses payable	1,146,733	1,108,905
Total Current Liabilities	3,544,164	3,006,798

Deferred tax liability	304,408	280,349
Operating lease liability, less current portion	310,936	---
Long-term debt, less current portion and debt issuance costs	4,309,401	4,514,105
Total Liabilities	8,468,909	7,801,252

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,370,119 shares and 9,338,191 shares issued, respectively	93,701	93,382
Additional paid in capital	10,262,567	10,235,827
Accumulated other comprehensive loss	(293,724)	(295,734)
Retained earnings	18,657,180	17,399,776
Total Shareholders’ Equity	28,719,724	27,433,251

Total Liabilities and Shareholders’ Equity	$37,188,633	$35,234,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$10,944,697	$11,398,539	$20,025,814	$19,782,752

Cost of goods sold	6,427,584	6,744,504	12,087,722	12,150,621

Gross profit	4,517,113	4,654,035	7,938,092	7,632,131

Operating Expenses:
Advertising and promotion	975,361	893,744	1,741,671	1,645,144
Selling and administrative	2,212,216	2,289,070	3,912,609	3,843,847
Total operating expenses	3,187,577	3,182,814	5,654,280	5,488,991

Operating income	1,329,536	1,471,221	2,283,812	2,143,140

Other expense
Interest, net (expense)	(35,410)	(33,670)	(65,237)	(26,284)

Income before income taxes	1,294,126	1,437,551	2,218,575	2,116,856

Provision for income taxes	(284,558)	(316,200)	(493,837)	(472,125)

Net income	$1,009,568	$1,121,351	$1,724,738	$1,644,731

Earnings per common share – basic and diluted	$0.11	$0.12	$0.18	$0.18

Dividends declared per common share	$0.00	$0.00	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$1,009,568	$1,121,351	$1,724,738	$1,644,731
Foreign currency translation adjustment	513	(378)	2,010	(3,844)

Comprehensive income	$1,010,081	$1,120,973	$1,726,748	$1,640,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2019	9,366,119	$93,661	$10,249,347	$(294,237)	$17,647,612	$27,696,383

Net income	-	-	-	-	1,009,568	1,009,568

Stock based compensation	4,000	40	13,220	-	-	13,260

Foreign currency translation adjustment	-	-	-	513	-	513

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2018	9,254,580	$92,546	$9,931,634	$(291,517)	$15,127,907	$24,860,570

Net income	-	-	-	-	1,121,351	1,121,351

Stock based compensation	4,000	40	13,830	-	-	13,870

Foreign currency translation adjustment	-	-	-	(378)	-	(378)

June 30, 2018	9,258,580	$92,586	$9,945,464	$(291,895)	$16,249,258	$25,995,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	1,724,738	1,724,738

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799
Stock based compensation	4,000	40	13,220	-	-	13,260

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	2,010	-	2,010

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2017	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

Net income	-	-	-	-	1,644,731	1,644,731

Dividends, common stock	-	-	-	-	(555,275)	(555,275)

Stock based compensation	4.000	40	13,830	-	-	13,870

Foreign currency translation adjustment	-	-	-	(3,844)	-	(3,844)

June 30, 2018	9,258,580	$92,586	$9,945,464	$(291,895)	$16,249,258	$25,995,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:

Net income	$1,724,738	$1,644,731
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:

Depreciation and amortization	646,105	522,513
Deferred income taxes	24,059	126,918
Stock based compensation	13,260	13,870
Provision for bad debts	942	74,872
Other operating non-cash items	1,151	246

Changes in assets and liabilities:

Trade accounts receivable	(2,896,709)	(4,182,717)
Receivables due from affiliated companies	106,239	696,684
Inventories	402,838	(1,063,096)
Prepaid expenses and other current assets	190,361	(105,370)
Accounts payable – trade	8,327	738,441
Accrued expenses payable	37,828	557,793
Net cash provided by (used in) provided by operating activities	259,139	(975,115)

Cash flows from investing activities:
Purchases of property, plant and equipment	(429,264)	(916,096)
Net cash used in investing activities	(429,264)	(916,096)

Cash flows from financing activities:
Payments on long-term debt	(222,761)	(130,629)
Borrowings on revolving line of credit	1,000,000	1,100,000
Repayments on revolving line of credit	(600,000)	-
Dividends paid to common shareholders	(468,306)	(555,275)
Proceeds from exercise of stock options	13,799	-
Net cash (used in) provided by financing activities	(277,268)	414,096

Effect of exchange rate on cash and restricted cash	859	(398)

Net decrease in cash and restricted cash	(446,534)	(1,477,513)

Cash and restricted cash at beginning of period	3,733,924	5,165,844
Cash and restricted cash at end of period	$3,287,390	$3,688,331

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$80,594	$35,987
Cash paid for income taxes during period	$411,009	$364,000
Operating lease right to use asset exchanged for operating lease liability	$432,466	$-
Finance lease right to use assets exchanged for finance lease liabilities	$44,979	$-
Cash paid under operating lease	$47,400	$47,400

Cash	$1,111,427	$922,985
Restricted cash	2,175,963	2,765,346
Total cash and restricted cash	$3,287,390	$3,688,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Accounting Guidance Adopted by the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under the previous guidance, and leases classified as operating leases) recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 utilizing a modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at June 30, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the reclassification of office equipment with a net book value of approximately $27,000 to a finance lease – right to use asset within property, plant and equipment.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short term leases at June 30, 2019.

Accounting Guidance Not Yet Adopted by the Company

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

3.	INVENTORIES

The Company’s inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$4,223,671	$4,320,131
Finished goods	7,743,413	8,049,791
Inventories, gross	11,967,084	12,369,922

Inventory reserves	(284,109)	(284,109)

Inventories, net	$11,682,975	$12,085,813

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $430,000 and $495,000 at June 30, 2019 and December 31, 2018, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	Estimated Useful Life	June 30, 2019	December 31, 2018

Land		$278,325	$278,325
Building and Improvements	30 years	9,565,791	9,548,922
Manufacturing and warehouse equipment	6-20 years	11,085,125	10,736,161
Office equipment and furniture	3-5 years	1,804,159	1,838,360
Leasehold improvements	10-15 years	577,068	577,068
Finance leases – right to use	5 years	45,951	-
Vehicles	3 years	10,020	10,020
Construction in process		87,871	80,682
Property, plant and equipment, gross		23,454,310	23,069,538

Less accumulated depreciation		(13,866,474)	(13,420,301)

Property, plant and equipment, net		$9,587,836	$9,649,237

The Company is engaged in a project involving the expansion of the manufacturing, warehouse and distribution facilities of the Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). As of June 30, 2019, the remaining work on the Expansion Project involves the purchase and installation of additional equipment. At June 30, 2019, the Company’s expenditures on the Expansion Project aggregated approximately $6.1 million. The total cost of the Expansion Project is estimated to be approximately $6.7 million. Construction in progress at June 30, 2019 and December 31, 2018 includes $43,201 and $46,996, respectively, relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities.

5.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Operating lease expense for the three months ended June 30, 2019 was approximately $25,000, compared to rent expense of approximately $25,000 for the three months ended June 30, 2018. Operating lease expense for the six months ended June 30, 2019 was approximately $50,000, compared to rent expense of approximately $49,000 for the six months ended June 30, 2019. At June 30, 2019, the Company has a right to use asset and a corresponding liability of $392,695 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve month period ending June 30,
2020	$94,800
2021	94,800
2022	94,800
2023	94,800
2024	47,400
Total future minimum lease payments	426,600
Less imputed interest	(33,905)
Total operating lease liability	$392,695

The Company’s two finance leases relate to office equipment. See Note 4 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and six months ended June 30, 2019 are set forth below.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$25,000	$50,000
Finance lease amortization	6,345	11,345
Finance lease interest	300	505
Total lease expense	$31,645	$61,850

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at June 30, 2019 are set forth below:

June 30, 2019
Remaining lease term – operating lease	4.50 years
Weighted average remaining lease term – finance leases	2.66 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	2.7%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

June 30, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$466,140	$156,593
Trade names and trademarks	1,649,880	574,418	1,075,462
Customer list	525,663	100,752	424,911
Product formulas	262,832	50,377	212,455
Royalty rights	160,000	106,168	53,832
Total intangible assets	$3,221,108	$1,297,855	$1,923,253

December 31, 2018

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$439,972	$182,761
Trade names and trademarks	1,649,880	561,449	1,088,431
Customer list	525,663	48,186	477,477
Product formulas	262,832	24,093	238,739
Royalty rights	160,000	97,196	62,804
Total intangible assets	$3,221,108	$1,170,896	$2,050,212

Amortization expense related to intangible assets was $63,479 and $17,570 for the three months ended June 30, 2019 and 2018, respectively, and $126,959 and $35,140 for the six months ended June 30, 2019 and 2018, respectively.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At June 30, 2019, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

At June 30, 2019 and December 31, 2018, the Company had $400,000 and no borrowings, respectively, under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At June 30, 2019, the Company was in compliance with these financial covenants.

Through June 30, 2019, of the $4,500,000 proceeds of the Bond sale, approximately $2,343,000 has been applied to reimburse Kinpak for Expansion Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

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

At June 30, 2019 and December 31, 2018, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations.  The equipment leases, aggregating approximately $38,000 and $31,000 at June 30, 2019 and December 31, 2018, respectively, have maturities through 2024 and carry interest rates ranging from 2% to 4% per annum. The equipment leases are classified as finance leases. During the six months ended June 30, 2019 and 2018, the Company paid approximately $11,850 ($11,345 principal and $505 interest) and $11,667 ($11,179 principal and $488 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at June 30, 2019 and December 31, 2018:

	Current Portion		Long Term Portion
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Obligations related to industrial development bond financing	$251,521	$247,985	$3,847,516	$3,974,256
Note payable related to Snappy Marine asset acquisition	180,267	177,701	589,495	680,274
Equipment leases	22,943	19,593	14,603	11,596
Total principal of long term debt	454,731	445,279	4,451,614	4,666,126
Debt issuance costs	(19,616)	(19,616)	(142,213)	(152,021)
Total long term debt	$435,115	$425,663	$4,309,401	$4,514,105

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending June 30,
2020	$454,731
2021	450,257
2022	462,310
2023	476,446
2024	304,303
Thereafter	2,758,298
Total	$4,906,345

9.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019 and 2018, the Company sold products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $502,000 and $369,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $1,254,000 and $1,189,000 for the six months ended June 30, 2019 and 2018, respectively. Fees for administrative services aggregated approximately $215,000 and $227,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $370,000 and $376,000 for the six months ended June 30, 2019 and 2018, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $25,000 and $24,000 during the three months ended June 30, 2019 and 2018, respectively, and approximately $57,000 and $53,000 during the six months ended June 30, 2019 and 2018, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business related expenditures aggregating approximately $940,000 and $1,046,000 at June 30, 2019 and December 31, 2018, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $14,000 ($10,500 for research and development services and $3,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) and $37,500 ($10,500 for research and development services, $6,000 for charter boat services that the Company used to provide sales incentives for external sales representatives, and $21,000 for the production of television commercials) for the three months ended June 30, 2019 and 2018, respectively, and $41,000 ($21,000 for research and development services and $20,000 for charter boat services that the Company used to provide sales incentives for external sales representatives) and $52,500 ($21,000 for research and development services, $10,500 for charter boat services that the Company used to provide sales incentives for external sales representatives, and $21,000 for the production of television commercials) for the six months ended June 30, 2019 and 2018, respectively . Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the consolidated statements of operations within advertising and promotion expenses. The expenditures made in the 2018 period for the production of television commercials were included in the consolidated statements of operations within advertising and promotion expenses over a twelve month period ending on March 31, 2019.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.    See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended June 30, 2019 and 2018, the Company paid an aggregate of approximately $275,000 and $261,000, respectively, and during in the six months ended June 30, 2019 and 2018, the Company paid an aggregate of approximately $500,000 and $449,000, respectively in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share – Basic

Net income	$1,009,568	$1,121,351	$1,724,738	$1,644,731

Weighted average number of common shares outstanding	9,367,350	9,256,206	9,365,370	9,255,398

Earnings per common share – Basic	$0.11	$0.12	$0.18	$0.18

Earnings per common share – Diluted

Net income	$1,009,568	$1,121,351	$1,724,738	$1,644,731

Weighted average number of common shares outstanding	9,367,350	9,256,206	9,365,370	9,255,398

Dilutive effect of outstanding stock options	7,157	40,483	9,069	41,638

Weighted average number of common shares outstanding - Diluted	9,374,507	9,296,689	9,374,439	9,297,036

Earnings per common share – Diluted	$0.11	$0.12	$0.18	$0.18

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2019 and 2018, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense during the three and six months ended June 30, 2019 and 2018 was $13,260 and $13,870, respectively, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. At June 30, 2019, there was no unrecognized compensation expense related to stock options.

In 2010, the Company granted, under its 2008 Non-Qualified Stock Option Plan, stock options to purchase 20,000 shares of its common stock at an exercise price per share of $2.07 that remained outstanding at June 30, 2019. The stock options expire on April 25, 2020.

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

During the three months ended June 30, 2019 and 2018, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 51.0% (20.4%, 17.5%, and 13.1%) and 50.5% (26.0%, 14.3%, 10.2%) of the Company’s net sales, respectively, for the three months ending June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018 these customers respectively represented approximately 47.5% (22.8%, 13.2%, and 11.5%) and 43.6% (24.3%, 10.8%, and 8.5%) of the Company’s net sales. At June 30, 2019, three customers constituted in excess of 10% of the Company’s gross trade accounts receivable and at December 31, 2018 two customers constituted in excess of 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 70.4% (28.1%, 24.7%, and 17.6%) of the Company’s gross trade accounts receivable at June 30, 2019. One of the three customers and another customer accounted for 41.0% (25.2% and 15.8%) of the Company’s gross trade accounts receivable at December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of an expansion project with respect to facilities operated by our wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2018.

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

We have been engaged in a project involving the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). The remaining work on the Expansion Project involves the purchase and installation of additional equipment. We are conducting operations in the expanded facilities. At June 30, 2019, we have spent an aggregate of approximately $6.1 million, and the total cost of the project is estimated to be approximately $6.7 million.

We have enhanced our manufacturing efficiencies at Kinpak, with an additional new high speed filling line which allowed us to reduce man power accordingly. This improvement became effective in late July of 2019.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table provides a summary of our financial results for the three months ended June 30, 2019 and 2018:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$10,944,697	$11,398,539	(4.0)%	100.0%	100.0%
Cost of goods sold	6,427,584	6,744,504	(4.7)%	58.7%	59.2%
Gross profit	4,517,113	4,654,035	(2.9)%	41.3%	40.8%
Advertising and promotion	975,361	893,744	9.1%	8.9%	7.8%
Selling and administrative	2,212,216	2,289,070	(3.4)%	20.2%	20.1%
Operating income	1,329,536	1,471,221	(9.6)%	12.1%	12.9%
Interest, net (expense)	(35,410)	(33,670)	5.2%	0.3%	0.3%
Provision for income taxes	(284,558)	(316,200)	(10.0)%	2.6%	2.8%
Net income	$1,009,568	$1,121,351	(10.0)%	9.2%	9.8%

Net sales for the three months ended June 30, 2019 decreased by approximately $454,000, or 4.0%, as compared to the three months ended June 30, 2018. We believe the decrease in net sales principally reflects adverse weather conditions in some regions of the United States, which curtailed boating activity in those regions.

Cost of goods sold decreased by approximately $317,000, or 4.7%, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.  The decrease in cost of goods sold is primarily a result of lower sales volume.

Gross profit decreased by approximately $137,000 for the three months ended June 30, 2019, as compared to the three months ended June 30, 2019. Gross profit decreased due to our lower sales volume, partially offset by a more favorable sales mix. As a percentage of net sales, gross profit was approximately 41.3% and 40.8% for the three month periods ended June 30, 2019 and 2018, respectively.

Advertising and promotion expenses increased by approximately $82,000, or 9.1%, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.    The increase in advertising and promotional expenses is primarily a result of increased internet advertising and increased cooperative advertising with certain key customers, partially offset by lower magazine advertising expenses. As a percentage of net sales, advertising and promotion expenses increased to 8.9% for the three months ended June 30, 2019, from 7.8% for the three months ended June 30, 2018.

Selling and administrative expenses decreased by approximately $77,000, or 3.4%, during the three months ending June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in selling and administrative expenses is principally a result of lower sales commissions due to decreased sales and a decreased proportion of sales to accounts for which we utilize external sales representatives, as well as lower employee compensation and a decrease in our provision for bad debts, partially offset by an increase in amortization expense related to intangible assets acquired from Snappy Marine, Inc. (“Snappy Marine”) on July 13, 2018. As a percentage of net sales, selling and administrative expenses increased to 20.2% for the three months ended June 30, 2019, from 20.1% for the three months ended June 30, 2018.

Interest, net (expense) for the three months ended June 30, 2019 increased by approximately $2,000 or 5.2%, as compared to the three months ended June 30, 2018.

Provision for income taxes for the three months ended June 30, 2019 was approximately $284,000, or 22.0% of our pretax income. For the three months ended June 30, 2018 the provision was approximately $316,000, or 22.0% of pretax income.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table provides a summary of our financial results for the six months ended June 30, 2019 and 2018:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$20,025,814	$19,782,752	1.2%	100.0%	100.0%
Cost of goods sold	12,087,722	12,150,621	(0.5)%	60.4%	61.4%
Gross profit	7,938,092	7,632,131	4.0%	39.6%	38.6%
Advertising and promotion	1,741,671	1,645,144	5.9%	8.7%	8.3%
Selling and administrative	3,912,609	3,843,847	1.8%	19.5%	19.4%
Operating income	2,283,812	2,143,140	6.6%	11.4%	10.8%
Interest, net (expense)	(65,237)	(26,284)	148.2%	0.3%	0.1%
Provision for income taxes	(493,837)	(472,125)	4.6%	2.5%	2.4%
Net income	$1,724,738	$1,644,731	4.9%	8.6%	8.3%

Net sales for the six months ended June 30, 2019 increased by approximately $243,062, or 1.2%, as compared to the six months ended June 30, 2018. The increase primarily reflects higher sales of Star brite® branded products to large national retailers, partially offset by decreased sales of the Company’s lower margin products.

Cost of goods sold decreased by approximately $63,000, or 0.5%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, reflecting the more favorable sales mix described above.

Gross profit increased by approximately $306,000, or 4.0%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Gross profit increased due to higher sales volume and a more favorable product mix. As a percentage of net sales, gross profit was approximately 39.6% and 38.6% for the six month periods ended June 30, 2019 and 2018, respectively.

Advertising and promotion expenses increased by approximately $97,000, or 5.9%, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase is principally a result of increased internet advertising, marketing expenses, and cooperative advertising with certain key customers, partially offset by lower magazine advertising expenses. As a percentage of net sales, advertising and promotion expenses increased to approximately 8.7% for the six months ended June 30, 2019, from 8.3% for the six months ended June 30, 2018.

Selling and administrative expenses increased by approximately $69,000, or 1.8%, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in selling and administrative expenses is principally a result of increased employee payroll and benefits, professional services for information technology and an increase in amortization expense related to intangible assets we acquired from Snappy Marine, Inc. (“Snappy Marine”) on July 13, 2018, partially offset by a decrease in the Company’s provision for bad debts. As a percentage of net sales, selling and administrative expenses increased to 19.5% for the six months ended June 30, 2019, from 19.4% for the six months ended June 30, 2018.

Interest, net (expense) – Interest expense for the six months ended June 30, 2019 increased by approximately $39,000, as compared to the six months ended June 30, 2018. The increase principally results from interest incurred with respect to our obligations under the industrial development bond financing relating to the Expansion Project. Because construction was ongoing during the three months ended March 31, 2018, interest related to the industrial development bond financing was capitalized rather than charged to interest expense.

Provision for income taxes – Our income tax provision for the six months ended June 30, 2019 was approximately $494,000, or 22.3% of our pretax income, compared to approximately $472,000, or 22.3% of pretax income, for the six months ended June 30, 2018.

Liquidity and capital resources:

Our cash balance was approximately $1,111,000 at June 30, 2019 and approximately $1,401,000 at December 31, 2018. In addition, we had restricted cash of approximately $2,176,000 at June 30, 2019 and $2,333,000 at December 31, 2018. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$259,139	$(975,115)
Net cash used in investing activities	(429,264)	(916,096)
Net cash (used in) provided by financing activities	(277,268)	414,096
Effect of exchange rate fluctuations on cash	859	(398)
Net decrease in cash and restricted cash	$(446,534)	$(1,477,513)

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $259,000, and net cash used in operating activities was approximately $975,000 for the six months ended June 30, 2018. The change is due principally to a lower increase in trade accounts receivable during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. In addition, during the six months ended June 30, 2019 inventories decreased while inventories increased during the six months ended June 30, 2018. The changes to trade accounts receivable and inventories were partially offset by other changes in working capital.

Net trade accounts receivable at June 30, 2019 aggregated approximately $8,554,000, an increase of approximately $2,895,000, or 51.2%, as compared to approximately $5,659,000 in net trade accounts receivable outstanding at December 31, 2018.  The increase principally reflects the timing of payments in accordance with applicable payment terms. Receivables due from affiliated companies aggregated approximately $940,000 at June 30, 2019, a decrease of approximately $106,000, or 10.1%, from receivables due from affiliated companies of approximately $1,046,000 at December 31, 2018.

Inventories, net were approximately $11,683,000 and $12,086,000 at June 30, 2019 and December 31, 2018, respectively, representing a decrease in inventories, net of approximately $403,000, or 3.3%, during the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2019 decreased by approximately $487,000 or 53.1%, as compared to the six months ended June 30, 2018. The decrease reflects a lower amount of expenditures on the Expansion Project, as most of the work on the project is completed. See “Overview” above for additional information.

Net cash used in financing activities for the six months ended June 30, 2019 was approximately $277,000, while net cash provided by financing activities during the six months ended June 30, 2018 was approximately $414,000. The principal reason for the change is that net borrowings on the credit line were $700,000 lower for the six months June 30, 2019 as compared to the six months ended June 30, 2018. The increase in cash used during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is also a result of higher debt payments, partially offset by a lower dividend payment and proceeds from the exercise of stock options.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At June 30, 2019 and December 31, 2018, we had outstanding balances of approximately $4,099,000 and $4,222,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and $400,000 and no borrowings under our revolving credit facility, respectively.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At June 30, 2019, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. As of June 30, 2019, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). As of June 30, 2019, we had an outstanding balance of $816,666 under the promissory note (including $769,762 recorded as principal and $46,904 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $38,000 and $31,000 at June 30, 2019 and December 31, 2018, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the six months ended June 30, 2019, we recorded $2,010 in foreign currency translation adjustments (increasing shareholders’ equity by $2,010).

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2019	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 14, 2019	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer