Form 10-Q
period 2019-09-30
OCEAN BIO CHEM INC
filed 2019-11-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

 or

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

At November 13, 2019, 9,442,809 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,109,439	$1,401,047
Trade accounts receivable less allowances of approximately $188,000 and $171,000, respectively	10,253,961	5,658,686
Receivables due from affiliated companies	850,027	1,045,990
Restricted cash	1,876,804	2,332,877
Inventories, net	11,407,985	12,085,813
Prepaid expenses and other current assets	971,705	1,010,641
Total Current Assets	27,469,921	23,535,054

Property, plant and equipment, net	9,432,208	9,649,237
Operating lease – right to use	372,536	---
Intangible assets, net	1,859,774	2,050,212
Total Assets	$39,134,439	$35,234,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$435,171	$425,663
Current portion of operating lease liability	82,511	---
Accounts payable - trade	2,540,945	1,472,230
Accrued expenses payable	1,164,565	1,108,905
Total Current Liabilities	4,223,192	3,006,798

Deferred tax liability	334,748	280,349
Operating lease liability, less current portion	290,025	---
Long-term debt, less current portion and debt issuance costs	4,201,996	4,514,105
Total Liabilities	9,049,961	7,801,252

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,442,809 and 9,338,191 shares issued and outstanding	94,428	93,382
Additional paid in capital	10,503,171	10,235,827
Accumulated other comprehensive loss	(294,956)	(295,734)
Retained earnings	19,781,835	17,399,776
Total Shareholders’ Equity	30,084,478	27,433,251

Total Liabilities and Shareholders’ Equity	$39,134,439	$35,234,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$12,502,782	$13,181,781	$32,528,596	$32,964,533

Cost of goods sold	8,096,637	8,670,825	20,184,359	20,821,446

Gross profit	4,406,145	4,510,956	12,344,237	12,143,087

Operating Expenses:
Advertising and promotion	782,158	718,424	2,523,829	2,363,568
Selling and administrative	2,149,333	2,108,846	6,061,942	5,952,693
Total operating expenses	2,931,491	2,827,270	8,585,771	8,316,261

Operating income	1,474,654	1,683,686	3,758,466	3,826,826

Other expense
Interest expense, net	(31,186)	(52,921)	(96,423)	(79,205)

Income before income taxes	1,443,468	1,630,765	3,662,043	3,747,621

Provision for income taxes	(318,813)	(358,297)	(812,650)	(830,422)

Net income	$1,124,655	$1,272,468	$2,849,393	$2,917,199

Earnings per common share – basic	$0.12	$0.14	$0.30	$0.32

Earnings per common share – diluted	$0.12	$0.14	$0.30	$0.31

Dividends declared per common share	$0.00	$0.00	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,124,655	$1,272,468	$2,849,393	$2,917,199
Foreign currency translation adjustment	(1,232)	(169)	778	(4,013)

Comprehensive income	$1,123,423	$1,272,299	$2,850,171	$2,913,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

Net income	-	-	-	-	1,124,655	1,124,655

Stock based compensation, net of shares withheld for employee taxes	72,690	727	240,604	-	-	241,331

Foreign currency translation adjustment	-	-	-	(1,232)	-	(1,232)

September 30, 2019	9,442,809	$94,428	$10,503,171	$(294,956)	$19,781,835	$30,084,478

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2018	9,258,580	$92,586	$9,945,464	$(291,895)	$16,249,258	$25,995,413

Net income	-	-	-	-	1,272,468	1,272,468

Options exercised	8,510	85	(85)	-	-	-

Stock based compensation, net of shares withheld for employee taxes	71,101	711	290,448	-	-	291,159

Foreign currency translation adjustment	-	-	-	(169)	-	(169)

September 30, 2018	9,338,191	$93,382	$10,235,827	$(292,064)	$17,521,726	$27,558,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	2,849,393	2,849,393

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Stock based compensation, net of shares withheld for employee taxes	76,690	767	253,824	-	-	254,591

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	778	-	778

September 30, 2019	9,442,809	$94,428	$10,503,171	$(294,956)	$19,781,835	$30,084,478

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2017	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

Net income	-	-	-	-	2,917,199	2,917,199

Dividends, common stock	-	-	-	-	(555,275)	(555,275)

Options exercised	8,510	85	(85)	-	-	-

Stock based compensation, net of shares withheld for employee taxes	75,101	751	304,278	-	-	305,029

Foreign currency translation adjustment	-	-	-	(4,013)	-	(4,013)

September 30, 2018	9,338,191	$93,382	$10,235,827	$(292,064)	$17,521,726	$27,558,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:

Net income	$2,849,393	$2,917,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	967,628	849,772
Deferred income taxes	54,399	110,882
Stock based compensation	275,540	330,823
Provision for bad debts	32,908	77,732
Other operating non-cash items	(884)	42

Changes in assets and liabilities:

Trade accounts receivable	(4,628,183)	(5,906,216)
Receivables due from affiliated companies	195,963	945,839
Inventories	677,828	(2,582,134)
Prepaid expenses and other current assets	38,936	(245,872)
Accounts payable – trade	1,068,715	1,602,026
Accrued expenses payable	55,660	745,151
Net cash provided by (used in) operating activities	1,587,903	(1,154,756)

Cash flows from investing activities:
Purchases of property, plant and equipment	(526,775)	(1,180,656)
Purchase of intangible assets	-	(376,722)
Net cash used in investing activities	(526,775)	(1,557,378)

Cash flows from financing activities:
Payments on long-term debt	(335,015)	(224,430)
Borrowings on revolving line of credit	1,000,000	2,750,000
Repayments on revolving line of credit	(1,000,000)	-
Payments for taxes related to net share settlements of stock awards	(20,949)	(25,794)
Dividends paid to common shareholders	(468,306)	(555,275)
Proceeds from exercise of stock options	13,799	-
Net cash (used in) provided by financing activities	(810,471)	1,944,501

Effect of exchange rate on cash and restricted cash	1,662	(363)

Net increase (decrease) in cash and restricted cash	252,319	(767,996)

Cash and restricted cash at beginning of period	3,733,924	5,165,844
Cash and restricted cash at end of period	$3,986,243	$4,397,848

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$120,164	$78,013
Cash paid for income taxes during period	$586,009	$630,000
Operating lease right to use asset exchanged for operating lease liability	$432,466	$-
Finance lease right to use assets exchanged for finance lease liabilities	$44,979	$-
Cash paid under operating lease	$71,100	$71,100

Cash	$2,109,439	$1,835,123
Restricted cash	1,876,804	2,562,725
Total cash and restricted cash	$3,986,243	$4,397,848

Noncash investing and financing activities:
Issuance of note payable for asset acquisition	$-	$1,000,000
Imputed interest	-	(69,472)
Principal portion of note payable issued for asset acquisition	$-	$930,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Accounting Guidance Adopted by the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under the previous guidance, and leases classified as operating leases) recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 utilizing a modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at September 30, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the reclassification of office equipment with a net book value of approximately $27,000 to a finance lease – right to use asset within property, plant and equipment.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short term leases at September 30, 2019.

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

3.	INVENTORIES

The Company’s inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$4,594,240	$4,320,131
Finished goods	7,097,854	8,049,791
Inventories, gross	11,692,094	12,369,922

Inventory reserves	(284,109)	(284,109)

Inventories, net	$11,407,985	$12,085,813

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products.  The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $775,000 and $495,000 at September 30, 2019 and December 31, 2018, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	Estimated Useful Life	September 30, 2019	December 31, 2018

Land		$278,325	$278,325
Building and improvements	30 years	9,567,511	9,548,922
Manufacturing and warehouse equipment	6-20 years	11,210,947	10,736,161
Office equipment and furniture	3-5 years	1,808,253	1,838,360
Leasehold improvements	10-15 years	577,068	577,068
Finance leases – right to use	5 years	45,951	-
Vehicles	3 years	10,020	10,020
Construction in process		53,746	80,682
Property, plant and equipment, gross		23,551,821	23,069,538

Less accumulated depreciation		(14,119,613)	(13,420,301)

Property, plant and equipment, net		$9,432,208	$9,649,237

The Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. At September 30, 2019, Kinpak has spent an aggregate of approximately $6.1 million on the Expansion Project. Of that amount, approximately $2,654,000 was provided through a $4,500,000 industrial development bond financing, which is described in Note 8.

5.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party.  Operating lease expense for the three months ended September 30, 2019 was approximately $25,000, compared to rent expense of approximately $24,000 for the three months ended September 30, 2018. Operating lease expense for the nine months ended September 30, 2019 was approximately $75,000, compared to rent expense of approximately $73,000 for the nine months ended September 30, 2018. At September 30, 2019, the Company has a right to use asset and a corresponding liability of $372,536 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve month period ending September 30,
2020	$94,800
2021	94,800
2022	94,800
2023	94,800
2024	23,700
Total future minimum lease payments	402,900
Less imputed interest	(30,364)
Total operating lease liability	$372,536

The Company’s two finance leases relate to office equipment. See Note 4 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and nine months ended September 30, 2019 are set forth below.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$25,000	$75,000
Finance lease amortization	5,692	17,037
Finance lease interest	233	738
Total lease expense	$30,925	$92,775

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at September 30, 2019 are set forth below:

September 30, 2019
Remaining lease term – operating lease	4.25 years
Weighted average remaining lease term – finance leases	2.61 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	2.8%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

September 30, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$479,224	$143,509
Trade names and trademarks	1,649,880	580,902	1,068,978
Customer list	525,663	127,035	398,628
Product formulas	262,832	63,519	199,313
Royalty rights	160,000	110,654	49,346
Total intangible assets	$3,221,108	$1,361,334	$1,859,774

December 31, 2018

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$439,972	$182,761
Trade names and trademarks	1,649,880	561,449	1,088,431
Customer list	525,663	48,186	477,477
Product formulas	262,832	24,093	238,739
Royalty rights	160,000	97,196	62,804
Total intangible assets	$3,221,108	$1,170,896	$2,050,212

Amortization expense related to intangible assets was $63,479 and $55,828 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense related to intangible assets was $190,438 and $90,968, respectively.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At September 30, 2019, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

At September 30, 2019 and December 31, 2018, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At September 30, 2019, the Company was in compliance with these financial covenants.

Through September 30, 2019, of the $4,500,000 proceeds of the Bond sale, approximately $2,654,000 has been applied to reimburse Kinpak for Expansion Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

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

At September 30, 2019 and December 31, 2018, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations.  The equipment leases, aggregating approximately $32,000 and $31,000 at September 30, 2019 and December 31, 2018, respectively, have maturities through 2024 and carry interest rates ranging from 2% to 4% per annum. The equipment leases are classified as finance leases. During the nine months ended September 30, 2019 and 2018, the Company paid approximately $17,775 ($17,037 principal and $738 interest) and $16,666 ($16,007 principal and $659 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at September 30, 2019 and December 31, 2018:

	Current Portion		Long Term Portion
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Obligations related to industrial development bond financing	$253,499	$247,985	$3,783,561	$3,974,256
Note payable related to Snappy Marine asset acquisition	181,563	177,701	543,615	680,274
Equipment leases	19,725	19,593	12,129	11,596
Total principal of long term debt	454,787	445,279	4,339,305	4,666,126
Debt issuance costs	(19,616)	(19,616)	(137,309)	(152,021)
Total long term debt	$435,171	$425,663	$4,201,996	$4,514,105

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending September 30,
2020	$454,787
2021	452,000
2022	465,821
2023	446,692
2024	289,017
Thereafter	2,685,775
Total	$4,794,092

9.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $277,000 and $344,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $1,531,000 and $1,533,000 for the nine months ended September 30, 2019 and 2018, respectively. Fees for administrative services aggregated approximately $221,000 and $201,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $591,000 and $577,000 for the nine months ended September 30, 2019 and 2018, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $23,000 for each of the three month periods ended September 30, 2019 and 2018, and approximately $80,000 and $76,000 during the nine months ended September 30, 2019 and 2018, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business related expenditures aggregating approximately $850,000 and $1,046,000 at September 30, 2019 and December 31, 2018, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $21,000 ($10,500 for research and development services and $10,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) and $14,000 ($10,500 for research and development services and $3,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) for the three months ended September 30, 2019 and 2018, respectively, and $62,000 ($31,500 for research and development services and $30,500 for charter boat services that the Company used to provide sales incentives for external sales representatives) and $66,500 ($31,500 for research and development services, $14,000 for charter boat services that the Company used to provide sales incentives for external sales representatives, and $21,000 for the production of television commercials) for the nine months ended September 30, 2019 and 2018, respectively . Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the consolidated statements of operations within advertising and promotion expenses. The expenditures made in the 2018 period for the production of television commercials were included in the consolidated statements of operations within advertising and promotion expenses over a twelve month period ending on March 31, 2019.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer.    See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended September 30, 2019 and 2018, the Company paid an aggregate of approximately $674,000 and $610,000, respectively, and during the nine months ended September 30, 2019 and 2018, the Company paid an aggregate of approximately $1,174,000 and $1,059,000, respectively in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share – Basic

Net income	$1,124,655	$1,272,468	$2,849,393	$2,917,199

Weighted average number of common shares outstanding	9,390,662	9,269,704	9,373,893	9,260,219

Earnings per common share – Basic	$0.12	$0.14	$0.30	$0.32

Earnings per common share – Diluted

Net income	$1,124,655	$1,272,468	$2,849,393	$2,917,199

Weighted average number of common shares outstanding	9,390,662	9,269,704	9,373,893	9,260,219

Dilutive effect of outstanding stock options	7,970	39,612	8,700	40,969

Weighted average number of common shares outstanding - Diluted	9,398,632	9,309,316	9,382,593	9,301,188

Earnings per common share – Diluted	$0.12	$0.14	$0.30	$0.31

The Company had no stock options outstanding during any of the three and nine month periods ended September 30, 2019 or 2018 that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On September 5, 2019, the Company issued 72,690 shares of common stock to its officers and other employees (net of 6,310 shares retained by the Company as a result of tax withholding elections made by some of the recipients) as stock awards under the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan.

Stock based compensation expense during the three months ended September 30, 2019 and 2018 was $262,280 and $316,953, respectively, and during the nine months ended September 30, 2019 and 2018 was $275,540 and $330,823, respectively. At September 30, 2019, there was no unrecognized compensation expense related to stock options.

In 2010, the Company granted, under its 2008 Non-Qualified Stock Option Plan, stock options to purchase 20,000 shares of its common stock at an exercise price per share of $2.07 that remained outstanding at September 30, 2019. The stock options expire on April 25, 2020.

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

During the three months ended September 30, 2019 and 2018, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 38.0% (20.1% and 17.9%, respectively) and 37.8% (20.9% and 16.9%, respectively) of the Company’s net sales for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company had net sales to each of four customers that constituted at least 10% of its net sales. Net sales to these four customers represented approximately 53.2% (21.7%, 11.0%, 10.5% and 10.0%, respectively) of the Company’s net sales. During the nine months ended September 30, 2018, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 33.2% (22.9% and 10.3%, respectively) of the Company’s net sales. At September 30, 2019, four customers constituted at least 10% of the Company’s gross trade accounts receivable, and at December 31, 2018 two customers constituted in excess of 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 62.1% (24.0%, 17.4%, 10.7% and 10.0%, respectively) of the Company’s gross trade accounts receivable at September 30, 2019, and 41.0% (25.2% and 15.8%, respectively) of the Company’s gross trade accounts receivable at December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, estimated costs of an expansion project with respect to facilities operated by our wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), the use of any funds remaining in a custodial account related to an industrial development bond financing for the expansion project that we do not utilize by September 26, 2020, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2018.

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

Kinpak has been engaged since 2017 in a project involving a major expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment.

Kinpak’s expenditures on the Expansion Project aggregated approximately $6.1 million at September 30, 2019. Of that amount, approximately $2,654,000 was provided through the $4,500,000 industrial development bond financing described in Note 8 to the condensed consolidated financial statements included in this report. Kinpak’s utilization of the proceeds of the industrial development bond financing is subject to restrictions under, among other things, the Internal Revenue Code.

Unused proceeds of the industrial development bond financing are held in a custodial account from which Kinpak can draw amounts from time to time to fund additional expenditures related to the Expansion Project. At September 30, 2019, approximately $1,877,000 were held in the custodial account. Any amounts in the custodial account that Kinpak does not utilize by September 26, 2020 (the third anniversary of the closing of the industrial development bond financing) will likely be used to reduce the outstanding balance of the industrial development bond financing.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table provides a summary of our financial results for the three months ended September 30, 2019 and 2018:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$12,502,782	$13,181,781	(5.2)%	100.0%	100.0%
Cost of goods sold	8,096,637	8,670,825	(6.6)%	64.8%	65.8%
Gross profit	4,406,145	4,510,956	(2.3)%	35.2%	34.2%
Advertising and promotion	782,158	718,424	8.9%	6.3%	5.5%
Selling and administrative	2,149,333	2,108,846	1.9%	17.2%	16.0%
Operating income	1,474,654	1,683,686	(12.4)%	11.8%	12.8%
Interest, net expense	(31,186)	(52,921)	(41.1)%	0.2%	0.4%
Provision for income taxes	(318,813)	(358,297)	(11.0)%	2.5%	2.7%
Net income	$1,124,655	$1,272,468	(11.6)%	9.0%	9.7%

Net sales for the three months ended September 30, 2019 decreased by approximately $679,000, or 5.2%, as compared to the three months ended September 30, 2018. The decrease principally was due to lower sales volume, which we believe reflects adverse weather conditions in some regions of the United States that curtailed boating activity in those regions. In addition, the decrease in net sales also reflects lower selling prices on winterizing products, reflecting competitive pricing pressure related to reduced commodity prices.

Cost of goods sold decreased by approximately $574,000, or 6.6%, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in cost of goods sold was primarily a result of lower sales volume, lower raw materials costs related to winterizing products and a more favorable sales mix.

Gross profit decreased by approximately $105,000 for the three months ended September 30, 2019, as compared to the three months ended September 30, 2019. Gross profit decreased due to our lower sales volume, partially offset by a more favorable sales mix. As a percentage of net sales, gross profit was approximately 35.2% and 34.2% for the three months ended September 30, 2019 and 2018, respectively.

Advertising and promotion expenses increased by approximately $64,000, or 8.9%, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in advertising and promotion expenses was primarily a result of increased internet advertising and increased cooperative advertising with certain key customers. As a percentage of net sales, advertising and promotion expenses increased to 6.3% for the three months ended September 30, 2019, from 5.5% for the three months ended September 30, 2018.

Selling and administrative expenses increased by approximately $40,000, or 1.9%, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in selling and administrative expenses was principally a result of an increase in our provision for bad debts and an increase in amortization expense related to intangible assets we acquired from Snappy Marine, Inc. (“Snappy Marine”) in July 2018. As a percentage of net sales, selling and administrative expenses increased to 17.2% for the three months ended September 30, 2019, from 16.0% for the three months ended September 30, 2018.

Interest, net expense for the three months ended September 30, 2019 decreased by approximately $22,000 or 41.1%, as compared to the three months ended September 30, 2018. The decrease in interest was principally a result of a lower balance on our revolving line of credit throughout the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Provision for income taxes for the three months ended September 30, 2019 was approximately $319,000, or 22.1% of our pretax income. For the three months ended September 30, 2018 the provision was approximately $358,000, or 22.0% of pretax income.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table provides a summary of our financial results for the nine months ended September 30, 2019 and 2018:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$32,528,596	$32,964,533	(1.3)%	100.0%	100.0%
Cost of goods sold	20,184,359	20,821,446	(3.1)%	62.1%	63.2%
Gross profit	12,344,237	12,143,087	1.7%	37.9%	36.8%
Advertising and promotion	2,523,829	2,363,568	6.8%	7.8%	7.2%
Selling and administrative	6,061,942	5,952,693	1.8%	18.6%	18.1%
Operating income	3,758,466	3,826,826	(1.8)%	11.6%	11.6%
Interest, net expense	(96,423)	(79,205)	21.7%	0.3%	0.2%
Provision for income taxes	(812,650)	(830,422)	(2.1)%	2.5%	2.5%
Net income	$2,849,393	$2,917,199	(2.3)%	8.8%	8.8%

Net sales for the nine months ended September 30, 2019 decreased by approximately $436,000, or 1.3%, as compared to the nine months ended September 30, 2018. The decrease principally was due to lower sales volume, which we believe reflects adverse weather conditions in some regions of the United States during the second and third quarters of 2019, that curtailed boating activity in those regions. In addition, the decrease in net sales also reflects competitive pricing pressure related to reduced commodity prices.

Cost of goods sold decreased by approximately $637,000, or 3.1%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease in cost of goods sold was primarily a result of lower sales volume, and a more favorable sales mix.

Gross profit increased by approximately $201,000, or 1.7%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Gross profit increased due to a more favorable product mix. As a percentage of net sales, gross profit was approximately 37.9% and 36.8% for the nine months ended September 30, 2019 and 2018, respectively.

Advertising and promotion expenses increased by approximately $160,000, or 6.8%, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was principally a result of increased internet advertising, marketing expenses, and cooperative advertising with certain key customers, partially offset by lower magazine advertising expenses. As a percentage of net sales, advertising and promotion expenses increased to approximately 7.8% for the nine months ended September 30, 2019, from 7.2% for the nine months ended September 30, 2018.

Selling and administrative expenses increased by approximately $109,000, or 1.8%, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in selling and administrative expenses was principally a result of higher employee payroll and benefits (despite a decrease in stock based compensation), professional services for information technology and an increase in amortization expense related to intangible assets we acquired from Snappy Marine in July 2018, partially offset by a decrease in the Company’s provision for bad debts, and depreciation. As a percentage of net sales, selling and administrative expenses increased to 18.6% for the nine months ended September 30, 2019, from 18.1% for the nine months ended September 30, 2018.

Interest, net expense for the nine months ended September 30, 2019 increased by approximately $17,000, as compared to the nine months ended September 30, 2018. The increase resulted principally from interest incurred with respect to our obligations under the industrial development bond financing relating to the Expansion Project. Because construction was ongoing during the three months ended March 31, 2018, interest related to the industrial development bond financing was capitalized rather than charged to interest expense.

Provision for income taxes for the nine months ended September 30, 2019 was approximately $813,000, or 22.2% of our pretax income, compared to approximately $830,000, or 22.2% of pretax income, for the nine months ended September 30, 2018.

Liquidity and capital resources:

Our cash balance was approximately $2,109,000 at September 30, 2019 and approximately $1,401,000 at December 31, 2018. In addition, we had restricted cash of approximately $1,877,000 at September 30, 2019 and $2,333,000 at December 31, 2018. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,587,903	$(1,154,756)
Net cash used in investing activities	(526,775)	(1,557,378)
Net cash (used in) provided by financing activities	(810,471)	1,944,501
Effect of exchange rate fluctuations on cash	1,662	(363)
Net increase (decrease) in cash and restricted cash	$252,319	$(767,996)

Net cash provided by operating activities for the nine months ended September 30, 2019 was approximately $1,588,000, and net cash used in operating activities was approximately $1,155,000 for the nine months ended September 30, 2018. The comparative increase in net cash provided by operating activities was due principally to a decrease of approximately $678,000 in inventories during the nine months ended September 30, 2019, compared to a increase of approximately $2,582,000 during the nine months ended September 30, 2018. In addition, net cash from operating activities was comparatively enhanced because trade accounts receivable decreased cash flows from operations by approximately $4,628,000 during the nine months ended September 30, 2019, compared to a decrease of approximately $5,906,000 during the nine months ended September 30, 2018. These changes were partially offset by other working capital changes and net income combined with noncash expenses.

Net trade accounts receivable at September 30, 2019 aggregated approximately $10,254,000, an increase of approximately $4,595,000, or 81.2%, as compared to approximately $5,659,000 in net trade accounts receivable outstanding at December 31, 2018.  The increase principally reflects sales during the three months ended September 30, 2019. Receivables due from affiliated companies aggregated approximately $850,000 at September 30, 2019, a decrease of approximately $196,000, or 18.7%, from receivables due from affiliated companies of approximately $1,046,000 at December 31, 2018.

Inventories, net were approximately $11,408,000 and $12,086,000 at September 30, 2019 and December 31, 2018, respectively, representing a decrease in inventories, net of approximately $678,000, or 5.6%, during the nine months ended September 30, 2019.

Net cash used in investing activities for the nine months ended September 30, 2019 decreased by approximately $1,030,000 or 66.2%, as compared to the nine months ended September 30, 2018. The decrease reflects a lower amount of expenditures on the Expansion Project, as most of the work on the project is completed. See “Overview” above for additional information. The 2018 period also includes approximately $377,000 of cash used in connection with our acquisition of assets of Snappy Marine.

Net cash used in financing activities for the nine months ended September 30, 2019 was approximately $810,000, while net cash provided by financing activities during the nine months ended September 30, 2018 was approximately $1,945,000. The principal reason for the change was that net borrowings on our revolving line of credit were $2,750,000 lower for the nine months September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in cash used during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was also a result of higher debt payments, partially offset by a lower dividend payment and proceeds from the exercise of stock options.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At September 30, 2019 and December 31, 2018, we had outstanding balances of approximately $4,037,000 and $4,222,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At September 30, 2019, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. As of September 30, 2019, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). As of September 30, 2019, we had an outstanding balance of $766,666 under the promissory note (including $725,178 recorded as principal and $41,488 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $32,000 and $31,000 at September 30, 2019 and December 31, 2018, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the nine months ended September 30, 2019, we recorded $778 in foreign currency translation adjustments (increasing shareholders’ equity by $778).

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 14, 2019	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 14, 2019	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer