Form 10-K
period 2019-12-31
OCEAN BIO CHEM INC
filed 2020-03-30
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

954-587-6280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	OBCI	The NASDAQ Stock Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 was $10,088,084, based upon the closing price of the registrant’s common stock on such date as reported by the NASDAQ Capital Market. For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are deemed to be affiliates.

At March 26, 2020, 9,448,105 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed not later than April 29, 2020, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), our ability to locate substitute third party manufacturing facilities without a substantial adverse effect on our manufacturing and distribution, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements and our expectation that we will be able to maintain borrowings, if any, under our current revolving line of credit facility until the end of its stated term constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of, our advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based; and other factors discussed below under Item 1A, “Risk Factors.”

i

PART I

Item 1.  Business

General:

We are principally engaged in the manufacture, marketing, and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle, home care and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. We sell these products within the United States of America and Canada.  In addition, we produce private label formulations of many of our products for various customers and provide custom blending and packaging services for these and other products.  We also manufacture, market and distribute chlorine dioxide-based deodorizing disinfectant, and sanitizing products under the Star brite® and Performacide® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide. Unless the context indicates otherwise, we sometimes refer to Ocean Bio-Chem, Inc. and its consolidated subsidiaries as “the Company," "we" or "our.”

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida. In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada. Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas. Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau. Net sales to the two companies in 2019 and 2018 totaled approximately $1,788,000 and $2,190,000, representing 4.2% and 5.2% of our net sales, respectively. See Note 10 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

The Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. At December 31, 2019, Kinpak had spent an aggregate of approximately $6.1 million on the Expansion Project. Of that amount, approximately $2,654,000 was provided through a $4,500,000 industrial development bond financing, which is described in Note 8.

On December 9, 2019, there was a chemical incident at Kinpak. As a precautionary measure several employees were sent to the hospital. We believe that no one suffered any serious injuries, and that we do not have any liability relating to personal injuries.

The chemical incident damaged some of Kinpak’s manufacturing equipment. At December 31, 2019, it was determined that manufacturing equipment with a book value of $50,520 was no longer useable. The Company recorded a loss for the $50,520 and an offsetting gain and receivable of $50,520 in 2019 from insurance policies. No net gain or net loss from the chemical incident was recognized in 2019. Any gain or loss from the chemical incident will be recognized in a future period.

The Company is still assessing the total property damage from the chemical incident and does not expect the loss to be in excess of the insurance proceeds.

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

Automotive: We manufacture a line of automotive products under the Star brite® and Star Tron® brand names. The automotive line includes fuel treatments for both gas and diesel engines, motor oils, greases and related items. Our Star Tron® enzyme fuel treatment is designed to eliminate and prevent engine problems associated with fuel containing 10% ethanol (E-10 fuel) including, among other things, fuel degradation, debris in fuel (gum and varnish formation) and ethanol’s propensity to attract water (which can adversely affect octane). Star Tron® fuel treatment also increases fuel economy by cleaning the fuel delivery system and facilitating more complete and uniform combustion. In addition, we produce anti-freeze and windshield washes under the Star brite® brand and under private labels for customers. We also produce automotive polishes, cleaners and other appearance items.

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

Manufacturing: We produce most of our products at Kinpak’s manufacturing facilities in Montgomery, Alabama. In addition, we contract with various third- party manufacturers to manufacture some of our products, which are manufactured to our specifications using our provided formulas. Each third- party manufacturer enters into a confidentiality agreement with us.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops. Additionally, we market our products via online retailers.  We also sell to national and regional distributors that resell our products to specialized retail outlets. In the case of Performacide® disinfectant/sanitizing products, we sell to both retailers as well as distributors that resell our products, in some cases under private labels, to end users principally in the marine, automotive, home restoration, law enforcement and agriculture markets.

Net sales to each of three customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 43.2% of our consolidated net sales, for the year ended December 31, 2019. Net sales to each of two customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 33.1% of our consolidated net sales, for the year ended December 31, 2018. Net sales to our four largest unaffiliated customers for the years ended December 31, 2019 and 2018 amounted to approximately 52.0% and 48.8% of our consolidated net sales, respectively, and at December 31, 2019 and 2018, outstanding accounts receivable balances from our four largest unaffiliated customers aggregated approximately 64.9% and 57.2% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2019. We generally do not give customers the right to return products. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to customers range from 30 to 180 days. However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers. Historically, these initiatives have not materially affected our overall profit margins.

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

Personnel: At December 31, 2019, we had 149 full-time employees and five part-time employees. The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2019:

Location	Description	Number of Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	45[1]
Fort Lauderdale, Florida	Manufacturing and distribution	6
Montgomery, Alabama	Manufacturing and distribution	103[2]
154

1 Includes one part-time employee.

2 Includes four part-time employees.

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

Net sales to our four largest unaffiliated customers accounted for 52.0% of our consolidated net sales in 2019; our largest unaffiliated customer accounted for 21.7% of our consolidated net sales in 2019. The loss of any of these customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interests may conflict with or differ from the Company’s interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 50.7% of our common stock. As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.  Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.” The affiliated companies also collectively own the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada. Sales to the affiliated companies aggregated approximately $1,788,000 and $2,190,000 during the years ended December 31, 2019 and 2018, respectively. In addition, we provided administrative services and advances for business related expenditures to the affiliated companies. During the years ended December 31, 2019 and 2018, fees for administrative services aggregated approximately $779,000 and $760,000, respectively, and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $113,000 and $151,000, respectively. Receivables due from the affiliated companies in connection with product sales, administrative services, and advances for business related expenditures totaled approximately $962,000 and $1,046,000 at December 31, 2019 and 2018, respectively. The accounts receivable turnover ratio for the year ended December 31, 2019 with respect to sales to the affiliated companies was approximately 3.4 and with respect to administrative services and advances for business related expenditures was approximately 1.9. Management believes that the sales and provision of administrative services to the affiliated companies do not involve more than normal credit risk.

We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 4 and 10 to the consolidated financial statements included in this report for additional information.

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

Our business involves the use of chemicals.

At our Kinpak facility we blend various chemicals that can cause explosions or harmful gas to be released. Mishandling of chemicals can potentially result in people being hurt or killed, property damaged, and business interruption. On December 9, 2019, there was a chemical reaction incident at the Kinpak facility that resulted in three employees suffering injuries, which we do not believe to be serious. The chemical incident damaged various manufacturing equipment with a net book value of $50,520. The Company recorded a loss for the $50,520 and an offsetting insurance claim receivable of $50,520 in 2019.

Environmental matters may cause potential liability risks.

We must comply with various environmental laws and regulations in connection with our operations, including those relating to the handling and disposal of hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  A release of such substances due to accident or intentional act could result in substantial liability to governmental authorities or to third parties.  In addition, we are subject to reporting requirements with respect to certain materials we use in our manufacturing operations.   It is possible that we could become subject to environmental liabilities in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows may be adversely affected by public health epidemics, including the coronavirus reported to have originated in Wuhan, China.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 outbreak has already caused severe global disruptions. In response to the virus, various countries have implemented lockdown measures, and other countries and local governments may also do so. The United States and various states and municipalities have limited activities. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses.

A public health pandemic, such as that relating to COVID-19, poses the risk that we or our suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. In addition, our financial condition, results of operations and cash flows could be adversely affected to the extent an epidemic harms the global economy in general.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in August 2021.

We have a revolving line of credit with a variable interest rate. Interest on the revolving line of credit is payable at the one month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. At December 31, 2019, we did not have any borrowings outstanding under the revolving line of credit. However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in August 2021. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business.

Weather conditions can adversely affect our sales.

Our sales can be adversely affected by prolonged cold winters which curtail boating activity and by natural disasters such as hurricanes, floods and tornados. During 2019 both the second and third quarters were adversely affected by weather conditions.

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

Item 3. Legal Proceedings

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.

On December 31, 2019, there were 100 holders of record. We believe that a substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other institutions for the account of the beneficial owners.

While we have provided a special cash dividend to our shareholders in every year since 2016, payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including our business performance and operating plans, capital commitments, liquidity and other factors.

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

The Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. At December 31, 2019, Kinpak had spent an aggregate of approximately $6,117,000 on the Expansion Project. Of that amount, approximately $2,654,000 was provided through a $4,500,000 industrial development bond financing, which is described in Note 8, of the consolidated financial statements.

On December 9, 2019, there was a chemical incident at our Kinpak facility. As a precautionary measure several employees were sent to the hospital. We believe that no one suffered any serious injuries, and that we do not have any liability relating to personal injuries.

The chemical incident damaged some of Kinpak’s manufacturing equipment. At December 31, 2019, it was determined that manufacturing equipment with a book value of $50,520 was no longer useable. The Company recorded a loss for the $50,520 and an offsetting gain and receivable of $50,520 in 2019. The Company is still assessing the total property damage from the chemical incident.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). The Company adopted the new guidance using the modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at December 31, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the reclassification of office equipment with a net book value of approximately $27,000 to a finance lease – right to use asset within property, plant and equipment.

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

Collectability of trade accounts receivable

In the ordinary course of business, we grant non-interest-bearing trade credit to our unaffiliated customers on terms that range from 30 to 180 days. In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and aging of receivables, as well as our assessment of our customers’ creditworthiness, as determined by our review of credit information relating to the customers. We generally do not require collateral on trade accounts receivable. We maintain an allowance for doubtful accounts based on expected collectability of the trade accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services.  The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was approximately $162,000 and $171,000 at December 31, 2019 and 2018, respectively, which was approximately 2.2% and 2.9% of gross accounts receivable at December 31, 2019 and 2018, respectively. If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance or incur a bad debt expense. In this regard, we incurred bad debt expense of approximately $6,000 and $35,000 in 2019 and 2018, respectively.

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

Our slow moving and obsolete inventory reserve was $244,206 and $284,109 at December 31, 2019 and 2018, respectively.

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

Intangible Assets

Intangible assets are acquired assets that lack physical substance and that meet specified criteria for recognition apart from goodwill. We own several trademarks and trade names, including Star brite® and Performacide®. We have determined that these intangible assets have indefinite lives and, therefore, are not amortized. In addition, we own other intangible assets including patents, royalty rights, other trademarks and trade names, customer lists, and product formulas that have finite lives. As these intangible assets have finite lives, their carrying value is amortized over their remaining useful lives. See Note 5 to the consolidated financial statements included in this report for additional information regarding our intangible assets.

We evaluate our indefinite-lived intangible assets for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2019, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

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

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2019 and 2018:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2019	2018	Change	2019	2018
Net sales	$42,259,487	$41,799,545	1.1%	100.0%	100.0%
Cost of goods sold	26,659,427	27,402,356	(2.7)%	63.1%	65.6%
Gross profit	15,600,060	14,397,189	8.4%	36.9%	34.4%
Advertising and promotion	3,147,289	3,050,858	3.2%	7.4%	7.3%
Selling and administrative	7,839,411	7,638,158	2.6%	18.6%	18.3%
Operating income	4,613,360	3,708,173	24.4%	10.9%	8.9%
Interest expense, net	(118,642)	(121,894)	(2.7)%	0.3%	0.3%
Provision for income taxes	(996,004)	(791,030)	25.9%	2.4%	1.9%
Net income	$3,498,714	$2,795,249	25.2%	8.3%	6.7%

Net sales increased by approximately $460,000, or 1.1%, during 2019 as compared to 2018.

Cost of goods sold decreased by approximately $743,000 or 2.7% in 2019, as compared to 2018. The decrease in cost of goods sold was primarily a result of a more favorable sales mix, in which sales of higher margin branded marine products increased as a percentage of overall sales, and lower margin private label marine products and winterizing products decreased as a percentage of overall sales.

Gross profit increased by approximately $1,203,000, or 8.4%, in 2019 as compared to 2018. As a percentage of net sales, gross profit increased primarily because of a more favorable sales mix to 36.9% in 2019 from 34.4% in 2018. The higher gross profit percentage along with increased net sales led to the increase in gross profit in 2019, as compared to 2018.

Advertising and promotion expense increased by approximately $96,000, or 3.2%, during 2019 as compared to 2018.  As a percentage of net sales, advertising and promotion expense increased to 7.4% in 2019 from 7.3% in 2018.  The increase in advertising and promotion expense was principally a result of increases in sponsorship of a NASCAR driver, product samples used to promote sales and advertising in customer catalogs.

Selling and administrative expenses increased by approximately $201,000, or 2.6%, during 2019 as compared to 2018. The increase in selling and administrative expenses was principally a result of higher employee payroll and benefits, an increase in amortization expense related to intangible assets we acquired from Snappy Marine in July 2018, and administrative expenses at our manufacturing plant, partially offset by a decrease in our provision for bad debts, and depreciation. As a percentage of net sales, selling and administrative expenses increased to 18.6% in 2019 from 18.3% in 2018.

Interest expense, net during 2019 decreased by approximately $3,000, or 2.7%, as compared to 2018.

Provision for income taxes increased by approximately $205,000 or 25.9% in 2019, as compared to 2018. The increase was principally a result of higher net income. As a percentage of income before taxes our provision for income taxes increased to 22.2% in 2019 from 22.1% in 2018.

Liquidity and Capital Resources:

Our cash balance was approximately $6,125,000 at December 31, 2019 compared to approximately $1,401,000 at December 31, 2018. In addition, we had restricted cash of approximately $1,885,000 and $2,333,000 at December 31, 2019 and 2018, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net cash provided by operating activities	$5,991,728	$1,218,079
Net cash used in investing activities	(793,474)	(1,735,498)
Net cash used in financing activities	(923,898)	(913,254)
Effect of exchange rate fluctuations on cash	2,140	(1,247)
Net increase (decrease) in cash	$4,276,496	$(1,431,920)

Net cash provided by operating activities during 2019 increased by approximately $4,774,000 or 391.9%, as compared to 2018. The increase was principally a result of the Company decreasing its gross inventories during 2019 by approximately $2,571,000 as compared to the Company increasing its gross inventories by approximately $3,021,000 in 2018. Other changes in working capital used approximately $1,412,000 more in cash during 2019 than 2018. Net income combined with noncash expenses increased by approximately $594,000 during 2019 as compared to 2018.

Inventories, net were approximately $9,555,000 and $12,085,000 at December 31, 2019 and 2018, respectively, representing a decrease of approximately $2,530,000 or 20.9% in 2019. We believe the lower levels of inventories are sufficient to meet the Company’s short-term needs.

Net trade accounts receivable at December 31, 2019 aggregated approximately $7,132,000, an increase of approximately $1,473,000, or 26.0%, compared to approximately $5,659,000 in net trade accounts receivable outstanding at December 31, 2018.  The increase principally was due to an increase in net sales during the month ended December 31, 2019, as compared to the month ended December 31, 2018. Receivables due from affiliated companies aggregated approximately $962,000 at December 31, 2019, a decrease of approximately $84,000, or 8.0%, from receivables due from affiliated companies of approximately $1,046,000 at December 31, 2018.

Net cash used in investing activities during 2019 decreased by approximately $942,000, or 54.3%, as compared to 2018. The decrease was a result of the Company decreasing its cash used for purchases of property, plant and equipment and intangible assets. Cash used for purchases of plant, property and equipment decreased by approximately $640,000, primarily because the Expansion Project is mostly completed. See “Overview” above for additional information. Cash used for purchases of intangible assets decreased by approximately $302,000. In 2019, the Company used $75,000 to acquire intangible assets from Check Corporation, and in 2018, the Company used $376,722 to acquire intangible assets from Snappy Marine. See Note 5 to the consolidated financial statements included in this report for additional information.

Net cash used in financing activities during 2019 increased by approximately $11,000 or 1.2%, as compared to 2018. In both years, the Company’s primary use of cash in financing activities was to pay dividends to common shareholders and to make payments on long-term debt.

See Notes 6 and 8 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing with respect to the Expansion Project, the payment of which we have guaranteed and a revolving line of credit. At December 31, 2019 and 2018, we had outstanding balances of approximately $3,974,000 and $4,222,000, under Kinpak’s obligations relating to the industrial development bond financing respectively, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the consolidated financial statements included in this report.  At December 31, 2019, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the consolidated financial statements included in this report. As of December 31, 2019, we were in compliance with these financial covenants.

In connection with our 2018 acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At December 31, 2019, we had an outstanding balance of $716,666 under the promissory note (including $680,274 recorded as principal and $36,392 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $26,000 and $31,000 at December 31, 2019 and December 31, 2018, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. In 2019, we recorded $1,243 in foreign currency translation adjustments, which resulted in a corresponding increase in shareholders’ equity. In 2018, we recorded $7,683 in foreign currency translation adjustments, which resulted in a corresponding decrease in shareholders’ equity.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
*4	Description of Common Stock
10.1.1	Business Loan Agreement, dated August 31, 2018, between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.2	Promissory Note, dated August 31, 2018, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.3	Letter, dated August 31, 2018, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
†10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3	Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
†10.4	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.5.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.5.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.5.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101

The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

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

OCEAN BIO-CHEM, INC.

Date: March 27, 2020	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 27, 2020
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President and Chief Financial Officer	March 27, 2020
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana M. Conard	Director	March 27, 2020
Diana M. Conard

/s/ Gregor M. Dornau	Director	March 27, 2020
Gregor M. Dornau

/s/ William W. Dudman	Director	March 27, 2020
William W. Dudman

/s/ James M. Kolisch	Director	March 27, 2020
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 27, 2020
Kimberly A. Krause

/s/ John B. Turner	Director	March 27, 2020
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flow for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
March 27, 2020

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018

ASSETS
Current Assets:
Cash	$6,125,322	$1,401,047
Trade accounts receivable less allowances of approximately $162,000 and $171,000, respectively	7,132,256	5,658,686
Receivables due from affiliated companies	962,154	1,045,990
Insurance claim receivable	50,520	-
Restricted cash	1,885,098	2,332,877
Inventories, net	9,555,071	12,085,813
Prepaid expenses and other current assets	935,022	1,010,641
Total Current Assets	26,645,443	23,535,054

Property, plant and equipment, net	9,338,227	9,649,237
Operating lease – right to use	352,190	-
Intangible assets, net	1,949,947	2,050,212
Total Assets	$38,285,807	$35,234,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$483,477	$425,663
Current portion of operating lease liability	83,270	-
Accounts payable - trade	1,047,385	1,472,230
Accrued expenses payable	1,214,938	1,108,905
Total Current Liabilities	2,829,070	3,006,798

Deferred tax liability	311,374	280,349
Operating lease liability, less current portion	268,920	-
Long-term debt, less current portion and debt issuance costs	4,142,179	4,514,105
Total Liabilities	7,551,543	7,801,252

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,442,809 shares and 9,338,191 shares issued and outstanding, respectively	94,428	93,382
Additional paid in capital	10,503,171	10,235,827
Accumulated other comprehensive loss	(294,491)	(295,734)
Retained earnings	20,431,156	17,399,776
Total Shareholders’ Equity	30,734,264	27,433,251

Total Liabilities and Shareholders’ Equity	$38,285,807	$35,234,503

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Net sales	$42,259,487	$41,799,545

Cost of goods sold	26,659,427	27,402,356

Gross profit	15,600,060	14,397,189

Operating Expenses:
Advertising and promotion	3,147,289	3,050,858
Selling and administrative	7,839,411	7,638,158
Total operating expenses	10,986,700	10,689,016

Operating income	4,613,360	3,708,173

Other expense
Interest expense, net	(118,642)	(121,894)

Income before income taxes	4,494,718	3,586,279

Provision for income taxes	(996,004)	(791,030)

Net income	$3,498,714	$2,795,249

Earnings per common share – basic and diluted	$0.37	$0.30

Dividends declared per common share	$0.05	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Net income	$3,498,714	$2,795,249

Foreign currency translation adjustment	1,243	(7,683)

Comprehensive income	$3,499,957	$2,787,566

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

January 1, 2018	9,254,580	$92,546	$9,931,634	$(288,051)	$15,159,802	$24,895,931

Net income	-	-	-	-	2,795,249	2,795,249

Dividends, common stock	-	-	-	-	(555,275)	(555,275)

Options exercised	8,510	85	(85)	-	-	-

Stock based compensation	81,400	814	330,009	-	-	330,823

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(6,299)	(63)	(25,731)	-	-	(25,794)

Foreign currency translation adjustment	-	-	-	(7,683)	-	(7,683)

December 31, 2018	9,338,191	93,382	10,235,827	(295,734)	17,399,776	27,433,251

Net income	-	-	-	-	3,498,714	3,498,714

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Stock based compensation	83,000	830	274,710			275,540

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(6,310)	(63)	(20,886)	-	-	(20,949)

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	1,243	-	1,243

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net income	$3,498,714	$2,795,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,289,531	1,175,267
Deferred income taxes	31,025	126,454
Stock based compensation	275,540	330,823
Provision for bad debts	6,134	35,145
Provision for slow moving and obsolete inventory	(39,903)	9,814
Other operating non-cash items	(897)	(6,436)

Changes in assets and liabilities:
Trade accounts receivable	(1,479,704)	(729,936)
Receivables due from affiliated companies	83,836	538,375
Inventories	2,570,645	(3,021,201)
Prepaid expenses and other current assets	75,619	2,572
Accounts payable – trade	(424,845)	(334,890)
Accrued expenses payable	106,033	296,843
Net cash provided by operating activities	5,991,728	1,218,079

Cash flows from investing activities:
Purchases of property, plant and equipment	(718,474)	(1,358,776)
Purchase of intangible assets	(75,000)	(376,722)
Net cash used in investing activities	(793,474)	(1,735,498)

Cash flows from financing activities:
Payments on long-term debt	(448,442)	(332,185)
Borrowings on revolving line of credit	1,000,000	2,750,000
Repayments on revolving line of credit	(1,000,000)	(2,750,000)
Payments for taxes related to net share settlements of stock awards	(20,949)	(25,794)
Dividends paid to common shareholders	(468,306)	(555,275)
Proceeds from exercise of stock options	13,799	-
Net cash used in financing activities	(923,898)	(913,254)

Effect of exchange rate on cash	2,140	(1,247)

Net increase (decrease) in cash and restricted cash	4,276,496	(1,431,920)

Cash and restricted cash at beginning of period	3,733,924	5,165,844
Cash and restricted cash at end of period	$8,010,420	$3,733,924

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$156,623	$136,031
Cash paid for income taxes during period	$778,009	$660,000
Operating lease right to use asset exchanged for operating lease liability	$432,466	$-
Finance lease right to use assets exchanged for finance lease liabilities	$44,979	$-
Cash paid under operating lease	$94,800	$94,800

Cash	$6,125,322	$1,401,047
Restricted cash	1,885,098	2,332,877
Total cash and restricted cash	$8,010,420	$3,733,924

Noncash investing and financing activities:
Issuance of note payable for asset acquisition	$100,000	$1,000,000
Imputed interest	(2,988)	(69,472)
Principal portion of note payable issued for asset acquisition	$97,012	$930,528

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Revenue recognition – On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). Under ASU 2014-09, revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines that the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for the promised goods or services .Under ASU 2014-09, the Company’s performance obligation to its customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. Sales allowances provided by the Company to customers are recorded as a reduction of net sales.

Leases - On January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842). Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under the previous guidance, and leases classified as operating leases) recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted ASU 2016-02 utilizing a modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at December 31, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the reclassification of office equipment with a net book value of approximately $27,000 to a finance lease – right to use asset within property, plant and equipment.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short- term leases at December 31, 2019.

Collectability of accounts receivable – Trade accounts receivable at December 31, 2019 and 2018 are net of allowances for doubtful accounts aggregating approximately $162,000 and $171,000, respectively. Such amounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer, if known, and information provided by credit rating services. During the years ended December 31, 2019 and 2018, the Company recorded bad debt expense of approximately $6,000 and $35,000, respectively.

Inventories – Inventories are primarily composed of raw materials and finished goods and are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,148,000 and $1,273,000 for the years ended December 31, 2019 and 2018, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $3,147,000 and $3,051,000 in 2019 and 2018, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $1,015,998 (of which $909,411 is included in cost of goods sold and $106,587 is included in selling and administrative expenses) and $1,001,206 (of which $837,478 is included in cost of goods sold and $163,728 is included in selling and administrative expenses) for the years ended December 31, 2019 and 2018, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $59,000 and $49,000 of research and development costs for the years ended December 31, 2019 and 2018, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2019, all outstanding stock options were vested.

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

Concentration of cash – During the years ended and at December 31, 2019 and 2018, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, the Company establishes reserves for uncertain tax positions. The Company adjusts reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate. The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2019.

The Company is no longer subject to income tax examinations for years before 2016.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, customer lists, product formulas, patents and royalty rights. At December 31, 2019, The Company had intangible assets with a cost of approximately $3,375,000, of which approximately $2,793,000 have finite lives and approximately $582,000 have indefinite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. The Company evaluates intangible assets with finite and indefinite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired in 2019 or 2018.

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

Earnings per share – Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of dilutive stock options under the treasury stock method. See Note 13.

Note 2 – Inventories:

The composition of the Company’s inventories at December 31, 2019 and 2018 are as follows:

	2019	2018
Raw materials	$3,872,752	$4,320,131
Finished goods	5,926,525	8,049,791
Inventories, gross	9,799,277	12,369,922

Inventory reserves	(244,206)	(284,109)

Inventories, net	$9,555,071	$12,085,813

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $562,000 and $495,000 at December 31, 2019 and 2018, respectively.

Note 3 – Property, Plant and Equipment:

The Company’s property, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	Estimated
	Useful Life	2019	2018

Land		$278,325	$278,325
Building and Improvements	30 years	9,563,406	9,548,922
Manufacturing and warehouse equipment	6-20 years	10,699,461	10,736,161
Office equipment and furniture	3-5 years	1,778,781	1,838,360
Leasehold improvements	10-15 years	577,068	577,068
Finance leases – right to use	5 years	45,951	-
Vehicles	3 years	10,020	10,020
Construction in process		142,612	80,682
Property, plant and equipment, gross		23,095,624	23,069,538

Less accumulated depreciation		(13,757,397)	(13,420,301)

Property, plant and equipment, net		$9,338,227	$9,649,237

The Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. At December 31, 2019, Kinpak has spent an aggregate of approximately $6,117,000 on the Expansion Project. Of that amount, approximately $2,654,000 was provided through a $4,500,000 industrial development bond financing, which is described in Note 8.

On December 9, 2019, there was a chemical incident at our Kinpak facility.

The chemical incident damaged some of Kinpak’s manufacturing equipment.  At December 31, 2019, it was determined that manufacturing equipment with a book value of $50,520 was no longer useable. The Company recorded a loss for the $50,520 and an offsetting gain and receivable of $50,520 in 2019. The Company is still assessing the total property damage from the chemical incident. At the time of this report the Company is unable to make an estimate of the total loss; however the Company expects to recover any losses through property insurance, which covers replacement cost.

Note 4 – Leases:

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense in 2019 was approximately $100,000, compared to rent expense of approximately $97,000 in 2018. At December 31, 2019, the Company has a right to use asset and a corresponding liability of $352,190 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Years ending December 31,
2020	$94,800
2021	94,800
2022	94,800
2023	94,800
Total future minimum lease payments	379,200
Less imputed interest	(27,010)
Total operating lease liability	$352,190

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Costs incurred with respect to the Company’s leases during 2019 are set forth below.

Year Ended December 31, 2019
Operating lease expense	$100,000
Finance lease amortization	22,756
Finance lease interest	945
Total lease expense	$123,701

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at December 31, 2019 are set forth below:

December 31, 2019
Remaining lease term – operating lease	4.0 years
Weighted average remaining lease term – finance leases	2.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	3.0%

Note 5 – Intangible Assets:

The Company’s intangible assets at December 31, 2019 and 2018 consisted of the following:

December 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$492,308	$130,425
Trade names and trademarks	1,715,325	587,387	1,127,938
Customer list	584,468	153,319	431,149
Product formulas	292,234	76,659	215,575
Royalty rights	160,000	115,140	44,860
Total intangible assets	$3,374,760	$1,424,813	$1,949,947

December 31, 2018

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$439,972	$182,761
Trade names and trademarks	1,649,880	561,449	1,088,431
Customer list	525,663	48,186	477,477
Product formulas	262,832	24,093	238,739
Royalty rights	160,000	97,196	62,804
Total intangible assets	$3,221,108	$1,170,896	$2,050,212

On December 27, 2019, the Company acquired intangible assets of Check Corporation, a manufacturer and distributer of mildew and humidity control products.

The allocated cost of the intangible assets acquired from Check Corporation and their respective useful lives are set forth in the table below:

Intangible Assets	Amount	Life
Trademarks and trade names	$65,445	5 years
Customer list	58,805	5 years
Product formulas	29,402	5 years
Total intangible assets acquired from Check Corporation	$153,652

On July 13, 2018, the Company acquired assets of Snappy Marine, a corporation that marketed and distributed Snappy Teak – NU®, a cleaning product for teak surfaces on boats principally consisting of intangible assets.

The allocated cost of the intangible assets acquired from Snappy Marine and their respective useful lives are set forth in the table below:

Intangible Assets	Amount	Life
Trademarks and trade names	$518,755	20 years
Customer list	525,663	5 years
Product formulas	262,832	5 years
Total intangible assets acquired from Snappy Marine	$1,307,250

Amortization expense related to intangible assets aggregated $253,917 and $154,446 for the years ended December 31, 2019 and 2018, respectively.

Note 6 – Revolving Line of Credit:

On August 31, 2018, the Company and Regions Bank entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the revolving line of credit, the Company may borrow up to the lesser of (i) $6,000,000 or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the one-month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. Eligible Accounts do not include, among other things, accounts receivable from affiliated entities.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At December 31, 2019, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

At December 31, 2019 and 2018, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

Note 7 – Accrued Expenses Payable:

Accrued expenses payable at December 31, 2019 and 2018 consisted of the following:

	2019	2018

Accrued customer promotions	$530,957	$485,472
Accrued payroll, commissions, and benefits	417,629	373,895
Other	266,352	249,538

Total accrued expenses payable	$1,214,938	$1,108,905

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At December 31, 2019, the Company was in compliance with these financial covenants.

Through December 31, 2019, of the $4,500,000 proceeds of the Bond sale, approximately $2,654,000 has been applied to reimburse Kinpak for Expansion Project expenditures and approximately $54,000 was paid directly to other parties for certain transaction costs. The remaining amount is held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Because the Lease contains limitations on the manner in which Kinpak may utilize funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets.

The Company incurred debt financing costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized under the effective interest method.

Other Long- Term Obligations

In connection with the Company’s agreement to purchase assets of Snappy Marine, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60-month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid.

In connection with the Company’s agreement to purchase assets of Check Corporation, the Company agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. The Company recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).

At December 31, 2019 and December 31, 2018, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations. The equipment leases, aggregating approximately $26,000 and $31,000 at December 31, 2019 and December 31, 2018, respectively, have maturities through 2024 and carry interest rates ranging from 2% to 4% per annum. The equipment leases are classified as finance leases. During 2019 and 2018, the Company paid approximately $23,701 ($22,756 principal and $945 interest) and $20,000 ($19,237 principal and $763 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at December 31, 2019 and 2018:

	Current Portion		Long Term Portion
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Obligations related to industrial development bond financing	$255,471	$247,985	$3,718,785	$3,974,256
Note payable related to Snappy Marine asset acquisition	182,869	177,701	497,405	680,274
Obligation related to Check Corporation asset acquisition	49,930	-	47,082
Equipment leases	14,823	19,593	11,312	11,596
Total principal of long- term debt	503,093	445,279	4,274,584	4,666,126
Debt issuance costs	(19,616)	(19,616)	(132,405)	(152,021)
Total long- term debt	$483,477	$425,663	$4,142,179	$4,514,105

Required principal payments under the Company’s industrial development bond financing and other long- term obligations are set forth below:

Year ending December 31,
2020	$503,093
2021	502,493
2022	469,337
2023	399,954
2024	290,342
Thereafter	2,612,458
Total	$4,777,677

Note 9 – Income Taxes:

The components of the Company’s provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Federal – current	$921,954	$636,046
Federal – deferred	29,628	120,760
State – current	43,025	28,530
State – deferred	1,397	5,694
Total provision for income taxes	$996,004	$791,030

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2019	%	2018	%
Income Tax computed at statutory rate	$943,891	21.0%	$753,119	21.0%
State tax, net of federal benefit	33,954	0.8%	22,468	0.6%
Share based compensation	(1,149)	(0.0)%	(1,233)	(0.0)%
Permanent adjustments	11,911	0.3%	14,040	0.4%
Tax credits and other	7,397	0.1%	2,636	0.1%
Provision for income taxes	$996,004	22.2%	$791,030	22.1%

The Company’s deferred tax liability consisted of the following at December 31, 2019 and 2018:

	2019	2018
Deferred tax liability
Inventory reserves	$53,701	$62,475
Trade accounts receivable allowances	35,541	37,645
Depreciation and amortization	(400,616)	(380,469)
Total net deferred tax liability	$(311,374)	$(280,349)

Note 10 – Related Party Transactions:

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $1,788,000 and $2,190,000 for the years ended December 31, 2019 and 2018, respectively; fees for administrative services aggregated approximately $779,000 and $760,000, respectively; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $113,000 and $151,000 during the years ended December 31, 2019 and 2018, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business-related expenditures aggregating approximately $962,000 and $1,046,000 at December 31, 2019 and 2018, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $94,000 ($42,000 for research and development, $31,000 for charter boat services that the Company used to provide sales incentives for customers and $21,000 for the production of television commercials) and $77,000 ($42,000 for research and development, $14,000 for charter boat services that the Company used to provide sales incentives for customers, and $21,000 for the production of television commercials) for the years ended December 31, 2019 and 2018, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services and television production services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs. During the years ended December 31, 2019 and 2018, the Company paid an aggregate of approximately $1,424,000 and $1,261,000, respectively, in insurance premiums on policies obtained through the insurance broker.

Note 11 – Stock Options and Awards:

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock. During 2019 and 2018, the Company granted stock awards under the Plan aggregating 83,000 and 81,400 shares of common stock, respectively, to officers, key employees, and directors. Following the withholding of an aggregate of 6,310 and 6,299 shares of common stock, respectively, in connection with a tax withholding feature of the Plan, 76,690 and 75,101 shares were issued to the award recipients, during 2019 and 2018, respectively. The shares vested immediately upon issuance and were fully expensed in the period in which they were awarded. Compensation expense related to the stock awards was $275,540 and $330,823 in 2019 and 2018, respectively. The value of the shares the Company withheld for taxes related to the stock awards was $20,949 and $25,794 in 2019 and 2018, respectively. At December 31, 2019, 179,000 shares remained available for future issuance under the Plan.  As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. Only non-qualified options granted under the Prior Plans were outstanding on December 31, 2019. Outstanding non-qualified options were granted to outside directors, have a 10-year term from the date of grant and are immediately exercisable. The last tranche of non-qualified options previously granted terminate on April 25, 2020. There was no compensation expense attributable to stock options recognized during 2019 and 2018, and at December 31, 2019 and 2018, there was no unrecognized compensation cost related to share based compensation arrangements

During 2019, stock options to purchase an aggregate of 30,000 shares of common stock were exercised. The Company received a total of $13,799, withheld 2,072 shares in connection with the net exercise feature of the stock options and issued an aggregate of 27,928 shares to the option holders who exercised their options.

During 2018, a former director exercised a stock option to purchase 10,000 shares of common stock. The Company withheld 1,490 shares in connection with the net exercise of the stock option by the former director and issued 8,510 shares to the former director.

In 2010, the Company granted, under its 2008 Non-Qualified Stock Option Plan, stock options to purchase 20,000 shares of its common stock at an exercise price per share of $2.07 that remained outstanding at December 31, 2019. The stock options expire on April 25, 2020.

The following table provides information relating to stock option transactions during the years ended December 31, 2019 and 2018:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	50,000	$1.24	60,000	$1.15
Options exercised	(30,000)	0.69	(10,000)	0.69
Total	20,000	$2.07	50,000	$1.24

Note 12 – Major Customers:

The Company had net sales to each of three major customers that constituted in excess of 10% of the Company’s consolidated net sales for the year ended December 31, 2019. Net sales to these three customers respectively represented approximately 43.2% (21.7%, 11.2%, and 10.3% of consolidated net sales for the year ended December 31, 2019. The Company had net sales to each of two major customers that constituted in excess of 10% of the Company’s consolidated net sales for the year ended December 31, 2018. Net sales to these two customers respectively represented approximately 33.1% (21.7% and 11.4%) of consolidated net sales for the year ended December 31, 2018.

At December 31, 2019, three customers constituted at least 10% of the Company’s gross trade accounts receivable, and at December 31, 2018 two customers constituted in excess of 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 56.8% (28.0%, 15.3%, and 13.5%, respectively) of the Company’s gross trade accounts receivable at December 31, 2019, and 41.0% (25.2% and 15.8%, respectively) of the Company’s gross trade accounts receivable at December 31, 2018.

Note 13 – Earnings Per Share:

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

	Years Ended December 31,
	2019	2018
Earnings per common share –Basic

Net income	$3,498,714	$2,795,249

Weighted average number of common shares outstanding	9,391,264	9,279,872

Earnings per common share – Basic	$0.37	$0.30

Earnings per common share – Diluted

Net income	$3,498,714	$2,795,249

Weighted average number of common shares outstanding	9,391,264	9,279,872

Dilutive effect of employee stock-based awards	8,170	39,231
Weighted average number of common shares outstanding – Diluted	9,399,434	9,319,103

Earnings per common share – Diluted	$0.37	$0.30

The Company had no stock options outstanding at December 31, 2019 and 2018, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Cash Dividends:

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

Note -15 – Recent Accounting Pronouncements:

Accounting Guidance Adopted by the Company

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under the previous guidance, and leases classified as operating leases) recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 utilizing a modified retrospective method, under which the Company recorded an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. As a result, the Company’s balance sheet presentation at December 31, 2019 is not comparable to the presentation at December 31, 2018.  The adoption of ASU 2016-02 resulted in the recognition of approximately $432,000 as an operating lease right to use asset and a corresponding operating lease liability, and the reclassification of office equipment with a net book value of approximately $27,000 to a finance lease – right to use asset within property, plant and equipment.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short- term leases at December 31, 2019.

Accounting Guidance Not Yet Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts that affect the collectability of financial assets. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s consolidated financial statements.

Note -16 – Subsequent Event:

On March 16, 2020, the Company received an initial payment of $411,657 from our insurance company to cover our initial losses from a chemical incident at our Kinpak facility. The $411,657 was for the manufacturing equipment determined to be damaged in 2020.   We are still evaluating the overall damage to equipment; however, we do not expect the loss to be in excess of our insurance recovery.   Any gain or loss from the chemical incident will be recognized in a future period.