Form 10-Q
period 2020-03-31
OCEAN BIO CHEM INC
filed 2020-05-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

At May 14, 2020, 9,458,105 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,148,351	$6,125,322
Trade accounts receivable less allowances of approximately $144,000 and $162,000, respectively	6,404,356	7,132,256
Receivables due from affiliated companies	1,195,584	962,154
Insurance claim receivable	-	50,520
Restricted cash	1,891,918	1,885,098
Inventories, net	11,360,436	9,555,071
Prepaid expenses and other current assets	1,003,586	935,022
Total Current Assets	28,004,231	26,645,443

Property, plant and equipment, net	9,590,761	9,338,227
Operating lease – right to use	331,658	352,190
Intangible assets, net	1,878,785	1,949,947
Total Assets	$39,805,435	$38,285,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$482,467	$483,477
Current portion of operating lease liability	84,037	83,270
Accounts payable - trade	1,996,475	1,047,385
Accrued expenses payable	1,277,909	1,214,938
Total Current Liabilities	3,840,888	2,829,070

Deferred tax liability	336,689	311,374
Operating lease liability, less current portion	247,621	268,920
Long-term debt, less current portion and debt issuance costs	4,021,420	4,142,179
Total Liabilities	8,446,618	7,551,543

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,448,105 and 9,442,809 shares issued and outstanding	94,481	94,428
Additional paid in capital	10,503,118	10,503,171
Accumulated other comprehensive loss	(296,819)	(294,491)
Retained earnings	21,058,037	20,431,156
Total Shareholders’ Equity	31,358,817	30,734,264

Total Liabilities and Shareholders’ Equity	$39,805,435	$38,285,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Net sales	$7,819,503	$9,081,117

Cost of goods sold	4,677,232	5,660,138

Gross profit	3,142,271	3,420,979

Operating Expenses:
Advertising and promotion	737,673	766,310
Selling and administrative	1,713,416	1,700,393
Total operating expenses	2,451,089	2,466,703

Operating income	691,182	954,276

Other (expense) income
Interest (expense), net	(15,874)	(29,827)
Gain on insurance settlement	126,210	-

Income before income taxes	801,518	924,449

Provision for income taxes	(174,637)	(209,279)

Net income	$626,881	$715,170

Earnings per common share – basic and diluted	$0.07	$0.08

Dividends declared per common share	$0.00	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Net income	$626,881	$715,170

Foreign currency translation adjustment	(2,328)	1,497

Comprehensive income	$624,553	$716,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	626,881	626,881

Options exercised	5,296	53	(53)	-	-	-

Foreign currency translation adjustment	-	-	-	(2,328)	-	(2,328)

March 31, 2020	9,448,105	$94,481	$10,503,118	$(296,819)	$21,058,037	$31,358,817

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	715,170	715,170

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	1,497	-	1,497

March 31, 2019	9,366,119	$93,661	$10,249,347	$(294,237)	$17,647,612	$27,696,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$626,881	$715,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	330,374	320,791
Deferred income taxes	25,315	(5,452)
Provision for bad debts	15,935	(32,700)
Provision for slow moving and obsolete inventory	35,404	-
Other operating non-cash items	(483)	1,076
Cash used related to 2019 chemical incident	(200,665)	-
Gain on insurance settlement	(126,210)	-

Changes in assets and liabilities:

Trade accounts receivable	711,965	(1,001,849)
Receivables due from affiliated companies	(233,430)	(470,895)
Inventories	(1,840,769)	(439,011)
Prepaid expenses and other current assets	(68,564)	(79,447)
Accounts payable – trade	949,090	114,678
Accrued expenses payable	62,971	271,394
Net cash provided by (used in) operating activities	287,814	(606,245)

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	411,657	-
Purchases of property, plant and equipment	(541,104)	(303,901)
Net cash used in investing activities	(129,447)	(303,901)

Cash flows from financing activities:
Payments on long-term debt	(126,673)	(111,346)
Proceeds from exercise of stock options	-	13,799
Net cash used in financing activities	(126,673)	(97,547)

Effect of exchange rate on cash	(1,845)	421

Net increase (decrease) in cash and restricted cash	29,849	(1,007,272)

Cash and restricted cash at beginning of period	8,010,420	3,733,924
Cash and restricted cash at end of period	$8,040,269	$2,726,652

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$36,261	$38,065
Cash paid for income taxes during period	$45,000	$-
Cash paid under operating lease	$23,700	$23,700

Cash	$6,148,351	$563,426
Restricted cash	1,891,918	2,163,226
Total cash and restricted cash	$8,040,269	$2,726,652

Noncash lease activities:
Operating lease right to use asset exchanged for operating lease liability	$-	$432,466
Finance lease right to use assets exchanged for finance lease liabilities	-	44,979
Total lease right to use assets exchanged for lease liabilities	$-	$477,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting Guidance Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, expected credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

3.	INVENTORIES

The Company’s inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$4,486,847	$3,872,752
Finished goods	7,153,199	5,926,525
Inventories, gross	11,640,046	9,799,277

Inventory reserves	(279,610)	(244,206)

Inventories, net	$11,360,436	$9,555,071

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $547,000 and $562,000 at March 31, 2020 and December 31, 2019, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life	March 31, 2020	December 31, 2019

Land		$278,325	$278,325
Building and improvements	30 years	9,563,406	9,563,406
Manufacturing and warehouse equipment	6-20 years	10,916,711	10,699,461
Office equipment and furniture	3-5 years	1,803,607	1,778,781
Leasehold improvements	10-15 years	577,068	577,068
Finance leases – right to use	5 years	45,951	45,951
Vehicles	3 years	10,020	10,020
Construction in process		363,051	142,612
Property, plant and equipment, gross		23,558,139	23,095,624

Less accumulated depreciation		(13,967,378)	(13,757,397)

Property, plant and equipment, net		$9,590,761	$9,338,227

The Company’s wholly-owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At March 31, 2020, the Company had unused proceeds from the industrial development bond of approximately $1,892,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity of its disinfectant/sanitizing product group including Performacide® and its Damp CheckTM mildew and humidity control products in addition to other production equipment.

Depreciation expense totaled $254,308 (of which $230,966 is included in cost of goods sold and $23,342 is included in selling and administrative expenses) and $252,408 (of which $224,161 is included in cost of goods sold and $28,247 is included in selling and administrative expenses) for the three months ended March 31, 2020 and 2019, respectively.

5.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense for each of the three months ended March 31, 2020 and 2019 was approximately $25,000. At March 31, 2020, the Company has a right to use asset and a corresponding liability of $331,658 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve month period ending March 31,
2021	$94,800
2022	94,800
2023	94,800
2024	71,100
Total future minimum lease payments	355,500
Less imputed interest	(23,842)
Total operating lease liability	$331,658

The Company’s two finance leases relate to office equipment. See Note 4 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three months ended March 31, 2020 and 2019 are set forth below.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$25,000	$25,000
Finance lease amortization	5,752	5,000
Finance lease interest	173	205
Total lease expense	$30,925	$30,205

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at March 31, 2020 are set forth below:

March 31, 2020
Remaining lease term – operating lease	3.75 years
Weighted average remaining lease term – finance leases	2.84 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	3.2%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

March 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$505,392	$117,341
Trade names and trademarks	1,715,325	597,142	1,118,183
Customer list	584,468	182,541	401,927
Product formulas	292,234	91,273	200,961
Royalty rights	160,000	119,627	40,873
Total intangible assets	$3,374,760	$1,495,975	$1,878,785

December 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$492,308	$130,425
Trade names and trademarks	1,715,325	587,387	1,127,938
Customer list	584,468	153,319	431,149
Product formulas	292,234	76,659	215,575
Royalty rights	160,000	115,140	44,860
Total intangible assets	$3,374,760	$1,424,813	$1,949,947

Amortization expense related to intangible assets was $71,162 and $63,480 for the three months ended March 31, 2020 and 2019, respectively.

7.	REVOLVING LINE OF CREDIT

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At March 31, 2020, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

There has been no impact in the availability of funds to the Company, as a result of the COVID-19 pandemic.

At March 31, 2020 and December 31, 2019, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At March 31, 2020, the Company was in compliance with these financial covenants.

Through March 31, 2020, of the $4,500,000 proceeds of the Bond sale, there are unused proceeds of approximately $1,892,000 remaining that are held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s balance sheets. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand our production capacity of our disinfectant product group including Performacide® and our Damp CheckTM mildew and humidity control products.

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

In connection with the Company’s agreement to purchase assets of Check Corporation, the Company agreed to pay Check Corporation (dba Damp CheckTM) $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. The Company recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).

At March 31, 2020 and December 31, 2019, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations. The equipment leases, aggregating approximately $20,000 and $26,000 at March 31, 2020 and December 31, 2019, respectively, have maturities through 2024 and carry interest rates ranging from 2% to 4% per annum. The equipment leases are classified as finance leases. During the three months ended March 31, 2020 and 2019, the Company paid $5,925 ($5,752 principal and $173 interest) and $5,205 ($5,000 principal and $205 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at March 31, 2020 and December 31, 2019:

	Current Portion		Long Term Portion
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Obligations related to industrial development bond financing	$257,773	$255,471	$3,653,196	$3,718,785
Note payable related to Snappy Marine asset acquisition	184,184	182,869	450,863	497,405
Obligation related to Check Corporation asset acquisition	50,230	49,930	34,375	47,082
Equipment leases	9,896	14,823	10,487	11,312
Total principal of long- term debt	502,083	503,093	4,148,921	4,274,584
Debt issuance costs	(19,616)	(19,616)	(127,501)	(132,405)
Total long- term debt	$482,467	$483,477	$4,021,420	$4,142,179

Required principal payments under the Company’s long term obligations are set forth below:

Twelve month period ending March 31,
2021	$502,083
2022	493,201
2023	472,854
2024	352,615
2025	291,895
Thereafter	2,538,356
Total	$4,651,004

9.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $651,000 and $752,000 for the three months ended March 31, 2020 and 2019, respectively; fees for administrative services aggregated approximately $197,000 and $155,000 for the three months ended March 31, 2020 and 2019, respectively; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $30,000 and $32,000 for the three month ended March 31, 2020 and 2019, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business related expenditures aggregating approximately $1,196,000 and $962,000 at March 31, 2020 and December 31, 2019, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $21,000 ($12,000 for research and development services and $9,000 for charter boat services that the Company used to provide sales incentives for customers) and $27,000 ($10,500 for research and development services and $16,500 for charter boat services that the Company used to provide sales incentives for customers) for the three months ended March 31, 2020 and 2019, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs. During the three months ended March 31, 2020 and 2019, the Company paid an aggregate of approximately $257,000 and $225,000, respectively, in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended March 31,
	2020	2019
Earnings per common share –Basic and Diluted

Net income	$626,881	$715,170

Weighted average number of common shares outstanding	9,444,834	9,363,368

Earnings per common share – Basic	$0.07	$0.08

Earnings per common share – Diluted

Net income	$626,881	$715,170

Weighted average number of common shares outstanding	9,444,834	9,363,368

Dilutive effect of outstanding stock options	7,265	10,962

Weighted average number of common shares outstanding – Diluted	9,452,099	9,374,330

Earnings per common share – Diluted	$0.07	$0.08

The Company had no stock options outstanding at March 31, 2020 and 2019, respectively that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during the three months ended March 31, 2020 and 2019, and at March 31, 2020, there was no unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2020 and 2019.

In 2010, the Company granted, under its 2008 Non-Qualified Stock Option Plan, stock options to purchase 20,000 shares of its common stock at an exercise price per share of $2.07. At March 31, 2020, 10,000 of these shares remained unexercised. The remaining options were exercised on April 24, 2020.

12.	CASH DIVIDENDS

On March 22, 2019, the Company’s Board of Directors declared a special cash dividend of $0.05 per common share payable on April 19, 2019 to all shareholders of record on April 5, 2019. There were 9,366,119 shares of common stock outstanding on April 5, 2019; therefore, dividends aggregating $468,306 were paid on April 19, 2019.

No dividends were declared during the three months ending March 31, 2020.

13.	CUSTOMER CONCENTRATION

During the three months ended March 31, 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 24.4% (14.0% and 10.4%, respectively) of the Company’s net sales for the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company had net sales to one customer that constituted in excess of 10% of its net sales. Net sales to this customer represented approximately 25.6% of the Company’s net sales for the three months ended March 31, 2019.

At March 31, 2020 and December 31, 2019, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 55.3% (27.9%, 14.8%, and 12.6% , respectively) of the Company’s gross trade accounts receivable at March 31, 2020, and 56.8% (28.0%, 15.3%, and 13.5%, respectively) of the Company’s gross trade accounts receivable at December 31, 2019.

14.	SUBSEQUENT EVENT

On April 18, 2020, the Company entered into a promissory note with Regions Bank evidencing a loan under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA Loan”).  The amount outstanding under the SBA Loan is $1,556,800.

The Company has determined to return the entire amount of the SBA Loan and is in the process of arranging for this with Regions Bank.  Upon the return of the full outstanding amount, which the Company expects to occur in the near future, the promissory note evidencing the SBA Loan will be terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the impact of the COVID-19 pandemic on our business and the economy in general, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2019, as well as in Part II Item 1A (“Risk Factors”) of subsequent filing of quarterly reports on Form 10-Q.

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

Kinpak has been engaged since 2017 in a project involving a major expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At March 31, 2020, the Company had unused proceeds from the industrial development bond of approximately $1,892,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand our production capacity of our disinfectant product group including Performacide® and our Damp CheckTM mildew and humidity control products.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table provides a summary of our financial results for the three months ended March 31, 2020 and 2019:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$7,819,503	$9,081,117	(13.9)%	100.0%	100.0%
Cost of goods sold	4,677,232	5,660,138	(17.4)%	59.8%	62.3%
Gross profit	3,142,271	3,420,979	(8.1)%	40.2%	37.7%
Advertising and promotion	737,673	766,310	(3.7)%	9.4%	8.4%
Selling and administrative	1,713,416	1,700,393	0.8%	21.9%	18.7%
Operating income	691,182	954,276	(27.6)%	8.8%	10.5%
Interest (expense), net	(15,874)	(29,827)	(46.8)%	0.2%	0.3%
Gain on insurance settlement	126,210	-	N/A	1.6%	-
Provision for income taxes	(174,637)	(209,279)	(16.6)%	2.2%	2.3%
Net income	$626,881	$715,170	(12.3)%	8.0%	7.9%

Net sales for the three months ended March 31, 2020 decreased by approximately $1,262,000, or 13.9%, as compared to the three months ended March 31, 2019. We believe that the net decrease in sales was caused by the economic shutdown in the United States of retail stores and wholesale marine distributors, in order to comply with the COVID-19 pandemic social distancing restrictions. The decrease of sales was partially offset by strong sales of our Performacide® disinfectant/sanitizer products, which only started increasing in the latter portion of the first quarter of 2020.

Cost of goods sold decreased by approximately $983,000, or 17.4%, during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in cost of goods sold was primarily a result of lower sales volume and lower expenses at our manufacturing subsidiary Kinpak.

Gross profit decreased by approximately $279,000 or 8.1% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Gross profit decreased due to our lower sales volume, partially offset by an increase in our gross profit percentage because of lower expenses at our manufacturing subsidiary Kinpak. As a percentage of net sales, gross profit was approximately 40.2% and 37.7% for the three months ended March 31, 2020 and 2019, respectively.

Advertising and promotion expenses decreased by approximately $29,000, or 3.7%, during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.    The decrease in advertising and promotion expenses was primarily a result of decreased trade show expenses in the 2020 period as compared to the 2019 period, as a result of the travel and social distancing restrictions implemented in light of the pandemic social distancing policies. As a percentage of net sales, advertising and promotion expenses increased to 9.4% for the three months ended March 31, 2020, from 8.4% for the three months ended March 31, 2019.

Selling and administrative expenses increased by approximately $13,000, or 0.8%, during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. As a percentage of net sales, selling and administrative expenses increased to 21.9% for the three months ended March 31, 2020, from 18.7% for the three months ended March 31, 2019. The Company did not furlough or layoff any employees as a result of the pandemic virus.

Interest (expense), net for the three months ended March 31, 2020 decreased by approximately $14,000 or 46.8%, as compared to the three months ended March 31, 2019. The decrease in interest (expense), net was principally a result of interest income from a money market mutual fund account established in the first quarter of 2020.

Gain on insurance settlement was approximately $126,000 during the three months ended March 31, 2020. The Company received a check for approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019. The Company is still evaluating the overall damage. For more information please refer to Recent Developments and Note 16 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Provision for income taxes for the three months ended March 31, 2020 was approximately $175,000, or 21.8% of our pretax income. For the three months ended March 31, 2019 the provision was approximately $209,000, or 22.6% of pretax income.

Liquidity and capital resources:

Our cash balance was approximately $6,148,000 at March 31, 2020 and approximately $6,125,000 at December 31, 2019. In addition, we had restricted cash of approximately $1,892,000 at March 31, 2020 and $1,885,000 at December 31, 2019. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$287,814	$(606,245)
Net cash used in investing activities	(129,447)	(303,901)
Net cash used in financing activities	(126,673)	(97,547)
Effect of exchange rate fluctuations on cash	(1,845)	421
Net increase (decrease) in cash and restricted cash	$29,849	$(1,007,272)

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $288,000, and net cash used in operating activities was approximately $606,000 for the three months ended March 31, 2019. The improvement in our net cash provided by (used) in operating activities was primarily due to changes in our trade accounts receivable and accounts payable balances, partially offset by the change to our inventories balance. In the three months ended March 31, 2020 our trade accounts receivable (excluding allowances) decreased by approximately $712,000, as compared to an increase of approximately $1,002,000 during the three months ended March 31, 2019. Our accounts payable increased by approximately $949,000 during the three months ended March 31, 2020, as compared to an increase of approximately $115,000 for the three months ended March 31, 2019. . Our inventories (excluding reserves) increased by approximately $1,841,000 during the three months ended March 31, 2020, as compared to an increase of approximately $439,000 for the three months ended March 31, 2019. The increases in our net cash provided by (used) in operating activities for the three months ended March 31, 2020 was partially offset by cash used of approximately $201,000 for expenses related to the December 2019 chemical incident and a $126,000 gain from an insurance settlement from the December 2019 chemical incident.

Net trade accounts receivable at March 31, 2020 aggregated approximately $6,404,000, a decrease of approximately $728,000, or 10.2%, as compared to approximately $7,132,000 in net trade accounts receivable outstanding at December 31, 2019.  The decrease principally reflects collections received during the three months ended March 31, 2020, as a result of high sales during the latter part of 2019. Receivables due from affiliated companies aggregated approximately $1,196,000 at March 31, 2020, an increase of approximately $233,000, or 24.3%, from receivables due from affiliated companies of approximately $962,000 at December 31, 2019. The increase is principally a result of sales during the three months ended March 31, 2020.

Inventories, net were approximately $11,360,000 and $9,555,000 at March 31, 2020 and December 31, 2019, respectively, representing an increase in inventories, net of approximately $1,805,000, or 18.9%, during the three months ended March 31, 2020. The increase in inventories is seasonal and reflects the Company’s anticipation of the lifting of social distancing restrictions and opening of marinas and the resumption of recreational boating.

Net cash used in investing activities for the three months ended March 31, 2020 decreased by approximately $174,000 or 57.4%, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, we received insurance proceeds (see Results of Operations) of $411,657. Purchases of property, plant and equipment were approximately $237,000 higher during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Net cash used in financing activities for the three months ended March 31, 2020 increased by approximately $29,000, as compared to the three months ended March 31, 2019. The increase was a result of higher debt payments made during the three months ended March 31, 2020, as well that during the three months ended March 31, 2019, we received proceeds from the exercise of stock options, while there were no such proceeds in the current period.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At March 31, 2020 and December 31, 2019, we had outstanding balances of approximately $3,911,000 and $3,974,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At March 31, 2020, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. At March 31, 2019, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At March 31, 2020, we had an outstanding balance of $666,666 under the promissory note (including $635,047 recorded as principal and $31,619 to be recorded as interest expense over the remaining term of the note).

In connection our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).  At March 31, 2020, we had an outstanding balance of $86,957 (including $84,606 recorded as principal and $2,351 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $20,000 and $26,000 at March 31, 2020 and December 31, 2019, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the three months ended March 31, 2020, we recorded $2,328 in foreign currency translation adjustments (decreasing shareholders’ equity by $2,328).

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

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2019 Form 10-K.

The Company’s business, results of operations, financial condition, cash flow, and stock price could in the future be materially adversely affected by the ongoing COVID-19 pandemic.

The COVID-19 pandemic has caused substantial damage to the national and global economies and remains a significant threat.  The extent to which COVID-19 will impact our business, results of operations, financial condition, cash flow, and stock price is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

Our global manufacturing facilities remain open, though a range of external factors related to the pandemic that are not within our control could affect our ability to keep our manufacturing facilities fully operational. Additionally, global or national supply chains may be affected if the pandemic persists for an extended period. Any decline or lower than expected demand in our served markets could diminish demand for our products and services, which would adversely affect our financial condition, results of operations, cash flow, and stock price. Moreover, the  COVID-19 pandemic may adversely affect the financial condition of our customers and suppliers in the future or their ability to purchase Company products, may delay customers’ purchasing decisions, result in a shift away from discretionary products, and may result in longer payment terms or inability to collect customer payments. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and ability to consummate future acquisitions.

If significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; government actions; facility closures; work slowdowns or stoppages; limited supplies or resources; or other circumstances related to COVID-19, our operations could be impacted. We may be unable to perform fully on our customer obligations and we may incur liabilities and suffer losses as a result.

The duration and intensity of the impact of the COVID-19 pandemic and any resulting disruption to our operations is uncertain but could have a material impact on our operations, cash flows, and financial condition. While not yet quantifiable, we will continue to assess the financial impact for the full 2020 fiscal year and beyond.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 15, 2020	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 15, 2020	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer