Form 10-Q
period 2020-06-30
OCEAN BIO CHEM INC
filed 2020-08-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At August 13, 2020, 9,462,105 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,677,344	$6,125,322
Trade accounts receivable less allowances of approximately $266,000 and $162,000, respectively	12,839,538	7,132,256
Receivables due from affiliated companies	1,385,738	962,154
Insurance claim receivable	-	50,520
Restricted cash	1,422,146	1,885,098
Inventories, net	11,675,309	9,555,071
Prepaid expenses and other current assets	882,232	935,022
Total Current Assets	32,882,307	26,645,443

Property, plant and equipment, net	10,035,441	9,338,227
Operating lease – right to use	310,936	352,190
Intangible assets, net	1,807,623	1,949,947
Total Assets	$45,036,307	$38,285,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$497,486	$483,477
Current portion of operating lease liability	84,809	83,270
Accounts payable - trade	2,289,193	1,047,385
Income taxes payable	1,052,572	44,026
Accrued expenses payable	2,077,406	1,170,912
Total Current Liabilities	6,001,466	2,829,070

Deferred tax liability	352,044	311,374
Operating lease liability, less current portion	226,127	268,920
Long-term debt, less current portion and debt issuance costs	3,980,150	4,142,179
Total Liabilities	10,559,787	7,551,543

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,462,105 and 9,442,809 shares issued and outstanding	94,621	94,428
Additional paid in capital	10,545,898	10,503,171
Accumulated other comprehensive loss	(295,873)	(294,491)
Retained earnings	24,131,874	20,431,156
Total Shareholders’ Equity	34,476,520	30,734,264

Total Liabilities and Shareholders’ Equity	$45,036,307	$38,285,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$15,701,622	$10,944,697	$23,521,125	$20,025,814

Cost of goods sold	7,994,110	6,427,584	12,671,342	12,087,722

Gross profit	7,707,512	4,517,113	10,849,783	7,938,092

Operating Expenses:
Advertising and promotion	804,263	975,361	1,541,936	1,741,671
Selling and administrative	2,498,659	2,212,216	4,212,075	3,912,609
Total operating expenses	3,302,922	3,187,577	5,754,011	5,654,280

Operating income	4,404,590	1,329,536	5,095,772	2,283,812

Other expense
Interest (expense), net	(38,206)	(35,410)	(54,080)	(65,237)
Gain on insurance settlement	-	-	126,210	-

Income before income taxes	4,366,384	1,294,126	5,167,902	2,218,575

Provision for income taxes	(914,063)	(284,558)	(1,088,700)	(493,837)

Net income	$3,452,321	$1,009,568	$4,079,202	$1,724,738

Earnings per common share – basic	$0.37	$0.11	$0.43	$0.18

Earnings per common share – diluted	$0.36	$0.11	$0.43	$0.18

Dividends declared per common share	$0.04	$0.00	$0.04	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$3,452,321	$1,009,568	$4,079,202	$1,724,738
Foreign currency translation adjustment	946	513	(1,382)	2,010

Comprehensive income	$3,453,267	$1,010,081	$4,077,820	$1,726,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2020	9,448,105	$94,481	$10,503,118	$(296,819)	$21,058,037	$31,358,817

Net income	-	-	-	-	3,452,321	3,452,321

Dividends, common stock	-	-	-	-	(378,484)	(378,484)

Options exercised	10,000	100	20,600	-	-	20,700

Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	946	-	946

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2019	9,366,119	$93,661	$10,249,347	$(294,237)	$17,647,612	$27,696,383

Net income	-	-	-	-	1,009,568	1,009,568

Stock based compensation	4,000	40	13,220	-	-	13,260

Foreign currency translation adjustment	-	-	-	513	-	513

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	4,079,202	4,079,202

Dividends, common stock	-	-	-	-	(378,484)	(378,484)

Options exercised	15,296	153	20,547	-	-	20,700

Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	(1,382)	-	(1,382)

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	1,724,738	1,724,738

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Stock based compensation	4,000	40	13,220	-	-	13,260

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	2,010	-	2,010

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,079,202	$1,724,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	670,623	646,105
Deferred income taxes	40,670	24,059
Stock based compensation	22,220	13,260
Provision for bad debts	132,711	942
Provision for slow moving and obsolete inventory	35,404	-
Impairment of equipment	65,725	-
Other operating non-cash items	(904)	1,151
Cash used related to 2019 chemical incident	(200,665)	-
Gain on insurance settlement	(126,210)	-

Changes in assets and liabilities:

Trade accounts receivable	(5,839,993)	(2,896,709)
Receivables due from affiliated companies	(423,584)	106,239
Inventories	(2,155,642)	402,838
Prepaid expenses and other current assets	52,790	190,361
Accounts payable – trade	1,241,808	8,327
Income taxes payable	1,008,546	58,769
Accrued expenses payable	906,494	(20,941)
Net cash (used in) provided by operating activities	(490,805)	259,139

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	411,657	-
Purchases of property, plant and equipment	(1,219,653)	(429,264)
Net cash used in investing activities	(807,996)	(429,264)

Cash flows from financing activities:
Payments on long-term debt	(253,867)	(222,761)
Borrowings on revolving line of credit	-	1,000,000
Repayments on revolving line of credit	-	(600,000)
Proceeds from CARES Act note	1,556,800	-
Repayment of CARES Act note	(1,556,800)	-
Dividends paid to common shareholders	(378,484)	(468,306)
Proceeds from exercise of stock options	20,700	13,799
Net cash used in financing activities	(611,651)	(277,268)

Effect of exchange rate on cash	(478)	859

Net decrease in cash and restricted cash	(1,910,930)	(446,534)

Cash and restricted cash at beginning of period	8,010,420	3,733,924
Cash and restricted cash at end of period	$6,099,490	$3,287,390

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$72,107	$80,594
Cash paid for income taxes during period	$39,484	$411,009
Cash paid under operating lease	$47,400	$47,400

Cash	$4,677,344	$1,111,427
Restricted cash	1,422,146	2,175,963
Total cash and restricted cash	$6,099,490	$3,287,390

Noncash lease activities:
Operating lease right to use asset exchanged for operating lease liability	$-	$432,466
Finance lease right to use assets exchanged for finance lease liabilities	96,039	44,979
Total lease right to use assets exchanged for lease liabilities	$96,039	$477,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Accounting Guidance Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, expected credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

3.	INVENTORIES

The Company’s inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$4,992,443	$3,872,752
Finished goods	6,962,476	5,926,525
Inventories, gross	11,954,919	9,799,277

Inventory reserves	(279,610)	(244,206)

Inventories, net	$11,675,309	$9,555,071

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $461,000 and $562,000 at June 30, 2020 and December 31, 2019, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life	June 30, 2020	December 31, 2019

Land		$278,325	$278,325
Building and improvements	30 years	9,563,406	9,563,406
Manufacturing and warehouse equipment	6-20 years	11,142,063	10,699,461
Office equipment and furniture	3-5 years	1,859,785	1,778,781
Leasehold improvements	10-15 years	587,183	577,068
Finance leases – right to use	5 years	113,741	45,951
Vehicles	3 years	10,020	10,020
Construction in process		685,202	142,612
Property, plant and equipment, gross		24,239,725	23,095,624

Less accumulated depreciation		(14,204,284)	(13,757,397)

Property, plant and equipment, net		$10,035,441	$9,338,227

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At June 30, 2020, the Company had unused proceeds from the industrial development bond of approximately $1,422,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity of its disinfectant/sanitizing product group including Performacide® and its Damp Check® mildew and humidity control products in addition to other production equipment.

Depreciation expense totaled $264,183 (of which $238,413 is included in cost of goods sold and $25,770 is included in selling and administrative expenses) and $256,931 (of which $228,832 is included in cost of goods sold and $28,099 is included in selling and administrative expenses) for the three months ended June 30, 2020 and 2019, respectively, and $518,491 (of which $469,379 is included in cost of goods sold and $49,112 is included in selling and administrative expenses) and $509,339 (of which $452,993 is included in cost of goods sold and $56,346 is included in selling and administrative expenses) for the six months ended June 30, 2020 and 2019, respectively.

5.	LEASES

The Company has one operating lease and three finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense for the three months ended June 30, 2020 and 2019 was approximately $24,000 and $25,000, respectively, and approximately $49,000 and $50,000 during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company has a right to use asset and a corresponding liability of $310,936 related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending June 30,
2021	$94,800
2022	94,800
2023	94,800
2024	47,400
Total future minimum lease payments	331,800
Less imputed interest	(20,864)
Total operating lease liability	$310,936

The Company’s three finance leases relate to office equipment. See Note 4 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and six months ended June 30, 2020 and 2019 are set forth below.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease expense	$24,521	$24,948
Finance lease amortization	5,780	6,345
Finance lease interest	145	300
Total lease expense	$30,446	$31,593

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease expense	$49,043	$49,986
Finance lease amortization	11,532	11,345
Finance lease interest	318	505
Total lease expense	$60,893	$61,836

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at June 30, 2020 are set forth below:

June 30, 2020
Remaining lease term – operating lease	3.50 years
Weighted average remaining lease term – finance leases	5.08 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

June 30, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$518,476	$104,257
Trade names and trademarks	1,715,325	606,897	1,108,428
Customer list	584,468	211,765	372,703
Product formulas	292,234	105,886	186,348
Royalty rights	160,000	124,113	35,887
Total intangible assets	$3,374,760	$1,567,137	$1,807,623

December 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$492,308	$130,425
Trade names and trademarks	1,715,325	587,387	1,127,938
Customer list	584,468	153,319	431,149
Product formulas	292,234	76,659	215,575
Royalty rights	160,000	115,140	44,860
Total intangible assets	$3,374,760	$1,424,813	$1,949,947

Amortization expense related to intangible assets was $71,162 and $63,479 for the three months ended June 30, 2020 and 2019, respectively, and $142,324 and $126,959 for the six months ended June 30, 2020 and 2019, respectively.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At June 30, 2020, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

There has been no impact in the availability of funds to the Company as a result of the COVID-19 pandemic.

At June 30, 2020 and December 31, 2019, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At June 30, 2020, the Company was in compliance with these financial covenants.

Through June 30, 2020, of the $4,500,000 proceeds of the Bond sale, there are unused proceeds of approximately $1,422,000 remaining that are held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s condensed consolidated balance sheets. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand its production capacity of its disinfectant product group including Performacide® and our Damp Check® mildew and humidity control products.

The Company incurred debt financing costs of $196,095 in connection with the financing. These costs are shown as a reduction of the debt balance and are being amortized over the life of the Bond.

Other Long-Term Obligations

In connection with the Company’s agreement to purchase assets of Snappy Marine, Inc. (“Snappy Marine”) on July 13, 2018, the Company provided to Snappy Marine a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). The note is payable in equal installments of $16,667 over a 60- month period that commenced on August 1, 2018, with a final payment due and payable on July 1, 2023. If the note is prepaid in full, the entire outstanding balance of the note (including all unpaid amounts allocated to interest over the remaining term of the note) must be paid.

In connection with the Company’s agreement to purchase assets of Check Corporation, the Company agreed to pay Check Corporation (dba Damp Check®) $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020, with a final payment due and payable on November 15, 2021. The Company recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months.

On June 22, 2020, the Company entered into a lease agreement with Canon Solutions America, Inc. to lease office equipment. The lease obligates the Company to pay $100,009 in 63 equal monthly payments of $1,587. The lease is classified as a finance lease. The Company recorded a lease liability which is included in long term debt and a corresponding right to use asset that is included in property, plant and equipment of $96,039 based on a discount rate of 1.53%.

At June 30, 2020 and December 31, 2019, the Company was obligated under lease agreements covering equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The equipment leases, aggregating approximately $111,000 and $26,000 at June 30, 2020 and December 31, 2019, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The equipment leases are classified as finance leases. During the three months ended June 30, 2020 and 2019, the Company paid $5,925 ($5,780 principal and $145 interest) and $6,645 ($6,345 principal and $300 interest), respectively, and during the six months ended June 30, 2020 and 2019, the Company paid $11,850 ($11,532 principal and 318 interest) and $11,850 ($11,345 principal and $505 interest) under the lease agreements.

The following table provides information regarding the Company’s long-term debt at June 30, 2020 and December 31, 2019:

	Current Portion		Long Term Portion
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Obligations related to industrial development bond financing	$259,800	$255,471	$3,587,716	$3,718,785
Note payable related to Snappy Marine asset acquisition	185,509	182,869	403,986	497,405
Obligation related to Check Corporation asset acquisition	50,627	49,930	21,569	47,082
Equipment leases	21,166	14,823	89,476	11,312
Total principal of long- term debt	517,102	503,093	4,102,747	4,274,584
Debt issuance costs	(19,616)	(19,616)	(122,597)	(132,405)
Total long- term debt	$497,486	$483,477	$3,980,150	$4,142,179

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending June 30,
2021	$517,102
2022	501,833
2023	494,675
2024	322,814
2025	312,988
Thereafter	2,470,437
Total	$4,619,849

9.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $381,000 and $502,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $1,032,000 and $1,254,000 for the six months ended June 30, 2020 and 2019, respectively. Fees for administrative services aggregated approximately $283,000 and $215,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $480,000 and $370,000 for the six months ended June 30, 2020 and 2019, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $21,000 and $25,000 during the three months ended June 30, 2020 and 2019, respectively, and approximately $51,000 and $57,000 during the six months ended June 30, 2020 and 2019, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $1,386,000 and $962,000 at June 30, 2020 and December 31, 2019, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $14,000 ($12,000 for research and development services and $2,000 for the production of television commercials) and $14,000 ($10,500 for research and development services and $3,500 for charter boat services that the Company used to provide sales incentives for customers) for the three months ended June 30, 2020 and 2019, respectively, and $35,000 ($24,000 for research and development services, $9,000 for charter boat services that the Company used to provide sales incentives for customers and $2,000 for the production of television commercials) and $41,000 ($21,000 for research and development services and $20,000 for charter boat services that the Company used to provide sales incentives for customers) for the six months ended June 30, 2020 and 2019, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended June 30, 2020 and 2019, the Company paid an aggregate of approximately $256,000 and $275,000, respectively, and during in the six months ended June 30, 2020 and 2019, the Company paid an aggregate of approximately $513,000 and $500,000, respectively in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per common share – Basic

Net income	$3,452,321	$1,009,568	$4,079,202	$1,724,738

Weighted average number of common shares outstanding	9,456,896	9,367,350	9,450,865	9,365,370

Earnings per common share – Basic	$0.37	$0.11	$0.43	$0.18

Earnings per common share – Diluted

Net income	$3,452,321	$1,009,568	$4,079,202	$1,724,738

Weighted average number of common shares outstanding	9,456,896	9,367,350	9,450,865	9,365,370

Dilutive effect of outstanding stock options	1,743	7,157	5,642	9,069

Weighted average number of common shares outstanding - Diluted	9,458,639	9,374,507	9,456,507	9,374,439

Earnings per common share – Diluted	$0.36	$0.11	$0.43	$0.18

The Company had no stock options outstanding during each of the three and six month periods ended June 30, 2020 and 2019, respectively, that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense during the three and six months ended June 30, 2020 and 2019 was $22,220 and $13,260, respectively, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. At June 30, 2020, there were no outstanding stock options or unrecognized compensation expense related to stock options.

12.	CASH DIVIDENDS

On May 26, 2020, the Company’s Board of Directors declared a regular quarterly dividend of $0.02 per common share and a one-time special cash dividend of $0.02 per common share both payable on June 23, 2020 to all shareholders of record on June 9, 2020. There were 9,462,105 shares of common stock outstanding on June 9, 2020; therefore, dividends aggregating $378,484 were paid on June 23, 2020.

On March 22, 2019, the Company’s Board of Directors declared a special cash dividend of $0.05 per common share payable on April 19, 2019 to all shareholders of record on April 5, 2019. There were 9,366,119 shares of common stock outstanding on April 5, 2019; therefore, dividends aggregating $468,306 were paid on April 19, 2019.

13.	CUSTOMER CONCENTRATION

During the three months ended June 30, 2020 and 2019, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 49.0% (25.8%, 13.1% and 10.1%) and 51.0% (20.4%, 17.5%, and 13.1%) of the Company’s net sales, respectively, for the three months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers respectively represented approximately 34.0% (20.6% and 13.4%) of the Company’s net sales for the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 47.5% (22.8%, 13.2% and 11.5%) of the Company’s net sales for the six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers respectively represented approximately 67.9% (37.1%, 17.4% and 13.4%) of the Company’s gross trade accounts receivable at June 30, 2020, and 56.8% (28.0%, 15.3% and 13.5%) of the Company’s gross trade accounts receivable at December 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the impact of the COVID-19 pandemic on our business and the economy in general, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, and other factors addressed in the sections entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A (“Risk Factors”) of subsequently filed quarterly reports on Form 10-Q.

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

Kinpak has been engaged since 2017 in a project involving a major expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At June 30, 2020, the Company had unused proceeds from the industrial development bond of approximately $1,422,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand our production capacity of our disinfectant product group including Performacide® and our Damp Check® mildew and humidity control products.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table provides a summary of our financial results for the three months ended June 30, 2020 and 2019:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$15,701,622	$10,944,697	43.5%	100.0%	100.0%
Cost of goods sold	7,994,110	6,427,584	24.4%	50.9%	58.7%
Gross profit	7,707,512	4,517,113	70.6%	49.1%	41.3%
Advertising and promotion	804,263	975,361	(17.5)%	5.1%	8.9%
Selling and administrative	2,498,659	2,212,216	12.9%	15.9%	20.2%
Operating income	4,404,590	1,329,536	231.3%	12.1%	12.1%
Interest (expense), net	(38,206)	(35,410)	7.9%	0.2%	0.3%
Provision for income taxes	(914,063)	(284,558)	221.2%	5.8%	2.6%
Net income	$3,452,321	$1,009,568	242.0%	22.0%	9.2%

Net sales for the three months ended June 30, 2020 increased by approximately $4,757,000, or 43.5%, as compared to the three months ended June 30, 2019. The increase in net sales was largely attributable to increased sales of our Performacide® disinfectant/sanitizer products which are EPA-registered as a disinfectant and sanitizer, are proven to kill previously known strands of human Coronavirus, and meets EPA criteria for use against the new, SARS-CoV-2, the cause of COVID-19. The Company also had increased net sales of our Star Brite branded marine products during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Sales increased to most sectors the Company markets its products to including online customers, mass merchandisers, marine distributors and private label distributors of our chlorine dioxide products. The trend of higher year-over-year net sales continued in July 2020. We expect it may continue at least in the near term but can provide no assurance in this regard.

Cost of goods sold increased by approximately $1,567,000, or 24.4%, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in cost of goods sold was a result of higher sales volume, partially offset by improved operating efficiencies at our manufacturing subsidiary Kinpak.

Gross profit increased by approximately $3,190,000, or 70.6%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Gross profit increased due to our higher sales volume, a more profitable sales mix, and by improved operating efficiencies at our manufacturing subsidiary Kinpak. As a percentage of net sales, gross profit was approximately 49.1% and 41.3% for the three months ended June 30, 2020 and 2019, respectively.

Advertising and promotion expenses decreased by approximately $171,000, or 17.5%, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.    The decrease in advertising and promotion expenses was principally a result of decreased customer cooperative advertising which was delayed because of the COVID-19 pandemic as well as decreases in magazine advertising, product samples used to promote sales, and trade show expenses as a result of the travel and social distancing restrictions implemented due to the COVID-19 pandemic social distancing policies. As a percentage of net sales, advertising and promotion expenses decreased to 5.1% for the three months ended June 30, 2020, from 8.9% for the three months ended June 30, 2019.

Selling and administrative expenses increased by approximately $286,000, or 12.9%, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in selling and administrative expenses was primarily a result of our higher net sales which resulted in increased sales commissions and a higher noncash expense to increase our trade accounts receivable allowance account. As a percentage of net sales, selling and administrative expenses decreased to 15.9% for the three months ended June 30, 2020, from 20.2% for the three months ended June 30, 2019.

Interest (expense), net for the three months ended June 30, 2020 increased by approximately $3,000 or 7.9%, as compared to the three months ended June 30, 2019.

Provision for income taxes for the three months ended June 30, 2020 was approximately $914,000, or 20.9% of our income before taxes. For the three months ended June 30, 2019 the provision was approximately $284,000, or 22.0% of our income before taxes.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table provides a summary of our financial results for the six months ended June 30, 2020 and 2019:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$23,521,125	$20,025,814	17.5%	100.0%	100.0%
Cost of goods sold	12,671,342	12,087,722	4.8%	53.9%	60.4%
Gross profit	10,849,783	7,938,092	36.7%	46.1%	39.6%
Advertising and promotion	1,541,936	1,741,671	(11.5)%	6.6%	8.7%
Selling and administrative	4,212,075	3,912,609	7.7%	17.9%	19.5%
Operating income	5,095,772	2,283,812	123.1%	21.7%	11.4%
Interest (expense), net	(54,080)	(65,237)	(17.1)%	0.2%	0.3%
Gain on insurance settlement	126,210	-	N/A	0.5%	-
Provision for income taxes	(1,088,700)	(493,837)	120.5%	4.6%	2.5%
Net income	$4,079,202	$1,724,738	136.5%	17.3%	8.6%

Net sales for the six months ended June 30, 2020 increased by approximately $3,495,000, or 17.5%, as compared to the six months ended June 30, 2019. The increase was a result of the substantial increase in net sales during the second quarter (described above) after a slow start in the first quarter of 2020 which we believe was caused by the economic shutdown in the United States of retail stores and wholesale marine distributors, in order to comply with the COVID-19 pandemic social distancing restrictions.

Cost of goods sold increased by approximately $583,000, or 4.8%, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in cost of goods sold was a result of higher sales volume, partially offset by improved operating efficiencies at our manufacturing subsidiary Kinpak.

Gross profit increased by approximately $2,912,000, or 36.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Gross profit increased due to our higher sales volume, a more profitable sales mix, and improved operating efficiencies at our manufacturing subsidiary Kinpak. As a percentage of net sales, gross profit was approximately 46.1% and 39.6% for the six months ended June 30, 2020 and 2019, respectively.

Advertising and promotion expenses decreased by approximately $200,000, or 11.5%, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.    The decrease in advertising and promotion expenses was primarily a result of decreased trade show expenses as a result of the travel and social distancing restrictions implemented due to the COVID-19 pandemic social distancing policies, decreased magazine advertising and a decrease in product samples used to promote sales. As a percentage of net sales, advertising and promotion expenses decreased to 6.6% for the six months ended June 30, 2020, from 8.7% for the six months ended June 30, 2019.

Selling and administrative expenses increased by approximately $299,000, or 7.7%, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in selling and administrative expenses was primarily a result of our higher net sales which resulted in increased sales commissions and a higher noncash adjustment to our trade accounts receivable allowance account. As a percentage of net sales, selling and administrative expenses decreased to 17.9% for the six months ended June 30, 2020, from 19.5% for the six months ended June 30, 2019.

Interest (expense), net for the six months ended June 30, 2020 decreased by approximately $11,000 or 17.1%, as compared to the six months ended June 30, 2019. The decrease in interest (expense), net was principally a result of interest income during the first quarter of 2020 from a money market mutual fund account.

Gain on insurance settlement was approximately $126,000 during the six months ended June 30, 2020. The Company received approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019. The Company is still evaluating the overall damage. For more information please refer to Recent Developments and Note 16 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Provision for income taxes for the six months ended June 30, 2020 was approximately $1,089,000, or 21.1% of our income before taxes. For the six months ended June 30, 2019 the provision was approximately $494,000, or 22.3% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $4,677,000 at June 30, 2020 and approximately $6,125,000 at December 31, 2019. In addition, we had restricted cash of approximately $1,422,000 at June 30, 2020 and $1,885,000 at December 31, 2019. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(490,805)	$259,139
Net cash used in investing activities	(807,996)	(429,264)
Net cash used in financing activities	(611,651)	(277,268)
Effect of exchange rate fluctuations on cash	(478)	859
Net decrease in cash and restricted cash	$(1,910,930)	$(446,534)

Net cash used in operating activities for the six months ended June 30, 2020 was approximately $491,000, and net cash provided by operating activities was approximately $259,000 for the six months ended June 30, 2019. The principal reasons for the increase in cash used in operating activities during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 is an increase in our trade accounts receivable caused by the growth in net sales that occurred in the second quarter of 2020, and an increase in inventories in order to meet the anticipated demands of the third quarter of 2020. These increases in cash used in operating activities were partially offset by increased net income and increases in accounts payable, income taxes payable, and accrued expenses payable.

Net trade accounts receivable at June 30, 2020 aggregated approximately $12,839,000, an increase of approximately $5,707,000, or 80.0%, as compared to approximately $7,132,000 in net trade accounts receivable outstanding at December 31, 2019.  The increase was principally a result of our net sales during the second quarter of 2020. Receivables due from affiliated companies aggregated approximately $1,386,000 at June 30, 2020, an increase of approximately $424,000, or 44.0%, from receivables due from affiliated companies of approximately $962,000 at December 31, 2019. The increase was principally a result of net sales during the second quarter of 2020.

Inventories, net were approximately $11,675,000 and $9,555,000 at June 30, 2020 and December 31, 2019, respectively, representing an increase of approximately $2,120,000, or 22.2%, during the six months ended June 30, 2020. The increase brings our inventory to a level consistent with June 30, 2019 and is necessary in order to meet the anticipated demands of the third quarter of 2020.

Net cash used in investing activities for the six months ended June 30, 2020 increased by approximately $379,000 or 88.2%, as compared to the six months ended June 30, 2019. The increase in cash used in investing activities was a result of the Company investing approximately $790,000 more in property, plant, and equipment in the six months ended June 30, 2020, than during the six months ended June 30, 2019. The increase was partially offset by insurance proceeds (see Results of Operations) of $411,657 that we received during the six months ended June 30, 2020.

Net cash used in financing activities for the six months ended June 30, 2020 increased by approximately $334,000, as compared to the six months ended June 30, 2019. The increase in cash used in financing activities was a result of the Company not utilizing its revolving line of credit during the six months ended June 30, 2020, as compared to net borrowings on our revolving line of credit of $400,000 during the six months ended June 30, 2019. In addition, payments on long term debt were approximately $31,000 higher during the six months ended June 30, 2020 than during the six months ended June 30, 2019. The increases in cash used in financing activities were partially offset by a decrease in dividends paid to common shareholders of approximately $90,000 and increased proceeds from the exercise of stock options of approximately $7,000 in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At June 30, 2020 and December 31, 2019, we had outstanding balances of approximately $3,848,000 and $3,974,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At June 30, 2020, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. At June 30, 2020, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At June 30, 2020, we had an outstanding balance of $616,666 under the promissory note (including $589,495 recorded as principal and $27,171 to be recorded as interest expense over the remaining term of the note).

In connection with our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).  At June 30, 2020, we had an outstanding balance of $73,913 (including $72,196 recorded as principal and $1,717 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $111,000 and $26,000 at June 30, 2020 and December 31, 2019, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the six months ended June 30, 2020, we recorded $1,382 in foreign currency translation adjustments (decreasing shareholders’ equity by $1,382).

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

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 2020 10-Q”), under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2019 Form 10-K and the First Quarter 2020 10-Q.

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

Our global manufacturing facilities remain open, though a range of external factors related to the pandemic that are not within our control, including the potential impact of the pandemic on our workforce, could affect our ability to keep our manufacturing facilities fully operational. Additionally, global or national supply chains may be affected if the pandemic persists for an extended period. Any decline or lower than expected demand in our served markets could diminish demand for our products and services, which would adversely affect our financial condition, results of operations, cash flow, and stock price. Moreover, the  COVID-19 pandemic may adversely affect the financial condition of our customers and suppliers in the future or their ability to purchase Company products, may delay customers’ purchasing decisions, result in a shift away from discretionary products, and may result in longer payment terms or inability to collect customer payments. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and ability to consummate future acquisitions.

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

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 14, 2020	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 14, 2020	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer