Form 10-Q
period 2020-09-30
OCEAN BIO CHEM INC
filed 2020-11-13
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At November 12, 2020, 9,462,105 shares of the registrant’s Common Stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,581,944	$6,125,322
Trade accounts receivable less allowances of approximately $345,000 and $162,000, respectively	16,262,414	7,132,256
Receivables due from affiliated companies	1,107,994	962,154
Insurance claim receivable	-	50,520
Restricted cash	739,036	1,885,098
Inventories, net	12,320,830	9,555,071
Prepaid expenses and other current assets	978,806	935,022
Total Current Assets	37,991,024	26,645,443

Property, plant and equipment, net	10,091,375	9,338,227
Operating lease – right to use	290,024	352,190
Intangible assets, net	1,736,461	1,949,947
Total Assets	$50,108,884	$38,285,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$501,161	$483,477
Current portion of operating lease liability	85,590	83,270
Accounts payable - trade	3,757,132	1,047,385
Income taxes payable	311,428	44,026
Accrued expenses payable	2,051,931	1,170,912
Total Current Liabilities	6,707,242	2,829,070

Deferred tax liability	399,751	311,374
Operating lease liability, less current portion	204,434	268,920
Long-term debt, less current portion and debt issuance costs	3,853,630	4,142,179
Total Liabilities	11,165,057	7,551,543

Commitments and contingencies
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,462,105 and 9,442,809 shares issued and outstanding	94,621	94,428
Additional paid in capital	10,545,898	10,503,171
Accumulated other comprehensive loss	(296,154)	(294,491)
Retained earnings	28,599,462	20,431,156
Total Shareholders’ Equity	38,943,827	30,734,264

Total Liabilities and Shareholders’ Equity	$50,108,884	$38,285,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$19,161,372	$12,502,782	$42,682,497	$32,528,596

Cost of goods sold	10,414,131	8,096,637	23,085,473	20,184,359

Gross profit	8,747,241	4,406,145	19,597,024	12,344,237

Operating Expenses:
Advertising and promotion	723,446	782,158	2,265,382	2,523,829
Selling and administrative	2,030,787	2,149,333	6,242,862	6,061,942
Total operating expenses	2,754,233	2,931,491	8,508,244	8,585,771

Operating income	5,993,008	1,474,654	11,088,780	3,758,466

Other income (expense)
Interest (expense), net	(39,615)	(31,186)	(93,695)	(96,423)
Gain on insurance settlement	-	-	126,210	-

Income before income taxes	5,953,393	1,443,468	11,121,295	3,662,043

Provision for income taxes	(1,296,563)	(318,813)	(2,385,263)	(812,650)

Net income	$4,656,830	$1,124,655	$8,736,032	$2,849,393

Earnings per common share – basic	$0.49	$0.12	$0.92	$0.30

Earnings per common share – diluted	$0.49	$0.12	$0.92	$0.30

Dividends declared per common share	$0.02	$0.00	$0.06	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$4,656,830	$1,124,655	$8,736,032	$2,849,393
Foreign currency translation adjustment	(281)	(1,232)	(1,663)	778

Comprehensive income	$4,656,549	$1,123,423	$8,734,369	$2,850,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

Net income	-	-	-	-	4,656,830	4,656,830

Dividends, common stock	-	-	-	-	(189,242)	(189,242)

Foreign currency translation adjustment	-	-	-	(281)	-	(281)

September 30, 2020	9,462,105	$94,621	$10,545,898	$(296,154)	$28,599,462	$38,943,827

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2019	9,370,119	$93,701	$10,262,567	$(293,724)	$18,657,180	$28,719,724

Net income	-	-	-	-	1,124,655	1,124,655

Stock based compensation	79,000	790	261,490	-	-	262,280
Shares withheld in consideration of employee tax obligations related to stock-based compensation	(6,310)	(63)	(20,886)	-	-	(20,949)

Foreign currency translation adjustment	-	-	-	(1,232)	-	(1,232)

September 30, 2019	9,442,809	$94,428	$10,503,171	$(294,956)	$19,781,835	$30,084,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	8,736,032	8,736,032

Dividends, common stock	-	-	-	-	(567,726)	(567,726)

Options exercised	15,296	153	20,547	-	-	20,700
Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	(1,663)	-	(1,663)

September 30, 2020	9,462,105	$94,621	$10,545,898	$(296,154)	$28,599,462	$38,943,827

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2018	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	2,849,393	2,849,393

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799
Stock based compensation	83,000	830	274,710	-	-	275,540

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(6,310)	(63)	(20,886)	-	-	(20,949)

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	778	-	778

September 30, 2019	9,442,809	$94,428	$10,503,171	$(294,956)	$19,781,835	$30,084,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,736,032	$2,849,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,020,179	967,628
Deferred income taxes	88,377	54,399
Stock based compensation	22,220	275,540
Provision for bad debts	213,398	32,908
Provision for slow moving and obsolete inventory	47,146	-
Impairment of equipment	65,725	-
Other operating non-cash items	(1,061)	(884)
Cash used related to 2019 chemical incident	(200,665)	-
Gain on insurance settlement	(126,210)	-

Changes in assets and liabilities:

Trade accounts receivable	(9,343,556)	(4,628,183)
Receivables due from affiliated companies	(145,840)	195,963
Inventories	(2,812,905)	677,828
Prepaid expenses and other current assets	(43,784)	(104,008)
Accounts payable – trade	2,709,747	1,068,715
Income taxes payable	267,402	172,242
Accrued expenses payable	881,019	26,362
Net cash provided by operating activities	1,377,224	1,587,903

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	411,657	-
Purchases of property, plant and equipment	(1,549,077)	(526,775)
Net cash used in investing activities	(1,137,420)	(526,775)

Cash flows from financing activities:
Payments on long-term debt	(381,616)	(335,015)
Borrowings on revolving line of credit	-	1,000,000
Repayments on revolving line of credit	-	(1,000,000)
Payments for taxes related to net share settlements of stock awards	-	(20,949)
Proceeds from CARES Act note	1,556,800	-
Repayment of CARES Act note	(1,556,800)	-
Dividends paid to common shareholders	(567,726)	(468,306)
Proceeds from exercise of stock options	20,700	13,799
Net cash used in financing activities	(928,642)	(810,471)

Effect of exchange rate on cash	(602)	1,662

Net (decrease) increase in cash and restricted cash	(689,440)	252,319

Cash and restricted cash at beginning of period	8,010,420	3,733,924
Cash and restricted cash at end of period	$7,320,980	$3,986,243

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$107,147	$120,164
Cash paid for income taxes during period	$2,029,484	$586,009
Cash paid under operating lease	$71,100	$71,100

Cash	$6,581,944	$2,109,439
Restricted cash	739,036	1,876,804
Total cash and restricted cash	$7,320,980	$3,986,243

Noncash lease activities:
Operating lease right to use asset exchanged for operating lease liability	$-	$432,466
Finance lease right to use assets exchanged for finance lease liabilities	96,039	44,979
Total lease right to use assets exchanged for lease liabilities	$96,039	$477,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

3.	INVENTORIES

The Company’s inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$5,609,324	$3,872,752
Finished goods	7,002,858	5,926,525
Inventories, gross	12,612,182	9,799,277

Inventory reserves	(291,352)	(244,206)

Inventories, net	$12,320,830	$9,555,071

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $749,000 and $562,000 at September 30, 2020 and December 31, 2019, respectively.

4.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life	September 30, 2020	December 31, 2019

Land		$278,325	$278,325
Building and improvements	30 years	9,563,406	9,563,406
Manufacturing and warehouse equipment	6-20 years	11,782,276	10,699,461
Office equipment and furniture	3-5 years	1,872,721	1,778,781
Leasehold improvements	10-15 years	587,183	577,068
Finance leases – right to use	5 years	113,741	45,951
Vehicles	3 years	10,020	10,020
Construction in process		361,477	142,612
Property, plant and equipment, gross		24,569,149	23,095,624

Less accumulated depreciation		(14,477,774)	(13,757,397)

Property, plant and equipment, net		$10,091,375	$9,338,227

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”), has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At September 30, 2020, the Company had unused proceeds from the industrial development bond of approximately $739,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity of its disinfectant/sanitizing product group including Performacide® and its Damp Check® mildew and humidity control products in addition to other production equipment.

Depreciation expense totaled $273,490 (of which $248,528 is included in cost of goods sold and $24,962 is included in selling and administrative expenses) and $253,140 (of which $226,395 is included in cost of goods sold and $26,745 is included in selling and administrative expenses) for the three months ended September 30, 2020 and 2019, respectively, and $791,981 (of which $717,907 is included in cost of goods sold and $74,074 is included in selling and administrative expenses) and $762,479 (of which $679,388 is included in cost of goods sold and $83,091 is included in selling and administrative expenses) for the nine months ended September 30, 2020 and 2019, respectively.

5.	LEASES

The Company has one operating lease and three finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was approximately $25,000 and $25,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $74,000 and $75,000 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had a right to use asset and a corresponding liability of $290,024 and $352,190, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending September 30,
2021	$94,800
2022	94,800
2023	94,800
2024	23,700
Total future minimum lease payments	308,100
Less imputed interest	(18,076)
Total operating lease liability	$290,024

The Company’s three finance leases relate to office equipment. See Note 4 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and nine months ended September 30, 2020 and 2019 are set forth below.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease expense	$24,521	$24,858
Finance lease amortization	5,406	5,692
Finance lease interest	361	234
Total lease expense	$30,288	$30,784

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease expense	$73,564	$74,844
Finance lease amortization	16,938	17,037
Finance lease interest	679	739
Total lease cost	$91,181	$92,620

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at September 30, 2020 and December 31, 2019 are set forth below:

September 30, 2020
Remaining lease term – operating lease	3.25 years
Weighted average remaining lease term – finance leases	4.9 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2019
Remaining lease term – operating lease	4.0 years
Weighted average remaining lease term – finance leases	2.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	3.0%

6.	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

September 30, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$531,560	$91,173
Trade names and trademarks	1,715,325	616,653	1,098,672
Customer list	584,468	240,988	343,480
Product formulas	292,234	120,499	171,735
Royalty rights	160,000	128,599	31,401
Total intangible assets	$3,374,760	$1,638,299	$1,736,461

December 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$492,308	$130,425
Trade names and trademarks	1,715,325	587,387	1,127,938
Customer list	584,468	153,319	431,149
Product formulas	292,234	76,659	215,575
Royalty rights	160,000	115,140	44,860
Total intangible assets	$3,374,760	$1,424,813	$1,949,947

Amortization expense related to intangible assets was $71,162 and $63,479 for the three months ended September 30, 2020 and 2019, respectively, and $213,486 and $190,438 for the nine months ended September 30, 2020 and 2019, respectively.

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At September 30, 2020, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

There has been no impact in the availability of funds to the Company as a result of the COVID-19 pandemic.

At September 30, 2020 and December 31, 2019, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At September 30, 2020, the Company was in compliance with these financial covenants.

Through September 30, 2020, of the $4,500,000 proceeds of the Bond sale, there are unused proceeds of approximately $739,000 remaining that are held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s condensed consolidated balance sheets. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand its production capacity of its disinfectant product group including Performacide® and our Damp Check® mildew and humidity control products.

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

At September 30, 2020 and December 31, 2019, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $105,000 and $26,000 at September 30, 2020 and December 31, 2019, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended September 30, 2020 and 2019, the Company paid $5,767 ($5,406 principal and $361 interest) and $5,926 ($5,692 principal and $234 interest), respectively, and during the nine months ended September 30, 2020 and 2019, the Company paid $17,617 ($16,938 principal and $679 interest)and $17,776 ($17,037 principal and $739 interest), respectively,under the lease agreements.

The following table provides information regarding the Company’s long-term debt at September 30, 2020 and December 31, 2019:

	Current Portion		Long Term Portion
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Obligations related to industrial development bond financing	$261,844	$255,471	$3,521,717	$3,718,785
Note payable related to Snappy Marine asset acquisition	186,843	182,869	356,772	497,405
Obligation related to Check Corporation asset acquisition	51,027	49,930	8,661	47,082
Office equipment leases	21,063	14,823	84,173	11,312
Total principal of long- term debt	520,777	503,093	3,971,323	4,274,584
Debt issuance costs	(19,616)	(19,616)	(117,693)	(132,405)
Total long- term debt	$501,161	$483,477	$3,853,630	$4,142,179

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending September 30,
2021	$520,777
2022	492,504
2023	464,991
2024	307,599
2025	315,374
Thereafter	2,390,855
Total	$4,492,100

9.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $334,000 and $277,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $1,366,000 and $1,531,000 for the nine months ended September 30, 2020 and 2019, respectively. Fees for administrative services aggregated approximately $166,000 and $221,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $646,000 and $591,000 for the nine months ended September 30, 2020 and 2019, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $28,000 and $23,000 during the three months ended September 30, 2020 and 2019, respectively, and approximately $79,000 and $80,000 during the nine months ended September 30, 2020 and 2019, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $1,108,000 and $962,000 at September 30, 2020 and December 31, 2019, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $12,000 for research and development services and $21,000 ($10,500 for research and development services and $10,500 for charter boat services that the Company used to provide sales incentives for customers) for the three months ended September 30, 2020 and 2019, respectively, and $47,000 ($36,000 for research and development services, $9,000 for charter boat services that the Company used to provide sales incentives for customers and $2,000 for the production of television commercials) and $62,000 ($31,500 for research and development services and $30,500 for charter boat services that the Company used to provide sales incentives for customers) for the nine months ended September 30, 2020 and 2019, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 5 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended September 30, 2020 and 2019, the Company paid an aggregate of approximately $471,000 and $674,000, respectively, and during the nine months ended September 30, 2020 and 2019, the Company paid an aggregate of approximately $984,000 and $1,174,000, respectively, in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per common share – Basic

Net income	$4,656,830	$1,124,655	$8,736,032	$2,849,393

Weighted average number of common shares outstanding	9,462,105	9,390,662	9,454,639	9,373,893

Earnings per common share – Basic	$0.49	$0.12	$0.92	$0.30

Earnings per common share – Diluted

Net income	$4,656,830	$1,124,655	$8,736,032	$2,849,393

Weighted average number of common shares outstanding	9,462,105	9,390,662	9,454,639	9,373,893

Dilutive effect of outstanding stock options	-	7,970	4,708	8,700

Weighted average number of common shares outstanding - Diluted	9,462,105	9,398,632	9,459,347	9,382,593

Earnings per common share – Diluted	$0.49	$0.12	$0.92	$0.30

The Company had no stock options outstanding during any of the three and nine month periods ended September 30, 2020 and 2019 that were antidilutive and therefore not included in the diluted earnings per common share calculation.

11.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense during the three months ended September 30, 2020 and 2019 was $0 and $262,280, respectively, and during the nine months ended September 30, 2020 and 2019 was $22,220 and $275,540, respectively. At September 30, 2020, there were no outstanding stock options or unrecognized compensation expense related to stock options.

12.	CASH DIVIDENDS

On August 26, 2020, the Company’s Board of Directors declared a regular quarterly dividend of $0.02 per common share payable on September 23, 2020 to all shareholders of record on September 9, 2020. There were 9,462,105 shares of common stock outstanding on September 9, 2020; therefore, dividends aggregating $189,242 were paid on September 23, 2020.

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

During the three months ended September 30, 2020, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers represented approximately 45.0% (17.8%, 13.8% and 13.4%) of the Company’s net sales for the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 38.0% (20.1% and 17.9%) of the Company’s net sales for the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 32.8% (17.4% and 15.4%) of the Company’s net sales for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company had net sales to each of four customers that constituted in excess of 10% of its net sales. Net sales to these four customers represented approximately 53.2% (21.7%, 11.0%, 10.5 and 10.0%) of the Company’s net sales for the nine months ended September 30, 2019.

 At September 30, 2020, two customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 44.1% (25.5% and 18.6%) of the Company’s gross trade accounts receivable. At December 31, 2019, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 56.8% (28.0%, 15.3% and 13.5%) of the Company’s gross trade accounts receivable.

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

Kinpak has been engaged since 2017 in a project involving a major expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At September 30, 2020, the Company had unused proceeds from the industrial development bond of approximately $739,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand our production capacity of our disinfectant product group including Performacide® and our Damp Check® mildew and humidity control products.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table provides a summary of our financial results for the three months ended September 30, 2020 and 2019:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$19,161,372	$12,502,782	53.3%	100.0%	100.0%
Cost of goods sold	10,414,131	8,096,637	28.6%	54.3%	64.8%
Gross profit	8,747,241	4,406,145	98.5%	45.7%	35.2%
Advertising and promotion	723,446	782,158	(7.5)%	3.8%	6.3%
Selling and administrative	2,030,787	2,149,333	(5.5)%	10.6%	17.2%
Operating income	5,993,008	1,474,654	306.4%	31.3%	11.8%
Interest (expense), net	(39,615)	(31,186)	27.0%	0.2%	0.2%
Provision for income taxes	(1,296,563)	(318,813)	306.7%	6.8%	2.5%
Net income	$4,656,830	$1,124,655	314.1%	24.3%	9.0%

Net sales for the three months ended September 30, 2020 increased by approximately $6,659,000, or 53.3%, as compared to the three months ended September 30, 2019. The trend of higher year-over-year net sales that began in the second quarter continued through the third quarter. The increase in net sales was principally a result of increased sales of marine products and chlorine dioxide-based products (Performacide® and private label). Our chlorine dioxide-based products are EPA-registered as a disinfectant and sanitizer, are proven to kill previously known strands of human Coronavirus, and meet EPA criteria for use against SARS-CoV-2, the cause of COVID-19. Sales increased to most sectors in which the Company markets its products, including online customers, mass merchandisers, marine retail and distributors and private label distributors of our chlorine dioxide products. The trend of higher year-over-year net sales continued in October 2020. We expect it may continue at least in the near term but can provide no assurance in this regard.

Cost of goods sold increased by approximately $2,317,000, or 28.6%, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in cost of goods sold was a result of higher sales volume, partially offset by an improved mix of sales and operating efficiencies at our manufacturing subsidiary Kinpak.

Gross profit increased by approximately $4,341,000, or 98.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Gross profit increased due to our higher sales volume, a more profitable sales mix, and improved operating efficiencies at our manufacturing subsidiary Kinpak. As a percentage of net sales, gross profit was approximately 45.7% and 35.2% for the three months ended September 30, 2020 and 2019, respectively.

Advertising and promotion expenses decreased by approximately $59,000, or 7.5%, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in advertising and promotion expenses was principally a result of decreased trade show expenses as a result of the travel and social distancing restrictions implemented due to the COVID-19 pandemic social distancing policies. As a percentage of net sales, advertising and promotion expenses decreased to 3.8% for the three months ended September 30, 2020, from 6.3% for the three months ended September 30, 2019.

Selling and administrative expenses decreased by approximately $119,000, or 5.5%, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in selling and administrative expenses was primarily a result of the Company having no stock compensation expense in the three months ended September 30, 2020, as compared to approximately $262,000 of stock compensation expense in the three months ended September 30, 2019. The Company anticipates the issuance of stock awards to key employees in the fourth quarter of 2020. Because of the pandemic our salesmen are not traveling as much in 2020 as they did in 2019, this resulted in the Company having lower expenses for salesmen travel, meals and entertainment during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decreases in stock compensation and salesmen travel, meals, and entertainment were partially offset by increases in sales commissions and a higher noncash expense to increase our trade accounts receivable allowance account, which was a result of our higher net sales. As a percentage of net sales, selling and administrative expenses decreased to 10.6% for the three months ended September 30, 2020, from 17.2% for the three months ended September 30, 2019.

Interest (expense), net for the three months ended September 30, 2020 increased by approximately $8,000 or 27.0%, as compared to the three months ended September 30, 2019. The increase was principally a result of lower interest income from a custodial account restricted for the use of funding additional capital improvements because of lower interest rates and a lower account balance.

Provision for income taxes for the three months ended September 30, 2020 was approximately $1,297,000, or 21.8% of our income before taxes. For the three months ended September 30, 2019 the provision was approximately $319,000, or 22.1% of our income before taxes.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table provides a summary of our financial results for the nine months ended September 30, 2020 and 2019:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$42,682,497	$32,528,596	31.2%	100.0%	100.0%
Cost of goods sold	23,085,473	20,184,359	14.4%	54.1%	62.1%
Gross profit	19,597,024	12,344,237	58.8%	45.9%	37.9%
Advertising and promotion	2,265,382	2,523,829	(10.2)%	5.3%	7.8%
Selling and administrative	6,242,862	6,061,942	3.0%	14.6%	18.6%
Operating income	11,088,780	3,758,466	195.0%	26.0%	11.6%
Interest (expense), net	(93,695)	(96,423)	(2.8)%	0.2%	0.3%
Gain on insurance settlement	126,210	-	N/A	0.3%	-
Provision for income taxes	(2,385,263)	(812,650)	193.5%	5.6%	2.5%
Net income	$8,736,032	$2,849,393	206.6%	20.5%	8.8%

Net sales for the nine months ended September 30, 2020 increased by approximately $10,154,000, or 31.2%, as compared to the nine months ended September 30, 2019. The trend of higher year-over-year net sales that began in the second quarter continued through the third quarter. The increase in net sales was principally a result of increased sales of chlorine dioxide-based products (Performacide® and private label) and marine products. The increased sales of the Company’s chlorine dioxide- based products are a result of the COVID-19 pandemic.

Cost of goods sold increased by approximately $2,901,000, or 14.4%, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in cost of goods sold was a result of higher sales volume, partially offset by improved operating efficiencies at our manufacturing subsidiary Kinpak.

Gross profit increased by approximately $7,253,000, or 58.8%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Gross profit increased due to our higher sales volume, a more profitable sales mix, and improved operating efficiencies at our manufacturing subsidiary Kinpak. As a percentage of net sales, gross profit was approximately 45.9% and 37.9% for the nine months ended September 30, 2020 and 2019, respectively.

Advertising and promotion expenses decreased by approximately $258,000, or 10.2%, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.    The decrease in advertising and promotion expenses was primarily a result of decreased trade show expenses as a result of the travel and social distancing restrictions implemented due to the COVID-19 pandemic social distancing policies, decreased magazine advertising, decreased customer cooperative advertising, and a decrease in product samples used to promote sales, partially offset by increases in internet and television advertising . As a percentage of net sales, advertising and promotion expenses decreased to 5.3% for the nine months ended September 30, 2020, from 7.8% for the nine months ended September 30, 2019.

Selling and administrative expenses increased by approximately $181,000, or 3.0%, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in selling and administrative expenses was primarily a result of a higher noncash adjustment to our trade accounts receivable allowance account, increased sales commissions and increased employee salaries, partially offset by a decrease in stock compensation expense and expenses related to salesmen travel, meals, and entertainment as a result of the COVID-19 pandemic. As a percentage of net sales, selling and administrative expenses decreased to 14.6% for the nine months ended September 30, 2020, from 18.6% for the nine months ended September 30, 2019.

Interest (expense), net for the nine months ended September 30, 2020 decreased by approximately $3,000 or 2.8%, as compared to the nine months ended September 30, 2019.

Gain on insurance settlement was approximately $126,000 during the nine months ended September 30, 2020. The Company received approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019. For more information please refer to Recent Developments and Note 16 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Provision for income taxes for the nine months ended September 30, 2020 was approximately $2,385,000, or 21.4% of our income before taxes. For the nine months ended September 30, 2019 the provision was approximately $813,000, or 22.2% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $6,582,000 at September 30, 2020 and approximately $6,125,000 at December 31, 2019. In addition, we had restricted cash of approximately $739,000 at September 30, 2020 and $1,885,000 at December 31, 2019. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$1,377,224	$1,587,903
Net cash used in investing activities	(1,137,420)	(526,775)
Net cash used in financing activities	(928,642)	(810,471)
Effect of exchange rate fluctuations on cash	(602)	1,662
Net (decrease) increase in cash and restricted cash	$(689,440)	$252,319

Net cash provided by operating activities for the nine months ended September 30, 2020 decreased by approximately $211,000, or 13.3%, as compared to the nine months ended September 30, 2019. The decrease in net cash provided by operating activities was principally a result of higher increases to our trade accounts receivables, inventories, and receivables due from affiliated companies, partially offset by increases in net income, accounts payable and accrued expenses payable during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Net trade accounts receivable at September 30, 2020 aggregated approximately $16,262,000, an increase of approximately $9,130,000, or 128.0%, as compared to approximately $7,132,000 in net trade accounts receivable outstanding at December 31, 2019.  The increase was principally a result of our net sales during the third quarter of 2020. Receivables due from affiliated companies aggregated approximately $1,108,000 at September 30, 2020, an increase of approximately $146,000, or 15.2%, from receivables due from affiliated companies of approximately $962,000 at December 31, 2019. The increase was principally a result of net sales during the third quarter of 2020.

Inventories, net were approximately $12,321,000 and $9,555,000 at September 30, 2020 and December 31, 2019, respectively, representing an increase of approximately $2,766,000, or 28.9%, during the nine months ended September 30, 2020. The increase was necessary in order to meet the anticipated demands of the fourth quarter of 2020.

Net cash used in investing activities for the nine months ended September 30, 2020 increased by approximately $611,000, or 115.9%, as compared to the nine months ended September 30, 2019. The increase in cash used in investing activities was a result of the Company investing approximately $1,022,000 more in property, plant, and equipment in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was partially offset by insurance proceeds (see Results of Operations) of $411,657 that we received during the nine months ended September 30, 2020.

Net cash used in financing activities for the nine months ended September 30, 2020 increased by approximately $118,000, or 14.6%, as compared to the nine months ended September 30, 2019. The increase in cash used in financing activities was a result of increased payments of dividends to common shareholders of approximately $99,000 and increased payments on long-term debt of approximately $47,000 during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increases in cash used in financing activities were partially offset by a decrease in payments for taxes related to net share settlements of stock awards of approximately $21,000 and increased proceeds from the exercise of stock options of approximately $7,000 in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

See Notes 7 and 8 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At September 30, 2020 and December 31, 2019, we had outstanding balances of approximately $3,784,000 and $3,974,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report.  At September 30, 2020, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the condensed consolidated financial statements included in this report. At September 30, 2020, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At September 30, 2020, we had an outstanding balance of $566,666 under the promissory note (including $543,615 recorded as principal and $23,051 to be recorded as interest expense over the remaining term of the note).

In connection with our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).  At September 30, 2020, we had an outstanding balance of $ 60,870 (including $59,688 recorded as principal and $1,182 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $105,000 and $26,000 at September 30, 2020 and December 31, 2019, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the nine months ended September 30, 2020, we recorded $1,663 in foreign currency translation adjustments (decreasing shareholders’ equity by $1,663).

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

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price. There have been no material changes to the Company’s risk factors since the 2019 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101	The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 13, 2020	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 13, 2020	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer