Form 10-K
period 2020-12-31
OCEAN BIO CHEM INC
filed 2021-03-29
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 was $40,247,940, based upon the closing price of the registrant’s common stock on such date as reported by the NASDAQ Capital Market. For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are deemed to be affiliates.

At March 26, 2021, 9,481,799 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed not later than April 30, 2021, are incorporated by reference in Part III of this report.

OCEAN BIO-CHEM, INC.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation, estimated costs of expansion of facilities operated by our wholly-owned subsidiary, KINPAK Inc. (“Kinpak”), our ability to locate substitute third party manufacturing facilities without a substantial adverse effect on our manufacturing and distribution, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements and our expectation that we will be able to maintain borrowings, if any, under our current revolving line of credit facility until the end of its stated term constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the impact of the COVID-19 pandemic on our business and the economy in general, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of, our advertising and promotional efforts; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based; and other factors discussed below under Item 1A, “Risk Factors.”

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

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida. In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada. Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas. Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau. Net sales to the two companies in 2020 and 2019 totaled approximately $2,212,000 and $1,788,000, representing 4.0% and 4.2% of our net sales, respectively. See Note 10 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

The Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. At December 31, 2020, the Company had unused proceeds from the industrial development bond of approximately $477,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity. See Note 8 to the consolidated financial statements included in this report for additional information.

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

Disinfectant Group: Our disinfectant group includes chlorine dioxide-based deodorizers, disinfectants and sanitizers, which we sell under the Star brite® and Performacide® brand names, and which our customers sell using private label brands. Star Brite® products include NosGUARD mildew odor control bags and boat odor sanitizers. Performacide® products include disinfectants for hard, non-porous surfaces, air care products for deodorizing and products to eliminate mold and mildew. These products are sold in both a gas and liquid form. The U.S. Environmental Protection Agency has accepted labeling for Performacide® used in hard surface applications that claims, among other things, effectiveness as a virucide against a variety of viruses, including HIV-1, Influenza-A, Herpes Simplex-2, Poliovirus-1, norovirus and rotavirus; as a disinfectant against a number of different types of bacteria; and as a sanitizer against certain types of bacteria that cause food borne illnesses. We are directing distribution efforts with respect to our disinfectant group principally towards the marine, automotive, home restoration, pet care and agriculture markets, and to institutions such as schools.

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

Net sales to each of three customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 41.5% and 43.2% of our consolidated net sales, for the years ended December 31, 2020 and 2019, respectively. Net sales to our four largest unaffiliated customers for the years ended December 31, 2020 and 2019 amounted to approximately 49.6.% and 52.0% of our consolidated net sales, respectively, and at December 31, 2020 and 2019, outstanding accounts receivable balances from our four largest unaffiliated customers aggregated approximately 70.6% and 64.9% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: At December 31, 2020 we had open orders of approximately $7.1 million.  These orders are not on backorder and are scheduled to be shipped to customers during the first quarter of 2021. We generally do not give customers the right to return products. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to customers range from 30 to 180 days. However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers. Historically, these initiatives have not materially affected our overall profit margins.

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

Governmental Regulation: We believe that the high cost of acquiring federal and state licenses in order to sell chlorine dioxide products provide a high barrier to entry for competitors.

New Product Development: We continue to develop specialized products for the marine, automotive, recreational vehicle/power sports and outdoor power equipment/lawn and garden markets. Expenditures for new product development have not been significant and are charged to operations in the year incurred.

Personnel: At December 31, 2020, we had 192 full-time employees and eight part-time employees. The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2020:

Location	Description	Number of Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	45	[1]
Fort Lauderdale, Florida	Manufacturing and distribution	6
Montgomery, Alabama	Manufacturing and distribution	149	[2]
		200

1 Includes three part-time employees.

2 Includes five part-time employees.

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

Net sales to our four largest unaffiliated customers accounted for 49.6% of our consolidated net sales in 2020; our largest unaffiliated customer accounted for 16.0% of our consolidated net sales in 2020. The loss of any of these customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interests may conflict with or differ from the Company’s interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 50.6% of our common stock. As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.  Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.” The affiliated companies also collectively own the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada. Sales to the affiliated companies aggregated approximately $2,212,000 and $1,788,000 during the years ended December 31, 2020 and 2019, respectively. In addition, we provided administrative services and advances for business related expenditures to the affiliated companies. During the years ended December 31, 2020 and 2019, fees for administrative services aggregated approximately $871,000 and $779,000, respectively, and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $199,000 and $113,000, respectively. Receivables due from the affiliated companies in connection with product sales, administrative services, and advances for business related expenditures totaled approximately $1,496,000 and $962,000 at December 31, 2020 and 2019, respectively. The accounts receivable turnover ratio for the year ended December 31, 2020 with respect to sales to the affiliated companies was approximately 3.2 and with respect to administrative services and advances for business related expenditures was approximately 2.0. Management believes that the sales and provision of administrative services to the affiliated companies do not involve more than normal credit risk.

We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 4 and 10 to the consolidated financial statements included in this report for additional information.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us. In 2020, the world began experiencing an economic slowdown due to restrictions imposed related to the COVID-19 pandemic. We believe that in 2020 the COVID-19 pandemic did not adversely affect our business. However, the pandemic is ongoing and potential economic problems caused by the pandemic and other factors could have a material adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

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

Our business, results of operations, financial condition, cash flows, and stock price could in the future be materially adversely affected by the ongoing COVID-19 pandemic.

The COVID-19 pandemic has caused substantial damage to the national and global economies and remains a significant threat. The extent to which COVID-19 might impact our business, results of operations, financial condition, cash flow, and stock price is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

We have a revolving line of credit with a variable interest rate. Interest on the revolving line of credit is payable at the one-month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. At December 31, 2020, we did not have any borrowings outstanding under the revolving line of credit. However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected. Moreover, we believe, but cannot assure, that we could obtain a renewal of the revolving line of credit or a suitable replacement facility when the current facility terminates in August 2021. Our failure to renew or obtain a replacement for our current facility may impair our financial flexibility and have a material adverse effect on our business.

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

On December 31, 2020, there were 90 holders of record. We believe that a substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other institutions for the account of the beneficial owners.

During 2020, we started paying regular quarterly dividends of $0.02 per share, however payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including our business performance and operating plans, capital commitments, liquidity and other factors.

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

The Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. At December 31, 2020, the Company had unused proceeds from the industrial development bond of approximately $477,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity. See Note 8 to the consolidated financial statements included in this report for additional information.

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

Collectability of trade accounts receivable

In the ordinary course of business, we grant non-interest-bearing trade credit to our unaffiliated customers on terms that range from 30 to 180 days. In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and aging of receivables, as well as our assessment of our customers’ creditworthiness, as determined by our review of credit information relating to the customers. We generally do not require collateral on trade accounts receivable. We maintain an allowance for doubtful accounts based on expected collectability of the trade accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services.  In addition, we use historical and current information to estimate future credit losses.to determine if the allowance is adequate. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling and administrative expenses in the period in which such a determination was made. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was approximately $326,000 and $162,000 at December 31, 2020 and 2019, respectively, which was approximately 3.8% and 2.2% of gross accounts receivable at December 31, 2020 and 2019, respectively. If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance or incur a bad debt expense. In this regard, we incurred bad debt expense of approximately $197,000 and $6,000 in 2020 and 2019, respectively.

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

Our slow moving and obsolete inventory reserve was approximately $290,000 and $244,000 at December 31, 2020 and 2019, respectively.

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

We evaluate our indefinite-lived intangible assets for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2020, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

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

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2020 and 2019:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2020	2019	Change	2020	2019
Net sales	$55,561,169	$42,259,487	31.5%	100.0%	100.0%
Cost of goods sold	32,059,747	26,659,427	20.3%	57.7%	63.1%
Gross profit	23,501,422	15,600,060	50.6%	42.3%	36.9%
Advertising and promotion	2,980,356	3,147,289	(5.3)%	5.4%	7.4%
Selling and administrative	8,357,504	7,839,411	6.6%	15.0%	18.6%
Operating income	12,163,562	4,613,360	163.7%	21.9%	10.9%
Interest (expense), net	(132,466)	(118,642)	11.7%	0.2%	0.3%
Gain on insurance settlement	201,210	-	N/A	0.4%	N/A
Provision for income taxes	(2,615,623)	(996,004)	162.6%	4.7%	2.4%
Net income	$9,616,683	$3,498,714	174.9%	17.3%	8.3%

Net sales increased by approximately $13,202,000, or 31.5%, during 2020 as compared to 2019. The increase was principally a result of increased sales that we believe were associated with the impact of the COVID-19 pandemic and its effect on the activities of certain portions of the population. Among other things, we experienced increased sales of our Teak Care products for home improvement projects and Star Tron Enzyme Fuel Treatment for the storage of fuels in boats and other gas-powered engines. We believe that following the easing of certain initial lock down restrictions through the summer and fall of 2020, a portion of the U.S. population increased their participation in outdoor recreation activities. As a result, sales of products such as boats, RVs, kayaks and paddleboards were at high levels over the past year, which in turn led to increased sales of our core product groups, marine, RV and outdoor products. Additionally, we experienced strong sales of Performacide®, our chloride dioxide-based product, since it can be used against SARS CoV 2, the cause of COVID-19.

Cost of goods sold increased by approximately $5,400,000 or 20.3% in 2020, as compared to 2019. The increase in cost of goods sold was a result of higher sales volume, partially offset by improved operating efficiencies at our manufacturing subsidiary, Kinpak.

Gross profit increased by approximately $7,901,000, or 50.6%, in 2020 as compared to 2019. The increase in gross profit was principally a result of increased sales volume. As a percentage of net sales, gross profit increased to 42.3% in 2020 from 36.9% in 2019, primarily because of a more profitable sales mix and improved operating efficiencies at our manufacturing subsidiary, Kinpak.

Advertising and promotion expenses decreased by approximately $167,000, or 5.3%, during 2020 as compared to 2019.  As a percentage of net sales, advertising and promotion expense decreased to 5.4% in 2020 from 7.4% in 2019.  The decrease in advertising and promotion expenses was principally a result of decreased trade show expenses as a result of the travel and social distancing restrictions implemented due to the COVID-19 pandemic social distancing policies, decreased magazine advertising, decreased customer cooperative advertising, and a decrease in product samples used to promote sales, partially offset by increases in internet and television advertising.

Selling and administrative expenses increased by approximately $518,000, or 6.6%, during 2020 as compared to 2019. The increase in selling and administrative expenses was primarily a result of increased sales commissions, a higher noncash adjustment to our trade accounts receivable allowance account, and increased employee salaries, partially offset by a decrease in expenses related to salesmen travel, meals, and entertainment as a result of the COVID-19 pandemic. As a percentage of net sales, selling and administrative expenses decreased to 15.0% in 2020 from 18.6% in 2019.

Interest (expense), net during 2020 increased by approximately $14,000, or 11.7%, as compared to 2019.

Gain on insurance settlement was approximately $201,000 during the year ended December 31, 2020. We had no such gain in 2019. The Company received approximately $487,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019. For more information please refer to Recent Developments and Note 16 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Provision for income taxes increased by approximately $1,620,000 or 4.7% in 2020, as compared to 2019. The increase was principally a result of higher net income. As a percentage of income before taxes our provision for income taxes decreased to 21.4% in 2020 from 22.2% in 2019.

Liquidity and Capital Resources:

Our cash balance was approximately $11,124,000 at December 31, 2020 compared to approximately $6,125,000 at December 31, 2019. In addition, we had restricted cash of approximately $477,000 and $1,885,000 at December 31, 2020 and 2019, respectively. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 8 to the consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$6,207,205	$5,991,728
Net cash used in investing activities	(1,350,099)	(793,474)
Net cash used in financing activities	(1,267,090)	(923,898)
Effect of exchange rate fluctuations on cash	716	2,140
Net increase in cash and restricted cash	$3,590,732	$4,276,496

Net cash provided by operating activities during 2020 increased by approximately $215,000 or 3.6%, as compared to 2019. The increase in cash provided by operating activities was principally a result of the increase in the Company’s net income, partially offset by changes in working capital.

Inventories, net were approximately $13,176,000 and $9,555,000 at December 31, 2020 and 2019, respectively, representing an increase of approximately $3,621,000, or 37.9%, in 2020. We believe the higher levels of inventories were necessary to meet the Company’s short-term needs.

Net trade accounts receivable at December 31, 2020 aggregated approximately $8,327,000, an increase of approximately $1,195,000, or 16.8%, compared to approximately $7,132,000 in net trade accounts receivable outstanding at December 31, 2019.  The increase principally was due to an increase in net sales during the fourth quarter of 2020, as compared to the fourth quarter of 2019. Receivables due from affiliated companies aggregated approximately $1,496,000 at December 31, 2020, an increase of approximately $534,000, or 55.5%, from receivables due from affiliated companies of approximately $962,000 at December 31, 2019. The increase was principally due to an increase in net sales to the affiliated companies during the fourth quarter of 2020, as compared to the fourth quarter of 2019.

Net cash used in investing activities during 2020 increased by approximately $557,000, or 70.2%, as compared to 2019. The increase in cash used in investing activities was a result of an increase of approximately $1,118,000 in cash used for purchases of property, plant and equipment, partially offset by approximately $487,000 of insurance proceeds (see Results of Operations) received during 2020 and a decrease of $75,000 for purchases of intangible assets. The cash used for purchases of plant, property and equipment primarily relates to machinery and equipment at our manufacturing subsidiary Kinpak. In 2019, the Company used $75,000 to acquire intangible assets, while there were no purchases of intangible assets in 2020.

Net cash used in financing activities during 2020 increased by approximately $343,000 or 37.1%, as compared to 2019. The increase in cash used in financing activities was principally a result of an increase of approximately $289,000 in dividends paid to common shareholders. Additionally, payments on long term debt increased by approximately $62,000 in 2020, as compared to 2019.

See Notes 6 and 8 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing with respect to the Expansion Project, the payment of which we have guaranteed and a revolving line of credit. At December 31, 2020 and 2019, we had outstanding balances of approximately $3,719,000 and $3,974,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing respectively, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the consolidated financial statements included in this report.  At December 31, 2020, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the consolidated financial statements included in this report. As of December 31, 2020, we were in compliance with these financial covenants.

In connection with our 2018 acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At December 31, 2020, we had an outstanding balance of $516,666 under the promissory note (including $497,405 recorded as principal and $19,261 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $100,000 and $26,000 at December 31, 2020 and 2019, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. In 2020, we recorded $167 in foreign currency translation adjustments, which resulted in a corresponding increase in shareholders’ equity. In 2019, we recorded $1,243 in foreign currency translation adjustments, which resulted in a corresponding increase in shareholders’ equity.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
4	Description of Common Stock (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.1.1	Business Loan Agreement, dated August 31, 2018, between the Company and Regions Bank (the “Business Loan Agreement”) (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.2	Promissory Note, dated August 31, 2018, issued by the Company to Regions Bank in connection with the revolving line of credit under the Business Loan Agreement (the “Promissory Note”) (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
10.1.3	Letter, dated August 31, 2018, from Regions Bank to the Company, regarding certain terms under the Business Loan Agreement and the Promissory Note (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
†10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3	Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
†10.4	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.5.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.5.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.5.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
101	The following materials from Ocean Bio-Chem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBLR (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

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

OCEAN BIO-CHEM, INC.

Date: March 29, 2021	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 29, 2021
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President and Chief Financial Officer	March 29, 2021
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana M. Conard	Director	March 29, 2021
Diana M. Conard

/s/ Gregor M. Dornau	Director	March 29, 2021
Gregor M. Dornau

/s/ William W. Dudman	Director	March 29, 2021
William W. Dudman

/s/ James M. Kolisch	Director	March 29, 2021
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 29, 2021
Kimberly A. Krause

/s/ John B. Turner	Director	March 29, 2021
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue

As described in Note 1 to the Company’s consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company also offers sales allowances to certain customers, which are recorded as a reduction of net sales. In addition, the allowances for doubtful accounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer, if known, and information provided by credit rating services.

We identified the Company’s estimate of the allowance for doubtful accounts and accrual for the sales allowances as critical audit matters. The principal considerations for our determination of these critical audit matters related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We selected a sample of customer agreements and performed the following procedures:
-	Obtained and read sales allowance agreements for each selection.
-	Tested management’s identification and treatment of contract terms.
-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•	We evaluated the reasonableness of management’s estimate of the sales allowances included within accrued expenses payable on the consolidated balance sheets.
•	We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the allowance for doubtful accounts, current economic conditions, and other risk factors used in development of the qualitative factors by comparing these data points to audit evidence gathered.

We have served as the Company’s auditor since 2018.

Tampa, Florida
March 29, 2021

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019

ASSETS
Current Assets:
Cash	$11,123,726	$6,125,322
Trade accounts receivable less allowances of approximately $326,000 and $162,000, respectively	8,326,939	7,132,256
Receivables due from affiliated companies	1,496,104	962,154
Insurance claim receivable	-	50,520
Restricted cash	477,426	1,885,098
Inventories, net	13,175,756	9,555,071
Prepaid expenses and other current assets	1,259,786	935,022
Total Current Assets	35,859,737	26,645,443

Property, plant and equipment, net	10,101,962	9,338,227
Operating lease – right to use	268,920	352,190
Intangible assets, net	1,665,299	1,949,947
Total Assets	$47,895,918	$38,285,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$500,694	$483,477
Current portion of operating lease liability	86,377	83,270
Accounts payable - trade	1,966,010	1,047,385
Accrued expenses payable	1,142,825	1,214,938
Total Current Liabilities	3,695,906	2,829,070

Deferred tax liability	380,218	311,374
Operating lease liability, less current portion	182,543	268,920
Long-term debt, less current portion and debt issuance costs	3,730,180	4,142,179
Total Liabilities	7,988,847	7,551,543

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,481,799 shares and 9,442,809 shares issued and outstanding, respectively	94,818	94,428
Additional paid in capital	10,816,100	10,503,171
Accumulated other comprehensive loss	(294,324)	(294,491)
Retained earnings	29,290,477	20,431,156
Total Shareholders’ Equity	39,907,071	30,734,264

Total Liabilities and Shareholders’ Equity	$47,895,918	$38,285,807

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Net sales	$55,561,169	$42,259,487

Cost of goods sold	32,059,747	26,659,427

Gross profit	23,501,422	15,600,060

Operating Expenses:
Advertising and promotion	2,980,356	3,147,289
Selling and administrative	8,357,504	7,839,411
Total operating expenses	11,337,860	10,986,700

Operating income	12,163,562	4,613,360

Other income (expense)
Interest (expense), net	(132,466)	(118,642)
Gain on insurance settlement	201,210	-

Income before income taxes	12,232,306	4,494,718

Provision for income taxes	(2,615,623)	(996,004)

Net income	$9,616,683	$3,498,714

Earnings per common share – basic and diluted	$1.02	$0.37

Dividends declared per common share	$0.08	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Net income	$9,616,683	$3,498,714

Foreign currency translation adjustment	167	1,243

Comprehensive income	$9,616,850	$3,499,957

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

January 1, 2019	9,338,191	$93,382	$10,235,827	$(295,734)	$17,399,776	$27,433,251

Net income	-	-	-	-	3,498,714	3,498,714

Dividends, common stock	-	-	-	-	(468,306)	(468,306)

Options exercised	27,928	279	13,520	-	-	13,799

Stock based compensation	83,000	830	274,710	-	-	275,540

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(6,310)	(63)	(20,886)	-	-	(20,949)

Cumulative effect adjustment on adoption of ASU 2016-02 Leases (Topic 842)	-	-	-	-	972	972

Foreign currency translation adjustment	-	-	-	1,243	-	1,243

December 31, 2019	9,442,809	94,428	10,503,171	(294,491)	20,431,156	30,734,264

Net income	-	-	-	-	9,616,683	9,616,683

Dividends, common stock	-	-	-	-	(757,362)	(757,362)

Options exercised	15,296	153	20,547	-	-	20,700

Stock based compensation	25,150	252	312,358	-	-	312,610

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(1,456)	(15)	(19,976)	-	-	(19,991)

Foreign currency translation adjustment	-	-	-	167	-	167

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net income	$9,616,683	$3,498,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,373,337	1,289,531
Deferred income taxes	68,844	31,025
Stock based compensation	312,610	275,540
Provision for bad debts	196,887	6,134
Provision for slow moving and obsolete inventory	46,175	(39,903)
Impairment of equipment	65,725	-
Other operating non-cash items	(549)	(897)
Cash used related to 2019 chemical incident	(200,665)	-
Gain on insurance settlement	(201,210)	-

Changes in assets and liabilities:
Trade accounts receivable	(1,389,520)	(1,479,704)
Receivables due from affiliated companies	(536,000)	83,836
Inventories	(3,666,860)	2,570,645
Prepaid expenses and other current assets	(324,764)	75,619
Accounts payable – trade	918,625	(424,845)
Accrued expenses payable	(72,113)	106,033
Net cash provided by operating activities	6,207,205	5,991,728

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	486,657	-
Purchases of property, plant and equipment	(1,836,756)	(718,474)
Purchase of intangible assets	-	(75,000)
Net cash used in investing activities	(1,350,099)	(793,474)

Cash flows from financing activities:
Payments on long-term debt	(510,437)	(448,442)
Borrowings on revolving line of credit	-	1,000,000
Repayments on revolving line of credit	-	(1,000,000)
Payments for taxes related to net share settlements of stock awards	(19,991)	(20,949)
Proceeds from CARES Act note	1,556,800	-
Repayment of CARES Act note	(1,556,800)	-
Dividends paid to common shareholders	(757,362)	(468,306)
Proceeds from exercise of stock options	20,700	13,799
Net cash used in financing activities	(1,267,090)	(923,898)

Effect of exchange rate on cash	716	2,140

Net increase in cash and restricted cash	3,590,732	4,276,496

Cash and restricted cash at beginning of period	8,010,420	3,733,924
Cash and restricted cash at end of period	$11,601,152	$8,010,420

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$141,021	$156,623

Cash paid for income taxes during period	$2,627,384	$778,009
Operating lease right to use asset exchanged for operating lease liability	$-	$432,466
Finance lease right to use assets exchanged for finance lease liabilities	$96,039	$44,979
Cash paid under operating lease	$94,800	$94,800

Cash	$11,123,726	$6,125,322
Restricted cash	477,426	1,885,098
Total cash and restricted cash	$11,601,152	$8,010,420

Noncash investing and financing activities:
Issuance of note payable for asset acquisition	$-	$100,000
Imputed interest	-	(2,988)
Principal portion of note payable issued for asset acquisition	$-	$97,012

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 – Organization and Summary of Significant Accounting Policies

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

Revenue recognition – The Company recognizes revenue based on Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). Under ASU 2014-09, revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines that the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for the promised goods or services. Under ASU 2014-09, the Company’s performance obligation to its customers under agreements currently in force is satisfied when the goods are shipped or picked up by the customer and title of the goods is transferred (generally upon such shipment or pick up); with regard to a customer for which the Company’s inventory is held at the customer’s warehouses, the Company’s performance obligation is deemed satisfied when the Company is notified of sales by the customer. Sales allowances provided by the Company to customers are recorded as a reduction of net sales.

Leases - On January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under ASU 2016-02, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short- term leases at December 31, 2020 and 2019.

Collectability of accounts receivable – Trade accounts receivable at December 31, 2020 and 2019 are net of allowances for doubtful accounts aggregating approximately $326,000 and $162,000, respectively. Such amounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer, if known, and information provided by credit rating services. In addition, we use historical and current information to estimate future credit losses to determine if the allowance is adequate. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling and administrative expenses in the period in which such a determination was made. During the years ended December 31, 2020 and 2019, the Company recorded bad debt expense of approximately $197,000 and $6,000, respectively.

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

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $1,456,000 and $1,148,000 for the years ended December 31, 2020 and 2019, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $2,980,000 and $3,147,000 in 2020 and 2019, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $1,069,073 (of which $970,221 is included in cost of goods sold and $98,852 is included in selling and administrative expenses) and $1,015,998 (of which $909,411 is included in cost of goods sold and $106,587 is included in selling and administrative expenses) for the years ended December 31, 2020 and 2019, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $54,000 and $59,000 of research and development costs for the years ended December 31, 2020 and 2019, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. At December 31, 2020, the Company had no outstanding stock options.

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

Concentration of cash – During the years ended and at December 31, 2020 and 2019, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, the Company establishes reserves for uncertain tax positions. The Company adjusts reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate. The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2020.

The Company is no longer subject to income tax examinations for years before 2017.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, customer lists, product formulas, patents and royalty rights. At December 31, 2020, The Company had intangible assets with a cost of approximately $3,375,000, of which approximately $2,793,000 have finite lives and approximately $582,000 have indefinite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. The Company evaluates intangible assets with finite and indefinite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired in 2020 or 2019.

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

Note 2 – Inventories

The composition of the Company’s inventories at December 31, 2020 and 2019 are as follows:

	2020	2019
Raw materials	$5,393,961	$3,872,752
Finished goods	8,072,176	5,926,525
Inventories, gross	13,466,137	9,799,277

Inventory reserves	(290,381)	(244,206)

Inventories, net	$13,175,756	$9,555,071

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $629,000 and $562,000 at December 31, 2020 and 2019, respectively.

Note 3 – Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2020 and 2019 consisted of the following:

	Estimated
	Useful Life	2020	2019

Land		$278,325	$278,325
Building and Improvements	30 years	9,563,406	9,563,406
Manufacturing and warehouse equipment	6-20 years	11,959,563	10,699,461
Office equipment and furniture	3-5 years	1,880,387	1,778,781
Leasehold improvements	10-15 years	587,183	577,068
Finance leases – right to use	5 years	113,741	45,951
Vehicles	3 years	10,020	10,020
Construction in process		464,203	142,612
Property, plant and equipment, gross		24,856,828	23,095,624

Less accumulated depreciation		(14,754,866)	(13,757,397)

Property, plant and equipment, net		$10,101,962	$9,338,227

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”), has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 8. At December 31, 2020, the Company had unused proceeds from the industrial development bond of approximately $477,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity.

Note 4 – Leases

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was approximately $98,000 and $100,000 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had a right to use asset and a corresponding liability of $268,920 and $352,190, respectively related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Years ending December 31,
2021	$94,800
2022	94,800
2023	94,800
Total future minimum lease payments	284,400
Less imputed interest	(15,480)
Total operating lease liability	$268,920

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Costs incurred with respect to the Company’s leases during 2020 and 2019 are set forth below.

	2020	2019
Operating lease expense	$98,086	$99,792
Finance lease amortization	22,167	22,756
Finance lease interest	1,137	945
Total lease expense	$121,390	$123,493

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at December 31, 2020 and 2019 are set forth below:

December 31, 2020
Remaining lease term – operating lease	3.0 years
Weighted average remaining lease term – finance leases	4.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2019
Remaining lease term – operating lease	4.0 years
Weighted average remaining lease term – finance leases	2.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	3.0%

Note 5 – Intangible Assets

The Company’s intangible assets at December 31, 2020 and 2019 consisted of the following:

December 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$544,644	$78,089
Trade names and trademarks	1,715,325	626,413	1,088,912
Customer list	584,468	270,212	314,256
Product formulas	292,234	135,107	157,127
Royalty rights	160,000	133,085	26,915
Total intangible assets	$3,374,760	$1,709,461	$1,665,299

December 31, 2019

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$492,308	$130,425
Trade names and trademarks	1,715,325	587,387	1,127,938
Customer list	584,468	153,319	431,149
Product formulas	292,234	76,659	215,575
Royalty rights	160,000	115,140	44,860
Total intangible assets	$3,374,760	$1,424,813	$1,949,947

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

Amortization expense related to intangible assets aggregated $284,648 and $253,917 for the years ended December 31, 2020 and 2019, respectively.

Note 6 – Revolving Line of Credit

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At December 31, 2020, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

At December 31, 2020 and 2019, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

Note 7 – Accrued Expenses Payable

Accrued expenses payable at December 31, 2020 and 2019 consisted of the following:

	2020	2019

Accrued customer promotions	$342,481	$530,957
Accrued payroll, commissions, and benefits	440,302	417,629
Other	360,042	266,352

Total accrued expenses payable	$1,142,825	$1,214,938

Note 8 – Long Term Debt

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At December 31, 2020, the Company was in compliance with these financial covenants.

Through December 31, 2020, of the $4,500,000 proceeds of the Bond sale, there are unused proceeds of approximately $477,000 remaining that are held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s consolidated balance sheets. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity.

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

At December 31, 2020 and 2019, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $100,000 and $26,000 at December 31, 2020 and 2019, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the years ended December 31, 2020 and 2019, the Company paid $23,304 ($22,167 principal and $1,137 interest) and $23,701 ($22,756 principal and $945 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at December 31, 2020 and 2019:

	Current Portion		Long Term Portion
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Obligations related to industrial development bond financing	$263,881	$255,471	$3,454,904	$3,718,785
Note payable related to Snappy Marine asset acquisition	188,187	182,869	309,218	497,405
Obligation related to Check Corporation asset acquisition	47,082	49,930	-	47,082
Equipment leases	21,160	14,823	78,847	11,312
Total principal of long- term debt	520,310	503,093	3,842,969	4,274,584
Debt issuance costs	(19,616)	(19,616)	(112,789)	(132,405)
Total long- term debt	$500,694	$483,477	$3,730,180	$4,142,179

Required principal payments under the Company’s industrial development bond financing and other long- term obligations are set forth below:

Year ending December 31,
2021	$520,310
2022	487,427
2023	418,325
2024	308,995
2025	314,577
Thereafter	2,313,645
Total	$4,363,279

Note 9 – Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Federal – current	$2,475,632	$921,954
Federal – deferred	65,745	29,628
State – current	71,147	43,025
State – deferred	3,099	1,397
Total provision for income taxes	$2,615,623	$996,004

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2020	%	2019	%
Income Tax computed at statutory rate	$2,568,784	21.0%	$943,891	21.0%
State tax, net of federal benefit	67,569	0.5%	33,954	0.8%
Share based compensation	(2,302)	(0.0)%	(1,149)	(0.0)%
Permanent adjustments	9,679	0.1%	11,911	0.3%
Tax credits and other	(28,107)	(0.2)%	7,397	0.1%
Provision for income taxes	$2,615,623	21.4%	$996,004	22.2%

The Company’s deferred tax liability consisted of the following at December 31, 2020 and 2019:

	2020	2019
Deferred tax liability
Inventory reserves	$63,855	$53,701
Trade accounts receivable allowances	71,678	35,541
Depreciation and amortization	(515,751)	(400,616)
Total net deferred tax liability	$(380,218)	$(311,374)

Note 10 – Related Party Transactions

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $2,212,000 and $1,788,000 for the years ended December 31, 2020 and 2019, respectively; fees for administrative services aggregated approximately $871,000 and $779,000, respectively; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $199,000 and $113,000 during the years ended December 31, 2020 and 2019, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business-related expenditures aggregating approximately $1,496,000 and $962,000 at December 31, 2020 and 2019, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company. Under this arrangement, the Company paid the entity an aggregate of approximately $77,000 ($48,000 for research and development, $9,000 for charter boat services that the Company used to provide sales incentives for customers and $20,000 for the production of television commercials) and $94,000 ($42,000 for research and development, $31,000 for charter boat services that the Company used to provide sales incentives for customers, and $21,000 for the production of television commercials) for the years ended December 31, 2020 and 2019, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services and television production services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs. During the years ended December 31, 2020 and 2019, the Company paid an aggregate of approximately $1,365,000 and $1,424,000, respectively, in insurance premiums on policies obtained through the insurance broker.

Note 11 – Stock Options and Awards

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock. During 2020 and 2019, the Company granted stock awards under the Plan aggregating 25,150 and 83,000 shares of common stock, respectively, to officers, key employees, and directors. Following the withholding of an aggregate of 1,456 and 6,310 shares of common stock, respectively, in connection with a tax withholding feature of the Plan, 23,694 and 76,690 shares were issued to the award recipients, during 2020 and 2019, respectively. The shares vested immediately upon issuance and were fully expensed in the period in which they were awarded. Compensation expense related to the stock awards was $312,610 and $275,540 in 2020 and 2019, respectively. The value of the shares the Company withheld for taxes related to the stock awards was $19,991 and $20,949 in 2020 and 2019, respectively. At December 31, 2020, 153,850 shares remained available for future issuance under the Plan.  As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. The Company had no outstanding options under the Prior Plans on December 31, 2020. The last tranche of non-qualified options was exercised before their expiration date of April 25, 2020. There was no compensation expense attributable to stock options recognized during 2020 and 2019, and at December 31, 2020 and 2019, there was no unrecognized compensation cost related to share based compensation arrangements

During 2020, stock options to purchase an aggregate of 20,000 shares of common stock were exercised. The Company received a total of $20,700, withheld 4,704 shares in connection with the net exercise feature of the stock options and issued an aggregate of 15,296 shares to the option holders who exercised their options.

During 2019, stock options to purchase an aggregate of 30,000 shares of common stock were exercised. The Company received a total of $13,799, withheld 2,072 shares in connection with the net exercise feature of the stock options and issued an aggregate of 27,928 shares to the option holders who exercised their options.

The following table provides information relating to stock option transactions during the years ended December 31, 2020 and 2019:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding beginning of the year	20,000	$2.07	50,000	$1.24
Options exercised	(20,000)	2.07	(30,000)	0.69
Total	--	$--	20,000	$2.07

Note 12 – Customer Concentration

During the years ended December 31, 2020 and 2019, the Company had net sales to each of three major customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 41.5% (16.0%, 15.0%, and 10.5%) and 43.2% (21.7%, 11.2%, and 10.3%) of the Company’s net sales, respectively, for the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 63.6% (28.8%, 21.1%, and 13.7%) and 56.8% (28.0%, 15.3%, and 13.5%) of the Company’s gross trade accounts receivable, respectively, at December 31, 2020, and 2019.

Note 13 – Earnings Per Share

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

	Years Ended December 31,
	2020	2019
Earnings per common share –Basic

Net income	$9,616,683	$3,498,714

Weighted average number of common shares outstanding	9,460,659	9,391,264

Earnings per common share – Basic	$1.02	$0.37

Earnings per common share – Diluted

Net income	$9,616,683	$3,498,714

Weighted average number of common shares outstanding	9,460,659	9,391,264

Dilutive effect of employee stock-based awards	3,687	8,170
Weighted average number of common shares outstanding – Diluted	9,464,346	9,399,434

Earnings per common share – Diluted	$1.02	$0.37

The Company had no stock options outstanding at December 31, 2020 and 2019, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Cash Dividends

The Company’s board of directors declared the following cash dividends during the years ended December 31, 2020 and 2019:

 Year ended December 31, 2020

Declaration Date	Type	Record Date	Payment Date	Dividend Per Share	Amount
05/26/20	Special	06/09/20	06/23/20	$0.02	$189,242
05/26/20	Quarterly	06/09/20	06/23/20	0.02	189,242
08/26/20	Quarterly	09/09/20	09/23/20	0.02	189,242
11/23/20	Quarterly	12/03/20	12/17/20	0.02	189,636
Total				$0.08	$757,362

Year ended December 31, 2019

Declaration Date	Type	Record Date	Payment Date	Dividend Per Share	Amount
03/22/19	Special	04/05/19	04/19/19	$0.05	$468,306

Note 15 – Recent Accounting Pronouncements

Accounting Guidance Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses,” which replaces the “incurred loss” model under current GAAP with a forward-looking “expected loss” model, principally in connection with financial assets subject to credit losses. Under current GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in making these determinations. The guidance under ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, beginning when such assets are first acquired. Under the expected loss model, expected credit losses will be measured based not only on past events and current conditions, but also on reasonable and supportable forecasts. The guidance also expands disclosure requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.