Form 10-Q
period 2021-03-31
OCEAN BIO CHEM INC
filed 2021-05-14
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

At May 13, 2021, 9,481,799 shares of the registrant’s common stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,161,761	$11,123,726
Trade accounts receivable less allowances of approximately $410,000 and $326,000, respectively	10,349,196	8,326,939
Receivables due from affiliated companies	1,137,278	1,496,104
Restricted cash	317,724	477,426
Inventories, net	14,234,795	13,175,756
Prepaid expenses and other current assets	1,422,382	1,259,786
Total Current Assets	38,623,136	35,859,737

Property, plant and equipment, net	10,736,332	10,101,962
Operating lease – right to use	247,621	268,920
Intangible assets, net	1,594,138	1,665,299
Total Assets	$51,201,227	$47,895,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$491,470	$500,694
Current portion of operating lease liability	87,172	86,377
Accounts payable - trade	3,140,558	1,966,010
Income taxes payable	576,626	-
Accrued expenses payable	1,312,794	1,142,825
Total Current Liabilities	5,608,620	3,695,906

Deferred tax liability	291,652	380,218
Operating lease liability, less current portion	160,449	182,543
Long-term debt, less current portion and debt issuance costs	3,614,216	3,730,180
Total Liabilities	9,674,937	7,988,847

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,481,799 shares issued and outstanding	94,818	94,818
Additional paid in capital	10,816,100	10,816,100
Accumulated other comprehensive loss	(294,920)	(294,324)
Retained earnings	30,910,292	29,290,477
Total Shareholders’ Equity	41,526,290	39,907,071

Total Liabilities and Shareholders’ Equity	$51,201,227	$47,895,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Net sales	$13,131,224	$7,819,503

Cost of goods sold	7,750,503	4,677,232

Gross profit	5,380,721	3,142,271

Operating Expenses:
Advertising and promotion	941,814	737,673
Selling and administrative	1,972,812	1,713,416
Total operating expenses	2,914,626	2,451,089

Operating income	2,466,095	691,182

Other (expense) income
Interest (expense), net	(37,187)	(15,874)
Gain on insurance settlement	-	126,210

Income before income taxes	2,428,908	801,518

Provision for income taxes	(524,639)	(174,637)

Net income	$1,904,269	$626,881

Earnings per common share – basic and diluted	$0.20	$0.07

Dividends declared per common share	$0.03	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Net income	$1,904,269	$626,881

Foreign currency translation adjustment	(596)	(2,328)

Comprehensive income	$1,903,673	$624,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	1,904,269	1,904,269

Dividends, common stock	-	-	-	-	(284,454)	(284,454)

Foreign currency translation adjustment	-	-	-	(596)	-	(596)

March 31, 2021	9,481,799	$94,818	$10,816,100	$(294,920)	$30,910,292	$41,526,290

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	626,881	626,881

Options exercised	5,296	53	(53)	-	-	-

Foreign currency translation adjustment	-	-	-	(2,328)	-	(2,328)

March 31, 2020	9,448,105	$94,481	$10,503,118	$(296,819)	$21,058,037	$31,358,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,904,269	$626,881
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	357,594	330,374
Deferred income taxes	(88,566)	25,315
Provision for bad debts	88,289	15,935
Provision for slow moving and obsolete inventory	9,756	35,404
Other operating non-cash items	(1,572)	(483)
Cash used related to 2019 chemical incident	-	(200,665)
Gain on insurance settlement	-	(126,210)

Changes in assets and liabilities:

Trade accounts receivable	(2,110,546)	711,965
Receivables due from affiliated companies	358,826	(233,430)
Inventories	(1,068,795)	(1,840,769)
Prepaid expenses and other current assets	(162,596)	(68,564)
Accounts payable – trade	1,174,548	949,090
Income taxes payable	576,626	-
Accrued expenses payable	169,969	62,971
Net cash provided by operating activities	1,207,802	287,814

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	-	411,657
Purchases of property, plant and equipment	(915,899)	(541,104)
Net cash used in investing activities	(915,899)	(129,447)

Cash flows from financing activities:
Payments on long-term debt	(130,092)	(126,673)
Dividends paid to common shareholders	(284,454)	-
Net cash used in financing activities	(414,546)	(126,673)

Effect of exchange rate on cash	976	(1,845)

Net (decrease) increase in cash and restricted cash	(121,667)	29,849

Cash and restricted cash at beginning of period	11,601,152	8,010,420
Cash and restricted cash at end of period	$11,479,485	$8,040,269

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$32,606	$36,261
Cash paid for income taxes during period	$-	$45,000
Cash paid under operating lease	$23,700	$23,700

Cash	$11,161,761	$6,148,351
Restricted cash	317,724	1,891,918
Total cash and restricted cash	$11,479,485	$8,040,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

2.	INVENTORIES

The Company’s inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$6,209,489	$5,393,961
Finished goods	8,325,443	8,072,176
Inventories, gross	14,534,932	13,466,137

Inventory reserves	(300,137)	(290,381)

Inventories, net	$14,234,795	$13,175,756

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $712,000 and $629,000 at March 31, 2021 and December 31, 2020, respectively.

3.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life	March 31, 2021	December 31, 2020

Land		$278,325	$278,325
Building and improvements	30 years	9,563,406	9,563,406
Manufacturing and warehouse equipment	6-20 years	12,052,901	11,959,563
Office equipment and furniture	3-5 years	1,889,210	1,880,387
Leasehold improvements	10-15 years	587,183	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process		1,277,941	464,203
Property, plant and equipment, gross		25,772,727	24,856,828

Less accumulated depreciation		(15,036,395)	(14,754,866)

Property, plant and equipment, net		$10,736,332	$10,101,962

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”), has been engaged since 2017 in a project involving the expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 7. At March 31, 2021, the Company had unused proceeds from the industrial development bond of approximately $318,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity.

Depreciation expense totaled $281,529 (of which $257,140 is included in cost of goods sold and $24,389 is included in selling and administrative expenses) and $254,308 (of which $230,966 is included in cost of goods sold and $23,342 is included in selling and administrative expenses) for the three months ended March 31, 2021 and 2020, respectively.

4.	LEASES

The Company has one operating lease and three finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was approximately $24,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had a right to use asset and a corresponding liability of $247,621 and $268,920, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending March 31,
2022	$94,800
2023	94,800
2024	71,100
Total future minimum lease payments	260,700
Less imputed interest	(13,079)
Total operating lease liability	$247,621

The Company’s three finance leases relate to office equipment. See Note 3 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 7 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three months ended March 31, 2021 and 2020 are set forth below.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease expense	$24,339	$24,521
Finance lease amortization	5,254	5,752
Finance lease interest	433	173
Total lease expense	$30,026	$30,446

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at March 30, 2021 and December 31, 2020 are set forth below:

March 31, 2021
Remaining lease term – operating lease	2.75 years
Weighted average remaining lease term – finance leases	4.4 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2020
Remaining lease term – operating lease	3.0 years
Weighted average remaining lease term – finance leases	4.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

5.	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

March 31, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$557,728	$65,005
Trade names and trademarks	1,715,325	636,168	1,079,157
Customer list	584,468	299,436	285,032
Product formulas	292,234	149,720	142,514
Royalty rights	160,000	137,570	22,430
Total intangible assets	$3,374,760	$1,780,622	$1,594,138

December 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$544,644	$78,089
Trade names and trademarks	1,715,325	626,413	1,088,912
Customer list	584,468	270,212	314,256
Product formulas	292,234	135,107	157,127
Royalty rights	160,000	133,085	26,915
Total intangible assets	$3,374,760	$1,709,461	$1,665,299

Amortization expense related to intangible assets was $71,161 and $71,162 for the three months ended March 31, 2021 and 2020, respectively.

6.	REVOLVING LINE OF CREDIT

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

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At March 31, 2021, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

There has been no negative impact in the availability of funds to the Company as a result of the COVID-19 pandemic.

At March 31, 2021 and December 31, 2020, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At March 31, 2021, the Company was in compliance with these financial covenants.

Through March 31, 2021, of the $4,500,000 proceeds of the Bond sale, there are unused proceeds of approximately $318,000 remaining that are held in a custodial account and may be drawn by Kinpak from time to time to fund additional expenditures related to the Expansion Project. Due to restrictions under, among other things, the Internal Revenue Code and the Lease on Kinpak’s utilization of the funds held in the custodial account, such funds are classified as restricted cash on the Company’s condensed consolidated balance sheets. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand production capacity.

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

At March 31, 2021 and December 31, 2020, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $95,000 and $100,000 at March 31, 2021 and December 31, 2020, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended March 31, 2021 and 2020, the Company paid $5,687 ($5,254 principal and $433 interest) and $5,925 ($5,752 principal and $173 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at March 31, 2021 and December 31, 2020:

	Current Portion		Long Term Portion
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Obligations related to industrial development bond financing	$265,912	$263,881	$3,387,284	$3,454,904
Note payable related to Snappy Marine asset acquisition	189,541	188,187	261,322	309,218
Obligation related to Check Corporation asset acquisition	34,375	47,082	-	-
Equipment leases	21,258	21,160	73,495	78,847
Total principal of long- term debt	511,086	520,310	3,722,101	3,842,969
Debt issuance costs	(19,616)	(19,616)	(107,885)	(112,789)
Total long- term debt	$491,470	$500,694	$3,614,216	$3,730,180

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending March 31,
2022	$511,086
2023	491,015
2024	371,055
2025	310,620
2026	312,167
Thereafter	2,237,244
Total	$4,233,187

8.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $513,000 and $651,000 for the three months ended March 31, 2021 and 2020, respectively. Fees for administrative services aggregated approximately $168,000 and $197,000 for the three months ended March 31, 2021 and 2020, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $36,000 and $30,000 during the three months ended March 31, 2021 and 2020, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $1,137,000 and $1,496,000 at March 31, 2021 and December 31, 2020, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of approximately $23,000 ($12,000 for research and development services, $7,000 for charter boat services that the Company used to provide sales incentives for customers and $4,000 for the production of television commercials) and $21,000 ($12,000 for research and development services and $9,000 for charter boat services that the Company used to provide sales incentives for customers) for the three months ended March 31, 2021 and 2020, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services and television production services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended March 31, 2021 and 2020, the Company paid an aggregate of approximately $397,000 and $257,000, respectively, in insurance premiums on policies obtained through the insurance broker.

9.	EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2021	2020
Earnings per common share –Basic

Net income	$1,904,269	$626,881

Weighted average number of common shares outstanding	9,481,799	9,444,834

Earnings per common share – Basic	$0.20	$0.07

Earnings per common share – Diluted

Net income	$1,904,269	$626,881

Weighted average number of common shares outstanding	9,481,799	9,444,834

Dilutive effect of outstanding stock options	-	7,265

Weighted average number of common shares outstanding – Diluted	9,481,799	9,452,099

Earnings per common share – Diluted	$0.20	$0.07

The Company had no stock options outstanding for the three months ended March 31, 2021 and 2020 that were antidilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during the three months ended March 31, 2021 and 2020, and at March 31, 2021, there were no outstanding stock options or unrecognized compensation expense related to stock options.

No stock awards were issued during the three months ended March 31, 2021 and 2020

11.	CASH DIVIDENDS

On February 25, 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.03 per common share payable on March 25, 2021 to all shareholders of record on March 11, 2021. There were 9,481,799 shares of common stock outstanding on March 11, 2021; therefore, dividends aggregating $284,454 were paid on March 25, 2021.

No dividends were declared during the three months ended March 31, 2020.

12.	CUSTOMER CONCENTRATION

During the three months ended March 31, 2021 and 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 43.2% (29.5% and 13.7%) and 24.4% (14.0% and 10.4%) of the Company’s net sales, for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 68.6% (37.4%, 21.2%, and 10.0%) and 63.6% (28.8%, 21.1%, and 13.7%) of the Company’s gross trade accounts receivable, at March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the impact of the COVID-19 pandemic on our business and the economy in general, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, availability in general of raw materials and other factors addressed in the sections entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020.

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

Kinpak has been engaged since 2017 in a project involving a major expansion of its manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”). Kinpak has completed the construction of, and placed into service, an approximately 85,000 square foot addition to the facilities and an expansion of a tank farm to accommodate an additional 500,000 gallons of tank capacity. The final phase of the Expansion Project entails the evaluation, purchase and installation of additional equipment. The Company is financing the Expansion Project through a $4,500,000 industrial development bond, which is described in Note 7. At March 31, 2021, the Company had unused proceeds from the industrial development bond of approximately $318,000 in a custodial account restricted for the use of funding additional capital improvements. The Company intends to utilize the remaining proceeds to purchase machinery and equipment to expand our production capacity.

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table provides a summary of our financial results for the three months ended March 31, 2021 and 2020:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$13,131,224	$7,819,503	67.9%	100.0%	100.0%
Cost of goods sold	7,750,503	4,677,232	65.7%	59.0%	59.8%
Gross profit	5,380,721	3,142,271	71.2%	41.0%	40.2%
Advertising and promotion	941,814	737,673	27.7%	7.2%	9.4%
Selling and administrative	1,972,812	1,713,416	15.1%	15.0%	21.9%
Operating income	2,466,095	691,182	256.8%	18.8%	8.8%
Interest (expense), net	(37,187)	(15,874)	134.3%	0.3%	0.2%
Gain on insurance settlement	-	126,210	(100.0)%	0.0%	1.6
Provision for income taxes	(524,639)	(174,637)	200.4%	4.0%	2.2%
Net income	$1,904,269	$626,881	203.8%	14.5%	8.0%

Net sales for the three months ended March 31, 2021 increased by approximately $5,312,000, or 67.9%, as compared to the three months ended March 31, 2020. The increase in net sales was principally a result of increased sales of Star brite® branded marine products and private label marine products. We believe the higher net sales is attributable to an overall growth in recreational boating; we can provide no assurance as to whether this interest will grow or lessen in the future.

Cost of goods sold increased by approximately $3,073,000, or 65.7%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in cost of goods sold was primarily a result of higher sales volume.

Gross profit increased by approximately $2,238,000, or 71.2%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Gross profit primarily increased due to our higher sales volume. As a percentage of net sales, gross profit was approximately 41.0% and 40.2% for the three months ended March 31, 2021 and 2020, respectively.

Advertising and promotion expenses increased by approximately $204,000, or 27.7%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in advertising and promotion expenses was principally a result of increased internet advertising. As a percentage of net sales, advertising and promotion expenses decreased to 7.2% for the three months ended March 31, 2021, from 9.4% for the three months ended March 31, 2020.

Selling and administrative expenses increased by approximately $259,000, or 15.1%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in selling and administrative expenses was primarily a result of the higher sales commissions and an increase to our trade accounts receivable allowance for bad debts, both of which were caused by higher net sales. As a percentage of net sales, selling and administrative expenses decreased to 15.0% for the three months ended March 31, 2021, from 21.9% for the three months ended March 31, 2020.

Interest (expense), net for the three months ended March 31, 2021 increased by approximately $21,000 or 134.3%, as compared to the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company had interest income from a money market mutual fund account which the Company did not have in the three months ended March 31, 2021.

Gain on insurance settlement was approximately $126,000 during the three months ended March 31, 2020. The Company received a check for approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019.

Provision for income taxes for the three months ended March 31, 2021 was approximately $525,000, or 21.6% of our income before taxes. For the three months ended March 31, 2020 the provision was approximately $175,000, or 21.8% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $11,162,000 at March 31, 2021 and approximately $11,124,000 at December 31, 2020. In addition, we had restricted cash of approximately $318,000 at March 31, 2021 and $477,000 at December 31, 2020. The restricted cash constitutes amounts held in a custodial account that are to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$1,207,802	$287,814
Net cash used in investing activities	(915,899)	(129,447)
Net cash used in financing activities	(414,546)	(126,673)
Effect of exchange rate fluctuations on cash	976	(1,845)
Net (decrease) increase in cash and restricted cash	$(121,667)	$29,849

Net cash provided by operating activities for the three months ended March 31, 2021 increased by approximately $920,000, or 319.6%, as compared to the three months ended March 31, 2020. In the three months ended March 31, 2021, the Company had higher net income, higher noncash adjustments to income, and most working capital changes provided more or used less cash, as compared to the three months ended March 31, 2020. The increases to cash provided by operating activities were partially offset by the change in trade accounts receivable during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Net trade accounts receivable at March 31, 2021 aggregated approximately $10,349,000, an increase of approximately $2,022,000, or 24.3%, as compared to approximately $8,327,000 in net trade accounts receivable outstanding at December 31, 2020.  The increase was principally a result of our net sales during the first quarter of 2021. Receivables due from affiliated companies aggregated approximately $1,137,000 at March 31, 2021, a decrease of approximately $359,000, or 24.0%, from receivables due from affiliated companies of approximately $1,496,000 at December 31, 2020. The decrease was a result of payments received during the first quarter of 2021.

Inventories, net were approximately $14,235,000 and $13,176,000 at March 31, 2021 and December 31, 2020, respectively, representing an increase of approximately $1,059,000, or 8.0%, during the three months ended March 31, 2021. The increase was necessary in order to meet the anticipated demands of the second quarter of 2021.

Net cash used in investing activities for the three months ended March 31, 2021 increased by approximately $786,000, or 607.5%, as compared to the three months ended March 31, 2020. The increase in cash used in investing activities was attributable to the Company receiving insurance proceeds (see Results of Operations) of $411,657 during the three months ended March 31, 2020 and the Company investing approximately $375,000 more in property, plant, and equipment in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Net cash used in financing activities for the three months ended March 31, 2021 increased by approximately $288,000, or 227.3%, as compared to the three months ended March 31, 2020. The increase in cash used in financing activities was principally a result of payments of dividends to common shareholders of approximately $284,000 during the three months ended March 31, 2021. There were no payments of dividends to common shareholders in the three months ended March 31, 2020.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At March 31, 2021 and December 31, 2020, we had outstanding balances of approximately $3,653,000 and $3,719,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the condensed consolidated financial statements included in this report.  At March 31, 2021, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report. At March 31, 2021, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At March 31, 2021, we had an outstanding balance of $466,666 under the promissory note (including $450,863 recorded as principal and $15,803 to be recorded as interest expense over the remaining term of the note).

In connection with our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).  At March 31, 2021, we had an outstanding balance of $ 34,783 (including $34,375 recorded as principal and $408 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $95,000 and $100,000 at March 31, 2021 and December 31, 2020, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the three months ended March 31, 2021, we recorded $596 in foreign currency translation adjustments (decreasing shareholders’ equity by $596).

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2020 Form 10-K.

We could be adversely affected by shortages of raw materials due to the ongoing COVID-19 pandemic, which shortages could lead to higher costs and or delayed production, and a negative impact on our business, results of operations, financial condition, cash flows, and stock price.

If our vendors, or any raw material vendors on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent coronavirus disease (COVID-19) pandemic, or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our business or results of operations. Events that adversely affect our suppliers of raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. We may also be able to obtain raw materials at higher costs than we have historically experienced and may not be able to pass the higher costs along to our customers in a timely manner.

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

101

The following materials from Ocean Bio-Chem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) Notes  to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 14, 2021	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 14, 2021	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer