Form 10-Q
period 2021-06-30
OCEAN BIO CHEM INC
filed 2021-08-16
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At August 16, 2021, 9,485,799 shares of the registrant’s common stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,304,377	$11,123,726
Trade accounts receivable less allowances of approximately $413,000 and $326,000, respectively	12,657,952	8,326,939
Receivables due from affiliated companies	898,278	1,496,104
Restricted cash	-	477,426
Inventories, net	16,741,489	13,175,756
Prepaid expenses and other current assets	1,527,435	1,259,786
Total Current Assets	40,129,531	35,859,737

Property, plant and equipment, net	12,449,925	10,101,962
Operating lease – right to use	226,127	268,920
Intangible assets, net	1,522,976	1,665,299
Total Assets	$54,328,559	$47,895,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$483,166	$500,694
Current portion of operating lease liability	87,974	86,377
Accounts payable – trade	4,293,300	1,966,010
Income taxes payable	3,107	-
Accrued expenses payable	1,575,316	1,142,825
Total Current Liabilities	6,442,863	3,695,906

Deferred tax liability	380,589	380,218
Operating lease liability, less current portion	138,153	182,543
Long-term debt, less current portion and debt issuance costs	3,466,946	3,730,180
Total Liabilities	10,428,551	7,988,847

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,485,799 and 9,481,799 shares issued and outstanding	94,858	94,818
Additional paid in capital	10,871,840	10,816,100
Accumulated other comprehensive loss	(293,843)	(294,324)
Retained earnings	33,227,153	29,290,477
Total Shareholders’ Equity	43,900,008	39,907,071

Total Liabilities and Shareholders’ Equity	$54,328,559	$47,895,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$15,688,985	$15,701,622	$28,820,209	$23,521,125

Cost of goods sold	8,416,553	7,994,110	16,167,056	12,671,342

Gross profit	7,272,432	7,707,512	12,653,153	10,849,783

Operating Expenses:
Advertising and promotion	1,265,583	804,263	2,207,397	1,541,936
Selling and administrative	2,641,657	2,498,659	4,614,469	4,212,075
Total operating expenses	3,907,240	3,302,922	6,821,866	5,754,011

Operating income	3,365,192	4,404,590	5,831,287	5,095,772

Other (expense) income
Interest (expense), net	(40,823)	(38,206)	(78,010)	(54,080)
Gain on insurance settlement	-	-	-	126,210

Income before income taxes	3,324,369	4,366,384	5,753,277	5,167,902

Provision for income taxes	(723,054)	(914,063)	(1,247,693)	(1,088,700)

Net income	$2,601,315	$3,452,321	$4,505,584	$4,079,202

Earnings per common share – basic	$0.27	$0.37	$0.48	$0.43

Earnings per common share – diluted	$0.27	$0.36	$0.48	$0.43

Dividends declared per common share	$0.03	$0.04	$0.06	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$2,601,315	$3,452,321	$4,505,584	$4,079,202

Foreign currency translation adjustment	1,077	946	481	(1,382)

Comprehensive income	$2,602,392	$3,453,267	$4,506,065	$4,077,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
March 31, 2021	9,481,799	$94,818	$10,816,100	$(294,920)	$30,910,292	$41,526,290

Net income	-	-	-	-	2,601,315	2,601,315

Dividends, common stock	-	-	-	-	(284,454)	(284,454)

Stock based compensation	4,000	40	55,740	-	-	55,780

Foreign currency translation adjustment	-	-	-	1,077	-	1,077

June 30, 2021	9,485,799	$94,858	$10,871,840	$(293,843)	$33,227,153	$43,900,008

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
March 31, 2020	9,448,105	$94,481	$10,503,118	$(296,819)	$21,058,037	$31,358,817

Net income	-	-	-	-	3,452,321	3,452,321

Dividends, common stock	-	-	-	-	(378,484)	(378,484)

Options exercised	10,000	100	20,600	-	-	20,700

Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	946	-	946

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	4,505,584	4,505,584

Dividends, common stock	-	-	-	-	(568,908)	(568,908)

Stock based compensation	4,000	40	55,740	-	-	55,780

Foreign currency translation adjustment	-	-	-	481	-	481

June 30, 2021	9,485,799	$94,858	$10,871,840	$(293,843)	$33,227,153	$43,900,008

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	4,079,202	4,079,202

Dividends, common stock	-	-	-	-	(378,484)	(378,484)

Options exercised	15,296	153	20,547	-	-	20,700

Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	(1,382)	-	(1,382)

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,505,584	$4,079,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	726,441	670,623
Deferred income taxes	371	40,670
Stock based compensation	55,780	22,220
Provision for bad debts	92,057	132,711
Provision for slow moving and obsolete inventory	20,395	35,404
Impairment of equipment	-	65,725
Other operating non-cash items	(1,294)	(904)
Cash used related to 2019 chemical incident	-	(200,665)
Gain on insurance settlement	-	(126,210)

Changes in assets and liabilities:
Trade accounts receivable	(4,423,070)	(5,839,993)
Receivables due from affiliated companies	597,826	(423,584)
Inventories	(3,586,128)	(2,155,642)
Prepaid expenses and other current assets	(267,649)	52,790
Accounts payable – trade	2,327,290	1,241,808
Income taxes payable	3,107	1,008,546
Accrued expenses payable	432,491	906,494
Net cash provided by (used in) operating activities	483,201	(490,805)

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	-	411,657
Purchases of property, plant and equipment	(2,922,273)	(1,219,653)
Net cash used in investing activities	(2,922,273)	(807,996)

Cash flows from financing activities:
Payments on long-term debt	(290,570)	(253,867)
Proceeds from CARES Act note	-	1,556,800
Repayment of CARES Act note	-	(1,556,800)
Dividends paid to common shareholders	(568,908)	(378,484)
Proceeds from exercise of stock options	-	20,700
Net cash used in financing activities	(859,478)	(611,651)

Effect of exchange rate on cash	1,775	(478)

Net decrease in cash and restricted cash	(3,296,775)	(1,910,930)

Cash and restricted cash at beginning of period	11,601,152	8,010,420
Cash and restricted cash at end of period	$8,304,377	$6,099,490

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$64,824	$72,107
Cash paid for income taxes during period	$1,207,636	$39,484
Cash paid under operating lease	$47,400	$47,400

Cash	$8,304,377	$4,677,344
Restricted cash	-	1,422,146
Total cash and restricted cash	$8,304,377	$6,099,490

Noncash lease activities:
Finance lease right to use assets exchanged for finance lease liabilities	$-	$96,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

2.	INVENTORIES

The Company’s inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$7,224,917	$5,393,961
Finished goods	9,827,348	8,072,176
Inventories, gross	17,052,265	13,466,137
Inventory reserves	(310,776)	(290,381)
Inventories, net	$16,741,489	$13,175,756

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $804,000 and $629,000 at June 30, 2021 and December 31, 2020, respectively.

3.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life	June 30, 2021	December 31, 2020
Land		$278,325	$278,325
Building and improvements	30 years	9,636,267	9,563,406
Manufacturing and warehouse equipment	6-20 years	12,511,024	11,959,563
Office equipment and furniture	3-5 years	1,896,092	1,880,387
Leasehold improvements	10-15 years	587,183	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process		2,728,977	464,203
Property, plant and equipment, gross		27,761,629	24,856,828
Less accumulated depreciation		(15,311,704)	(14,754,866)
Property, plant and equipment, net		$12,449,925	$10,101,962

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”), has started a 69,000 square foot expansion of its manufacturing, warehouse and distribution facilities in Montgomery, AL. The expansion is expected to be completed in early 2022. For more information see our Current Report on Form 8-K filed on February 3, 2021.

Depreciation expense totaled $292,781 (of which $268,231 is included in cost of goods sold and $24,550 is included in selling and administrative expenses) and $264,183 (of which $238,413 is included in cost of goods sold and $25,770 is included in selling and administrative expenses) for the three months ended June 30, 2021 and 2020, respectively, and $574,310 (of which $525,371 is included in cost of goods sold and $48,939 is included in selling and administrative expenses) and $518,491 (of which $469,379 is included in cost of goods sold and $49,112 is included in selling and administrative expenses) for the six months ended June 30, 2021 and 2020, respectively.

4.	LEASES

The Company has one operating lease and three finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was $24,339 and $24,521 for the three months ended June 30, 2021 and 2020, respectively, and $48,678 and $49,043 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had a right to use asset and a corresponding liability of $226,127 and $268,920, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending June 30,
2022	$94,800
2023	94,800
2024	47,400
Total future minimum lease payments	237,000
Less imputed interest	(10,873)
Total operating lease liability	$226,127

The Company’s three finance leases relate to office equipment. See Note 3 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 7 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and six months ended June 30, 2021 and 2020 are set forth below.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease expense	$24,339	$24,521
Finance lease amortization	5,277	5,780
Finance lease interest	412	145
Total lease expense	$30,028	$30,446

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease expense	$48,678	$49,043
Finance lease amortization	10,531	11,532
Finance lease interest	845	318
Total lease expense	$60,054	$60,893

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at June 30, 2021 and December 31, 2020 are set forth below:

June 30, 2021
Remaining lease term – operating lease	2.5 years
Weighted average remaining lease term – finance leases	4.2 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2020
Remaining lease term – operating lease	3.0 years
Weighted average remaining lease term – finance leases	4.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

5.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

June 30, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$570,812	$51,921
Trade names and trademarks	1,715,325	645,926	1,069,399
Customer list	584,468	328,659	255,809
Product formulas	292,234	164,330	127,904
Royalty rights	160,000	142,057	17,943
Total intangible assets	$3,374,760	$1,851,784	$1,522,976

December 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$544,644	$78,089
Trade names and trademarks	1,715,325	626,413	1,088,912
Customer list	584,468	270,212	314,256
Product formulas	292,234	135,107	157,127
Royalty rights	160,000	133,085	26,915
Total intangible assets	$3,374,760	$1,709,461	$1,665,299

Amortization expense related to intangible assets was $71,162 for each of the three months ended June 30, 2021 and 2020, and $142,323 and $142,324 for the six months ended June 30, 2021 and 2020, respectively.

6.	REVOLVING LINE OF CREDIT

On August 31, 2018, the Company and Regions Bank (“Regions”) entered into a Business Loan Agreement (the “Business Loan Agreement”), under which the Company was provided a revolving line of credit. Under the Business Loan Agreement, the Company may borrow up to the lesser of (i) $6,000,000 or (ii) a borrowing base equal to 85% of Eligible Accounts (as defined in the Business Loan Agreement) plus 50% of Eligible Inventory (as defined in the Business Loan Agreement). Interest on amounts borrowed under the revolving line of credit is payable monthly at the one-month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. Eligible Accounts do not include, among other things, accounts receivable from affiliated entities.

Outstanding amounts under the revolving line of credit are payable on demand. If no demand is made, the Company may repay and reborrow funds from time to time until expiration of the revolving line of credit on August 31, 2021, at which time all outstanding principal and interest will be due and payable. The Company’s obligations under the revolving line of credit are principally secured by the Company’s accounts receivable and inventory. The Business Loan Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior year current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures; “long term debt” generally is defined as “debt instruments with a maturity principal due date of one year or more in length,” including, among other listed contractual debt instruments, “revolving lines of credit” and “capital leases obligations,” and “prior year current maturities of long term debt” generally is defined as the principal portions of long-term debt maturing within one year as listed at the last quarter end of the prior completed four fiscal quarters. At June 30, 2021, the Company was in compliance with these financial covenants. The revolving line of credit is subject to several events of default, including a decline in the majority shareholder’s ownership below 50% of all outstanding shares.

There has been no negative impact in the availability of funds to the Company as a result of the COVID-19 pandemic.

At June 30, 2021 and December 31, 2020, the Company had no borrowings under the revolving line of credit provided by the Business Loan Agreement.

The Business Loan Agreement was scheduled to terminate on August 31, 2021. However effective July 30, 2021, it was superseded by the Company’s new Business Loan Agreement. For more information see Note 13.

7.	LONG TERM DEBT

Industrial Development Bond Financing

On September 26, 2017, Kinpak indirectly obtained a $4,500,000 loan from Regions Capital Advantage, Inc. (the “Lender”). The proceeds of the loan have been used in full as of June 30, 2021, principally to pay or reimburse costs relating to the expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, as well as the purchase and installation of associated machinery and equipment (the “Expansion Project”).

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At June 30, 2021, the Company was in compliance with these financial covenants.

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

At June 30, 2021 and December 31, 2020, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $89,000 and $100,000 at June 30, 2021 and December 31, 2020, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended June 30, 2021 and 2020, the Company paid $5,689 ($5,277 principal and $412 interest) and $5,925 ($5,780 principal and $145 interest), respectively, and during the six months ended June 30, 2021 and 2020, the Company paid $11,376 ($10,531 principal and $845 interest) and $11,850 ($11,532 principal and $318 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at June 30, 2021 and December 31, 2020:

	Current Portion		Long Term Portion
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Obligations related to industrial development bond financing	$268,952	$263,881	$3,288,726	$3,454,904
Note payable related to Snappy Marine asset acquisition	190,904	188,187	213,082	309,218
Obligation related to Check Corporation asset acquisition	21,569	47,082	-	-
Equipment leases	21,357	21,160	68,119	78,847
Total principal of long- term debt	502,782	520,310	3,569,927	3,842,969
Debt issuance costs	(19,616)	(19,616)	(102,981)	(112,789)
Total long- term debt	$483,166	$500,694	$3,466,946	$3,730,180

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending June 30,
2022	$502,782
2023	495,653
2024	323,826
2025	314,029
2026	310,884
Thereafter	2,125,535
Total	$4,072,709

8.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $543,000 and $381,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $1,056,000 and $1,032,000 for the six months ended June 30, 2021 and 2020, respectively. Fees for administrative services aggregated approximately $289,000 and $283,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $457,000 and $480,000 for the six months ended June 30, 2021 and 2020, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $27,000 and $21,000 during the three months ended June 30, 2021 and 2020, respectively, and approximately $63,000 and $51,000 during the six months ended June 30, 2021 and 2020, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $898,000 and $1,496,000 at June 30, 2021 and December 31, 2020, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company. Under this arrangement, the Company paid the entity an aggregate of $21,000 ($12,000 for research and development services, $7,000 for charter boat services that the Company used to provide sales incentives to customers and $2,000 for the production of television commercials) and $14,000 ($12,000 for research and development services and $2,000 for the production of television commercials) for the three months ended June 30, 2021 and 2020, respectively, and $44,000 ($24,000 for research and development services, $14,000 for charter boat services that the Company used to provide sales incentives for customers and $6,000 for the production of television commercials) and $35,000 ($24,000 for research and development services, $9,000 for charter boat services that the Company used to provide sales incentives for customers and $2,000 for the production of television commercials) for the six months ended June 30, 2021 and 2020, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended June 30, 2021 and 2020, the Company paid an aggregate of approximately $432,000 and $256,000, respectively, and during the six months ended June 30, 2021 and 2020, the Company paid an aggregate of approximately $829,000 and $513,000, respectively in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share – Basic
Net income	$2,601,315	$3,452,321	$4,505,584	$4,079,202
Weighted average number of common shares outstanding	9,482,854	9,456,896	9,482,329	9,450,865
Earnings per common share – Basic	$0.27	$0.37	$0.48	$0.43

Earnings per common share – Diluted
Net income	$2,601,315	$3,452,321	$4,505,584	$4,079,202
Weighted average number of common shares outstanding	9,482,854	9,456,896	9,482,329	9,450,865
Dilutive effect of outstanding stock options	-	1,743	-	5,642
Weighted average number of common shares outstanding - Diluted	9,482,854	9,458,639	9,482,329	9,456,507

Earnings per common share – Diluted	$0.27	$0.36	$0.48	$0.43

The Company had no stock options outstanding during any of the three and six month periods ended June 30, 2021 and 2020 that were antidilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock compensation expense during the three and six months ended June 30, 2021 and 2020 was $55,780 and $22,220, respectively, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. At June 30, 2021, there were no outstanding stock options or unrecognized compensation expense related to stock options.

11.	CASH DIVIDENDS

The Company’s board of directors declared the following cash dividends during the six months ended June 30, 2021 and 2020:

Six months ended June 30, 2021

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
February 25, 2021	Quarterly	March 11, 2021	March 25, 2021	$0.03	$284,454
May 21, 2021	Quarterly	June 4, 2021	June 18, 2021	0.03	284,454
Total				$0.06	$568,908

Six months ended June 30, 2020

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
May 26, 2020	Special	June 9, 2020	June 23, 2020	$0.02	$189,242
May 26, 2020	Quarterly	June 9, 2020	June 23, 2020	0.02	189,242
Total				$0.04	$378,484

12.	CUSTOMER CONCENTRATION

During the three months ended June 30, 2021 and 2020, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 47.1% (18.6%, 18.5% and 10.0%) and 49.0% (25.8%, 13.1%, and 10.1%) of the Company’s net sales, respectively, for the three months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021 and 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers respectively represented approximately 39.8% (23.5% and 16.3%) and 34.0% (20.6% and 13.4%) of the Company’s net sales, respectively, for the six months ended June 30, 2021 and 2020.

At June 30, 2021 and December 31, 2020, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 66.6% (27.1%, 22.8%, and 16.7%) and 63.6% (28.8%, 21.1%, and 13.7%) of the Company’s gross trade accounts receivable at June 30, 2021 and December 31, 2020, respectively.

13.	SUBSEQUENT EVENTS

On July 30, 2021, Kinpak obtained a $5,000,000 loan from Regions. The proceeds of the loan will be used principally to pay or reimburse costs of constructing an approximately 69,000 square foot addition to Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama, and for purchasing and installing associated machinery and equipment.

The Loan bears a fixed interest at the rate of 3.25% per annum (subject to increase to 5.25% per annum upon the occurrence of an event of default), and will be payable in 119 monthly installments of $35,249, beginning on August 20, 2021 and ending on June 20, 2031, with a final principal and interest payment of $1,982,579 to be made on July 20, 2031.

For more information see our Current Report on Form 8-K filed on August 4, 2021.

On August 6, 2021, the Company renewed its Business Loan Agreement with Regions, effective July 30, 2021, under which the Company was provided a revolving line of credit. The Company can borrow up to $6,000,000 based on its inventories and trade accounts receivable. Interest on amounts borrowed under the revolving line of credit is payable monthly at the one-month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis.

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

Results of Operations:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table provides a summary of our financial results for the three months ended June 30, 2021 and 2020:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$15,688,985	$15,701,622	(0.1)%	100.0%	100.0%
Cost of goods sold	8,416,553	7,994,110	5.3%	53.6%	50.9%
Gross profit	7,272,432	7,707,512	(5.6)%	46.4%	49.1%
Advertising and promotion	1,265,583	804,263	57.4%	8.1%	5.1%
Selling and administrative	2,641,657	2,498,659	5.7%	16.8%	15.9%
Operating income	3,365,192	4,404,590	(23.6)%	21.4%	28.1%
Interest (expense), net	(40,823)	(38,206)	6.8%	0.3%	0.2%
Provision for income taxes	(723,054)	(914,063)	(20.9)%	4.6%	5.8%
Net income	$2,601,315	$3,452,321	(24.7)%	16.6%	22.0%

Net sales for the three months ended June 30, 2021 decreased by approximately $13,000, or 0.1%, as compared to the three months ended June 30, 2020.

Cost of goods sold increased by approximately $422,000, or 5.3%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Although net sales were approximately the same in both periods, cost of sales increased primarily because of increased sales of lower margin products and decreased sales of high margin disinfectant products in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Gross profit decreased by approximately $435,000, or 5.6%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Gross profit primarily decreased due to the Company’s cost of goods sold described above. As a percentage of net sales, gross profit was approximately 46.4% and 49.1% for the three months ended June 30, 2021 and 2020, respectively.

Advertising and promotion expenses increased by approximately $461,000, or 57.4%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in advertising and promotion expenses was principally a result of increased internet advertising and cooperative advertising with one of our major customers. As a percentage of net sales, advertising and promotion expenses increased to 8.1% for the three months ended June 30, 2021, from 5.1% for the three months ended June 30, 2020.

Selling and administrative expenses increased by approximately $143,000, or 5.7%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in selling and administrative expenses was primarily a result of the higher employee compensation expenses. As a percentage of net sales, selling and administrative expenses increased to 16.8% for the three months ended June 30, 2021, from 15.9% for the three months ended June 30, 2020.

Interest (expense), net for the three months ended June 30, 2021 increased by approximately $3,000 or 6.8%, as compared to the three months ended June 30, 2020.

Provision for income taxes for the three months ended June 30, 2021 was approximately $723,000, or 21.8% of our income before taxes. For the three months ended June 30, 2020 the provision was approximately $914,000, or 20.9% of our income before taxes.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table provides a summary of our financial results for the six months ended June 30, 2021 and 2020:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$28,820,209	$23,521,125	22.5%	100.0%	100.0%
Cost of goods sold	16,167,056	12,671,342	27.6%	56.1%	53.9%
Gross profit	12,653,153	10,849,783	16.6%	43.9%	46.1%
Advertising and promotion	2,207,397	1,541,936	43.2%	7.7%	6.6%
Selling and administrative	4,614,469	4,212,075	9.6%	16.0%	17.9%
Operating income	5,831,287	5,095,772	14.4%	20.2%	21.7%
Interest (expense), net	(78,010)	(54,080)	44.2%	0.3%	0.2%
Gain on insurance settlement	-	126,210	(100.0)%	0.0%	0.5%
Provision for income taxes	(1,247,693)	(1,088,700)	14.6%	4.3%	4.6%
Net income	$4,505,584	$4,079,202	10.5%	15.6%	17.3%

Net sales for the six months ended June 30, 2021 increased by approximately $5,299,000, or 22.5%, as compared to the six months ended June 30, 2020. The increase in net sales was principally a result of increased sales of Star brite® branded marine products, private label marine products, and RV products.

Cost of goods sold increased by approximately $3,496,000, or 27.6%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in cost of goods sold was a result of higher sales volume and the mix of products sold described above.

Gross profit increased by approximately $1,803,000, or 16.6%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Gross profit increased due to our higher sales volume. As a percentage of net sales, gross profit was approximately 43.9% and 46.1% for the six months ended June 30, 2021 and 2020, respectively.

Advertising and promotion expenses increased by approximately $665,000, or 43.2%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in advertising and promotion expenses was principally a result of increased internet advertising. As a percentage of net sales, advertising and promotion expenses increased to 7.7% for the six months ended June 30, 2021, from 6.6% for the six months ended June 30, 2020.

Selling and administrative expenses increased by approximately $402,000, or 9.6%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in selling and administrative expenses was primarily a result of our higher net sales which resulted in increased sales commissions and higher employee compensation expenses. As a percentage of net sales, selling and administrative expenses decreased to 16.0% for the six months ended June 30, 2021, from 17.9% for the six months ended June 30, 2020.

Interest (expense), net for the six months ended June 30, 2021 increased by approximately $24,000 or 44.2%, as compared to the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company had interest income from a money market mutual fund account which the Company did not have in the six months ended June 30, 2021.

Gain on insurance settlement was approximately $126,000 during the six months ended June 30, 2020. The Company received a check for approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019.

Provision for income taxes for the six months ended June 30, 2021 was approximately $1,248,000, or 21.7% of our income before taxes. For the six months ended June 30, 2020 the provision was approximately $1,089,000, or 21.1% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $8,304,000 at June 30, 2021 and approximately $11,124,000 at December 31, 2020. In addition, we had restricted cash of approximately $477,000 at December 31, 2020. The restricted cash constituted amounts held in a custodial account to be used from time to time to fund additional capital expenditures in connection with the Expansion Project. At June 30, 2021, these amounts have been fully expended. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$483,201	$(490,805)
Net cash used in investing activities	(2,922,273)	(807,996)
Net cash used in financing activities	(859,478)	(611,651)
Effect of exchange rate fluctuations on cash	1,775	(478)
Net decrease in cash and restricted cash	$(3,296,775)	$(1,910,930)

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $483,000, and net cash used in operating activities for the six months ended June 30, 2020 was approximately $491,000. During the six months ended June 30, 2021, the Company had higher net income, higher noncash adjustments to income, and overall working capital changes provided more or used less cash, as compared to the six months ended June 30, 2020.

Net trade accounts receivable at June 30, 2021 aggregated approximately $12,658,000, an increase of approximately $4,331,000, or 52.0%, as compared to approximately $8,327,000 in net trade accounts receivable outstanding at December 31, 2020. The increase was principally a result of our net sales during the second quarter of 2021. Receivables due from affiliated companies aggregated approximately $898,000 at June 30, 2021, a decrease of approximately $598,000, or 40.0%, from receivables due from affiliated companies of approximately $1,496,000 at December 31, 2020. The decrease was a result of payments received during the six months ended June 30, 2021.

Inventories, net were approximately $16,741,000 and $13,176,000 at June 30, 2021 and December 31, 2020, respectively, representing an increase of approximately $3,565,000, or 27.1%, during the six months ended June 30, 2021. The increase in inventories is principally due to the combination of anticipated strong sales and the potential for disruption of production and distribution of products at Kinpak (see Note 3).

Net cash used in investing activities for the six months ended June 30, 2021 increased by approximately $2,114,000, or 261.7%, as compared to the six months ended June 30, 2020. The increase in cash used was principally to expand our manufacturing, warehouse and distribution facilities at Kinpak. Additionally, the Company received insurance proceeds (see Results of Operations) of approximately $412,000 during the six months ended June 30, 2020.

Net cash used in financing activities for the six months ended June 30, 2021 increased by approximately $248,000, or 40.5%, as compared to the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company paid dividends to common shareholders aggregating approximately $569,000 and made payments on long term debt of approximately $290,000, as compared to dividends paid to common shareholders aggregating approximately $378,000 and payments on long term debt of approximately $254,000 in the six months ended June 30, 2020. Additionally, the Company received proceeds from the exercise of stock options of approximately $21,000 during the six months ended June 30, 2020.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At June 30, 2021 and December 31, 2020, we had outstanding balances of approximately $3,558,000 and $3,719,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the condensed consolidated financial statements included in this report. At June 30, 2021, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report. At June 30, 2021, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At June 30, 2021, we had an outstanding balance of $416,667 under the promissory note (including $403,986 recorded as principal and $12,681 to be recorded as interest expense over the remaining term of the note).

In connection with our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months). At June 30, 2021, we had an outstanding balance of $21,739 (including $21,569 recorded as principal and $170 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $89,000 and $100,000 at June 30, 2021 and December 31, 2020, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the six months ended June 30, 2021, we recorded $481 in foreign currency translation adjustments (increasing shareholders’ equity by $481).

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

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Q1 2021 Form 10-Q”) under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K, as updated by the Q1 2021 Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated July 20, 2021, between Kinpak and Regions.

10.2	Guaranty Agreement dated July 20, 2021, provided by the Company to Regions.

10.3	Business Loan Agreement effective July 30, 2021 between the Company and Regions.

10.4	Commercial Security Agreement dated July 30, 2021 between the Company and Regions.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 16, 2021	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 16, 2021	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer