Form 10-Q
period 2021-09-30
OCEAN BIO CHEM INC
filed 2021-11-15
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At November 11, 2021, 9,485,799 shares of the registrant’s common stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,679,703	$11,123,726
Trade accounts receivable less allowances of approximately $492,000 and $326,000, respectively	17,226,890	8,326,939
Receivables due from affiliated companies	624,748	1,496,104
Restricted cash	-	477,426
Inventories, net	16,788,800	13,175,756
Prepaid expenses and other current assets	1,970,210	1,259,786
Total Current Assets	47,290,351	35,859,737

Property, plant and equipment, net	14,180,888	10,101,962
Operating lease – right to use	204,434	268,920
Intangible assets, net	1,451,814	1,665,299
Total Assets	$63,127,487	$47,895,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$737,995	$500,694
Current portion of operating lease liability	88,783	86,377
Accounts payable – trade	5,082,599	1,966,010
Accrued expenses payable	1,820,964	1,142,825
Total Current Liabilities	7,730,341	3,695,906

Deferred tax liability	412,795	380,218
Operating lease liability, less current portion	115,651	182,543
Long-term debt, less current portion and debt issuance costs	7,983,559	3,730,180
Total Liabilities	16,242,346	7,988,847

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,485,799 and 9,481,799 shares issued and outstanding	94,858	94,818
Additional paid in capital	10,871,840	10,816,100
Accumulated other comprehensive loss	(294,997)	(294,324)
Retained earnings	36,213,440	29,290,477
Total Shareholders’ Equity	46,885,141	39,907,071

Total Liabilities and Shareholders’ Equity	$63,127,487	$47,895,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$21,483,054	$19,161,372	$50,303,263	$42,682,497

Cost of goods sold	14,028,573	10,414,131	30,195,629	23,085,473

Gross profit	7,454,481	8,747,241	20,107,634	19,597,024

Operating Expenses:
Advertising and promotion	955,812	723,446	3,163,209	2,265,382
Selling and administrative	2,292,301	2,030,787	6,906,770	6,242,862
Total operating expenses	3,248,113	2,754,233	10,069,979	8,508,244

Operating income	4,206,368	5,993,008	10,037,655	11,088,780

Other (expense) income
Interest (expense), net	(35,776)	(39,615)	(113,786)	(93,695)
Gain on insurance settlement	-	-	-	126,210

Income before income taxes	4,170,592	5,953,393	9,923,869	11,121,295

Provision for income taxes	(899,731)	(1,296,563)	(2,147,424)	(2,385,263)

Net income	$3,270,861	$4,656,830	$7,776,445	$8,736,032

Earnings per common share – basic and diluted	$0.34	$0.49	$0.82	$0.92

Dividends declared per common share	$0.03	$0.02	$0.09	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$3,270,861	$4,656,830	$7,776,445	$8,736,032
Foreign currency translation adjustment	(1,154)	(281)	(673)	(1,663)

Comprehensive income	$3,269,707	$4,656,549	$7,775,772	$8,734,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2021	9,485,799	$94,858	$10,871,840	$(293,843)	$33,227,153	$43,900,008

Net income	-	-	-	-	3,270,861	3,270,861

Dividends, common stock	-	-	-	-	(284,574)	(284,574)

Foreign currency translation adjustment	-	-	-	(1,154)	-	(1,154)

September 30, 2021	9,485,799	$94,858	$10,871,840	$(294,997)	$36,213,440	$46,885,141

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

June 30, 2020	9,462,105	$94,621	$10,545,898	$(295,873)	$24,131,874	$34,476,520

Net income	-	-	-	-	4,656,830	4,656,830

Dividends, common stock	-	-	-	-	(189,242)	(189,242)

Foreign currency translation adjustment	-	-	-	(281)	-	(281)

September 30, 2020	9,462,105	$94,621	$10,545,898	$(296,154)	$28,599,462	$38,943,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	7,776,445	7,776,445

Dividends, common stock	-	-	-	-	(853,482)	(853,482)

Stock based compensation	4,000	40	55,740	-	-	55,780

Foreign currency translation adjustment	-	-	-	(673)	-	(673)

September 30, 2021	9,485,799	$94,858	$10,871,840	$(294,997)	$36,213,440	$46,885,141

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2019	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	8,736,032	8,736,032

Dividends, common stock	-	-	-	-	(567,726)	(567,726)

Options exercised	15,296	153	20,547	-	-	20,700

Stock based compensation	4,000	40	22,180	-	-	22,220

Foreign currency translation adjustment	-	-	-	(1,663)	-	(1,663)

September 30, 2020	9,462,105	$94,621	$10,545,898	$(296,154)	$28,599,462	$38,943,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,776,445	$8,736,032
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,105,542	1,020,179
Deferred income taxes	32,577	88,377
Stock based compensation	55,780	22,220
Provision for bad debts	170,978	213,398
Provision for slow moving and obsolete inventory	24,450	47,146
Impairment of equipment	-	65,725
Other operating non-cash items	(690)	(1,061)
Cash used related to 2019 chemical incident	-	(200,665)
Gain on insurance settlement	-	(126,210)

Changes in assets and liabilities:

Trade accounts receivable	(9,070,929)	(9,343,556)
Receivables due from affiliated companies	871,356	(145,840)
Inventories	(3,637,494)	(2,812,905)
Prepaid expenses and other current assets	(710,424)	(43,784)
Accounts payable – trade	3,116,589	2,709,747
Income taxes payable	-	267,402
Accrued expenses payable	678,139	881,019
Net cash provided by operating activities	412,319	1,377,224

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	-	411,657
Purchases of property, plant and equipment	(4,956,102)	(1,549,077)
Net cash used in investing activities	(4,956,102)	(1,137,420)

Cash flows from financing activities:
Payments on long-term debt	(513,990)	(381,616)
Proceeds from term loan	4,989,789	-
Proceeds from CARES Act note	-	1,556,800
Repayment of CARES Act note	-	(1,556,800)
Dividends paid to common shareholders	(853,482)	(567,726)
Proceeds from exercise of stock options	-	20,700
Net cash provided by (used in) financing activities	3,622,317	(928,642)

Effect of exchange rate on cash	17	(602)

Net decrease in cash and restricted cash	(921,449)	(689,440)

Cash and restricted cash at beginning of period	11,601,152	8,010,420
Cash and restricted cash at end of period	$10,679,703	$7,320,980

Supplemental disclosure of cash flow information:
Cash paid for interest during period excluding capitalized interest	$95,858	$107,147
Cash paid for income taxes during period	$2,175,938	$2,029,484
Cash paid under operating lease	$71,100	$71,100

Cash	$10,679,703	$6,581,944
Restricted cash	-	739,036
Total cash and restricted cash	$10,679,703	$7,320,980

Noncash lease activities:
Finance lease right to use assets exchanged for finance lease liabilities	$-	$96,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

2.	INVENTORIES

The Company’s inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$7,659,240	$5,393,961
Finished goods	9,444,391	8,072,176
Inventories, gross	17,103,631	13,466,137

Inventory reserves	(314,831)	(290,381)

Inventories, net	$16,788,800	$13,175,756

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $1,047,000 and $629,000 at September 30, 2021 and December 31, 2020, respectively.

3.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life	September 30, 2021	December 31, 2020

Land		$278,325	$278,325
Building and improvements	30 years	9,696,070	9,563,406
Manufacturing and warehouse equipment	6-20 years	12,889,187	11,959,563
Office equipment and furniture	3-5 years	1,907,868	1,880,387
Leasehold improvements	10-15 years	587,183	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process		4,313,064	464,203
Property, plant and equipment, gross		29,795,458	24,856,828

Less accumulated depreciation		(15,614,570)	(14,754,866)

Property, plant and equipment, net		$14,180,888	$10,101,962

The Company’s wholly owned subsidiary, Kinpak Inc. (“Kinpak”), has started a 69,000 square foot expansion of its manufacturing, warehouse and distribution facilities in Montgomery, AL. The expansion is expected to be completed in early 2022. For more information see our Current Report on Form 8-K filed on February 3, 2021.

Depreciation expense totaled $302,866 (of which $277,931 is included in cost of goods sold and $24,935 is included in selling and administrative expenses) and $273,490 (of which $248,528 is included in cost of goods sold and $24,962 is included in selling and administrative expenses) for the three months ended September 30, 2021 and 2020, respectively, and $877,176 (of which $803,302 is included in cost of goods sold and $73,874 is included in selling and administrative expenses) and $791,981 (of which $717,907 is included in cost of goods sold and $74,074 is included in selling and administrative expenses) for the nine months ended September 30, 2021 and 2020, respectively.

4.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was $24,339 and $24,521 for the three months ended September 30, 2021 and 2020, respectively, and $73,017 and $73,564 for the nine months ended September 30, 2021 and 2020, respectively.  At September 30, 2021 and December 31, 2020, the Company had a right to use asset and a corresponding liability of $204,434 and $268,920, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending September 30,
2022	$94,800
2023	94,800
2024	23,700
Total future minimum lease payments	213,300
Less imputed interest	(8,866)
Total operating lease liability	$204,434

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 7 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and nine months ended September 30, 2021 and 2020 are set forth below.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease expense	$24,339	$24,521
Finance lease amortization	5,302	5,406
Finance lease interest	385	361
Total lease expense	$30,026	$30,288

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease expense	$73,017	$73,564
Finance lease amortization	15,833	16,938
Finance lease interest	1,230	679
Total lease expense	$90,080	$91,181

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at September 30, 2021 and December 31, 2020 are set forth below:

September 30, 2021
Remaining lease term – operating lease	2.25 years
Weighted average remaining lease term – finance leases	3.9 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2020
Remaining lease term – operating lease	3.0 years
Weighted average remaining lease term – finance leases	4.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

5.	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

September 30, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$583,896	$38,837
Trade names and trademarks	1,715,325	655,684	1,059,641
Customer list	584,468	357,882	226,586
Product formulas	292,234	178,941	113,293
Royalty rights	160,000	146,543	13,457
Total intangible assets	$3,374,760	$1,922,946	$1,451,814

December 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$544,644	$78,089
Trade names and trademarks	1,715,325	626,413	1,088,912
Customer list	584,468	270,212	314,256
Product formulas	292,234	135,107	157,127
Royalty rights	160,000	133,085	26,915
Total intangible assets	$3,374,760	$1,709,461	$1,665,299

Amortization expense related to intangible assets was $71,162 for each of the three months ended September 30, 2021 and 2020, and $213,485 and $213,486 for the nine months ended September 30, 2021 and 2020, respectively.

6.	REVOLVING LINE OF CREDIT

On August 6, 2021, the Company and Regions Bank (“the “Lender”) entered into a Business Loan Agreement (the “Business Loan Agreement”), effective as of July 30, 2021, under which the Company was provided a revolving line of credit in the amount of Six Million Dollars ($6,000,000). The Business Loan Agreement supersedes the Company’s previous $6,000,000 revolving line of credit from the Lender, entered into on August 31, 2018, that was scheduled to expire on August 31, 2021. The revolving line of credit under the Business Loan Agreement is evidenced by a promissory note and is secured principally by the Company’s inventory and accounts receivable.

The Business Loan Agreement bears interest at a variable annual rate of LIBOR plus 1.35%, computed on a 365/360 basis. All outstanding principal plus all accrued unpaid interest is due upon Lender’s demand or when the Business Loan Agreement expires on August 30, 2024.

There has been no negative impact in the availability of funds to the Company as a result of the COVID-19 pandemic.

At September 30, 2021 and December 31, 2020, the Company had no borrowings under the revolving line of credit provided by the current and former Business Loan Agreements.

7.	LONG TERM DEBT

Term Loan

On July 30, 2021, Kinpak  and Regions Bank (the “Lender”) entered into a Credit Agreement (the “Credit Agreement”), effective as of July 20, 2021, under which the Company was extended a term loan (the “Term Loan”) in the original principal amount of Five Million Dollars ($5,000,000). The Company is using the proceeds of the Term Loan for a 69,000 square foot expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. The Term Loan is evidenced by a promissory note (the “Note”) and is secured by a second priority mortgage of the assets pledged in Kinpak’s industrial development bond financing obtained on September 26, 2017 (see below for further information).

The Company has unconditionally guaranteed the payment to the Lender promptly when due, by acceleration or otherwise, of all obligations of Kinpak to the Lender.

The Term Loan bears interest at an annual rate of 3.25% and is due in 119 monthly installments of $35,249 each, plus interest then accrued, beginning on August 20, 2021. The final installment shall be due and payable on July 20, 2031 in an amount equal to all principal and interest then remaining unpaid. Assuming that all amounts due prior to that date are paid in a timely manner, the final installment would be $1,977,047.

The Credit Agreement provides that prepayments on the Term Loan are subject to a prepayment penalty of 5% during the first year the Term Loan is outstanding, with such penalty declining 1% each year thereafter until there is no prepayment penalty after five years. However, the Lender has agreed to waive the prepayment provisions.

The Credit Agreement includes financial covenants requiring that the Company maintain a minimum fixed charge coverage ratio (generally, the ratio of (A) EBITDA for the most recently completed four fiscal quarters minus the sum of the Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures during such period to (B) prior period current maturities of Company long term debt plus interest expense incurred over the most recently completed four fiscal quarters) of at least 1.20 to 1, tested quarterly, and a maximum “debt to cap” ratio (generally, funded debt divided by the sum of net worth and funded debt) of 0.75 to 1, as of the end of each fiscal quarter. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income. The Credit Agreement also requires that the majority shareholder’s ownership does not drop below 50% of the outstanding shares of Kinpak.

The Credit Agreement contains cross-default and cross-collateral provisions relating to any other indebtedness with the Lender, including without limitation the Company’s obligations under its $6,000,000 revolving line of credit from the Lender.

The Credit Agreement also contains negative covenants restricting the Company’s ability to, among other things, create or assume indebtedness for borrowed money exceeding $250,000 other than trade payables incurred in the normal course of business, create liens other than permitted liens (as defined in the Credit Agreement), acquire an interest in another entity or incur any obligation as surety or guarantor other than in the ordinary course of business.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At September 30, 2021, the Company was in compliance with these financial covenants.

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

At September 30, 2021 and December 31, 2020, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $84,000 and $100,000 at September 30, 2021 and December 31, 2020, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended September 30, 2021 and 2020, the Company paid $5,687 ($5,302 principal and $385 interest) and $5,767 ($5,406 principal and $361 interest), respectively, and during the nine months ended September 30, 2021 and 2020, the Company paid $17,063 ($15,833 principal and $1,230 interest) and $17,617 ($16,938 principal and $679 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at September 30, 2021 and December 31, 2020:

	Current Portion		Long Term Portion
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Term loan	$263,746	$-	$4,689,609	$-
Obligations related to industrial development bond financing	272,492	$263,881	$3,173,834	$3,454,904
Note payable related to Snappy Marine asset acquisition	192,277	188,187	164,495	309,218
Obligation related to Check Corporation asset acquisition	8,662	47,082	-	-
Office equipment finance leases	21,455	21,160	62,719	78,847
Total principal of long- term debt	758,632	520,310	8,090,657	3,842,969
Debt issuance costs	(20,637)	(19,616)	(107,098)	(112,789)
Total long- term debt	$737,995	$500,694	$7,983,559	$3,730,180

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending September 30,
2022	$758,632
2023	740,016
2024	591,431
2025	609,084
2026	610,985
Thereafter	5,539,141
Total	$8,849,289

8.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $588,000 and $334,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $1,644,000 and $1,366,000 for the nine months ended September 30, 2021 and 2020, respectively. Fees for administrative services aggregated approximately $161,000 and $166,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $618,000 and $646,000 for the nine months ended September 30, 2021 and 2020, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $30,000 and $28,000 during the three months ended September 30, 2021 and 2020, respectively, and approximately $93,000 and $79,000 during the nine months ended September 30, 2021 and 2020, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $625,000 and $1,496,000 at September 30, 2021 and December 31, 2020, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of approximately $15,000 ($12,000 for research and development services and $3,000 for charter boat services that the Company used to provide sales incentives to customers) and $12,000 for research and development services for the three months ended September 30, 2021 and 2020, respectively, and $59,000 ($36,000 for research and development services, $17,000 for charter boat services that the Company used to provide sales incentives for customers and $6,000 for the production of television commercials ) and $47,000 ($36,000 for research and development services, $9,000 for charter boat services that the Company used to provide sales incentives for customers and $2,000 for the production of television commercials) for the nine months ended September 30, 2021 and 2020, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended September 30, 2021 and 2020, the Company paid an aggregate of approximately $816,000 and $471,000, respectively, and during the nine months ended September 30, 2021 and 2020, the Company paid an aggregate of approximately $1,645,000 and $984,000, respectively in insurance premiums on policies obtained through the insurance broker.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share – Basic

Net income	$3,270,861	$4,656,830	$7,776,445	$8,736,032

Weighted average number of common shares outstanding	9,485,799	9,462,105	9,483,499	9,454,639

Earnings per common share – Basic	$0.34	$0.49	$0.82	$0.92

Earnings per common share – Diluted

Net income	$3,270,861	$4,656,830	$7,776,445	$8,736,032

Weighted average number of common shares outstanding	9,485,799	9,462,105	9,483,499	9,454,639

Dilutive effect of outstanding stock options	-	-	-	4,708

Weighted average number of common shares outstanding - Diluted	9,485,799	9,462,105	9,483,499	9,459,347

Earnings per common share – Diluted	$0.34	$0.49	$0.82	$0.92

The Company had no stock options outstanding during any of the three and nine month periods ended September 30, 2021 and 2020 that were antidilutive and therefore not included in the diluted earnings per common share calculation.

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during each of the three months ended September 30, 2021 and 2020. Stock compensation expense during the nine months ended September 30, 2021 and 2020 was $55,780 and $22,220, respectively, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. At September 30, 2021, there were no outstanding stock options or unrecognized compensation expense related to stock options.

11.	CASH DIVIDENDS

The Company’s board of directors declared the following cash dividends during the nine months ended September 30, 2021 and 2020:

Nine months ended September 30, 2021

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
February 25, 2021	Quarterly	March 11, 2021	March 25, 2021	$0.03	$284,454
May 21, 2021	Quarterly	June 4, 2021	June 18, 2021	0.03	284,454
August 26, 2021	Quarterly	September 9, 2021	September 23, 2021	0.03	284,574
Total				$0.09	$853,482

Nine months ended September 30, 2020

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
May 26, 2020	Special	June 9, 2020	June 23, 2020	$0.02	$189,242
May 26, 2020	Quarterly	June 9, 2020	June 23, 2020	0.02	189,242
August 26, 2020	Quarterly	September 9, 2020	September 23, 2020	0.02	189,242
Total				$0.06	$567,726

12.	CUSTOMER CONCENTRATION

During the three months ended September 30, 2021 and 2020, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 44.3% (22.0%, 12.3% and 10.0%) and 45.0% (17.8%, 13.8% and 13.4.%) of the Company’s net sales, respectively, for the three months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, the Company had net sales to each of three customers that constituted in excess of 10% of its net sales. Net sales to these three customers represented approximately 45.1% (17.8%, 14.6% and 12.7%) of the Company’s net sales for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 32.8% (17.4% and 15.4%) of the Company’s net sales for the nine months ended September 30, 2020.

At September 30, 2021, four customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 63.9% (18.7%, 16.9%, 15.2% and 13.1%) of the Company’s gross trade accounts receivable at September 30, 2021. At December 31, 2020, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 63.6% (28.8%, 21.1%, and 13.7%) of the Company’s gross trade accounts receivable at December 31, 2020.

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

Results of Operations:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table provides a summary of our financial results for the three months ended September 30, 2021 and 2020:

	For The Three Months Ended September 30,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$21,483,054	$19,161,372	12.1%	100.0%	100.0%
Cost of goods sold	14,028,573	10,414,131	34.7%	65.3%	54.3%
Gross profit	7,454,481	8,747,241	(14.8)%	34.7%	45.7%
Advertising and promotion	955,812	723,446	32.1%	4.4%	3.8%
Selling and administrative	2,292,301	2,030,787	12.9%	10.7%	10.6%
Operating income	4,206,368	5,993,008	(29.8)%	19.6%	31.3%
Interest (expense), net	(35,776)	(39,615)	(9.7)%	0.2%	0.2%
Provision for income taxes	(899,731)	(1,296,563)	(30.6)%	4.2%	6.8%
Net income	$3,270,861	$4,656,830	(29.8)%	15.2%	24.3%

Net sales for the three months ended September 30, 2021 increased by approximately $2,322,000, or 12.1%, as compared to the three months ended September 30, 2020. The increase was primarily attributable to increased sales of winterizing products partially offset by decreased sales of chlorine dioxide-based products (Performacide® and private label).

Cost of goods sold increased by approximately $3,614,000, or 34.7%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was principally a result of higher sales volume, the mix of sales, increased cost of raw materials, freight, and other manufacturing cost increases.

Gross profit decreased by approximately $1,293,000, or 14.8%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Gross profit decreased due to the mix of sales and the cost of goods sold described above. As a percentage of net sales, gross profit was approximately 34.7% and 45.7% for the three months ended September 30, 2021 and 2020, respectively.

Advertising and promotion expenses increased by approximately $232,000, or 32.1%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in advertising and promotion expenses was principally a result of increased internet advertising and television advertising, trade show expenses and other marketing expenses partially offset by decreased cooperative advertising. As a percentage of net sales, advertising and promotion expenses increased to 4.4% for the three months ended September 30, 2021, from 3.8% for the three months ended September 30, 2020.

Selling and administrative expenses increased by approximately $262,000, or 12.9%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in selling and administrative expenses was primarily a result of the higher variable expenses principally higher sales commissions to independent sales representatives and Company salesmen. In addition, the Company had higher employee compensation and benefits and product testing by independent testing laboratories. As a percentage of net sales, selling and administrative expenses increased to 10.7% for the three months ended September 30, 2021, from 10.6% for the three months ended September 30, 2020.

Interest (expense), net for the three months ended September 30, 2021 decreased by approximately $4,000 or 9.7%, as compared to the three months ended September 30, 2020.

Provision for income taxes for the three months ended September 30, 2021 was approximately $900,000, or 21.6% of our income before taxes. For the three months ended September 30, 2020 the provision was approximately $1,297,000, or 21.8% of our income before taxes.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table provides a summary of our financial results for the nine months ended September 30, 2021 and 2020:

	For The Nine Months Ended September 30,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$50,303,263	$42,682,497	17.9%	100.0%	100.0%
Cost of goods sold	30,195,629	23,085,473	30.8%	60.0%	54.1%
Gross profit	20,107,634	19,597,024	2.6%	40.0%	45.9%
Advertising and promotion	3,163,209	2,265,382	39.6%	6.3%	5.3%
Selling and administrative	6,906,770	6,242,862	10.6%	13.7%	14.6%
Operating income	10,037,655	11,088,780	(9.5)%	20.0%	26.0%
Interest (expense), net	(113,786)	(93,695)	21.4%	0.2%	0.2%
Gain on insurance settlement	-	126,210	(100.0)%	0.0%	0.3%
Provision for income taxes	(2,147,424)	(2,385,263)	(10.0)%	4.3%	5.6%
Net income	$7,776,445	$8,736,032	(11.0)%	15.5%	20.5%

Net sales for the nine months ended September 30, 2021 increased by approximately $7,621,000, or 17.9%, as compared to the nine months ended September 30, 2020. The increase in net sales was principally a result of increased sales of Star brite® branded marine products, private label marine products, and winterizing products, partially offset by a decrease in sales of chlorine dioxide-based products (Performacide® and private label).

Cost of goods sold increased by approximately $7,110,000, or 30.8%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in cost of goods sold was a result of higher sales volume, the mix of products sold described above, higher raw materials, freight and other manufacturing costs.

Gross profit increased by approximately $511,000, or 2.6%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Gross profit increased due to our higher sales volume. As a percentage of net sales, gross profit was approximately 40.0% and 45.9% for the nine months ended September 30, 2021 and 2020, respectively.

Advertising and promotion expenses increased by approximately $898,000, or 39.6%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.    The increase in advertising and promotion expenses was principally a result of increased internet and television advertising, partially offset by decreased cooperative advertising with our customers. As a percentage of net sales, advertising and promotion expenses increased to 6.3% for the nine months ended September 30, 2021, from 5.3% for the nine months ended September 30, 2020.

Selling and administrative expenses increased by approximately $664,000, or 10.6%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in selling and administrative expenses was primarily a result of our higher net sales which resulted in increased sales commissions and higher employee compensation expenses, increased insurance expenses, and product testing. As a percentage of net sales, selling and administrative expenses decreased to 13.7% for the nine months ended September 30, 2021, from 14.6% for the nine months ended September 30, 2020.

Interest (expense), net for the nine months ended September 30, 2021 increased by approximately $20,000 or 21.4%, as compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company had interest income from a money market mutual fund account which the Company did not have in the nine months ended September 30, 2021.

Gain on insurance settlement was approximately $126,000 during the nine months ended September 30, 2020. The Company received a check for approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019.

Provision for income taxes for the nine months ended September 30, 2021 was approximately $2,147,000, or 21.6% of our income before taxes. For the nine months ended September 30, 2020 the provision was approximately $2,385,000, or 21.4% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $10,680,000 at September 30, 2021 and approximately $11,124,000 at December 31, 2020. In addition, we had restricted cash of approximately $477,000 at December 31, 2020. The restricted cash constituted amounts held in a custodial account to be used from time to time to fund additional capital expenditures in connection with the 2017 Expansion Project. At September 30, 2021, these amounts have been fully expended. See Note 7 to the condensed consolidated financial statements included in this report for additional information.

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$412,319	$1,377,224
Net cash used in investing activities	(4,956,102)	(1,137,420)
Net cash provided by (used in) financing activities	3,622,317	(928,642)
Effect of exchange rate fluctuations on cash	17	(602)
Net decrease in cash and restricted cash	$(921,449)	$(689,440)

Net cash provided by operating activities for the nine months ended September 30, 2021 decreased by approximately $965,000, or 70.1%, as compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, net income decreased by approximately $960,000, noncash adjustments to net income increased by approximately $260,000, and changes in working capital used approximately $265,000 more in cash, as compared to the nine months ended September 30, 2020.

Net trade accounts receivable at September 30, 2021 aggregated approximately $17,227,000, an increase of approximately $8,900,000, or 106.9%, as compared to approximately $8,327,000 in net trade accounts receivable outstanding at December 31, 2020.  The increase was principally a result of our net sales during the third quarter of 2021. Receivables due from affiliated companies aggregated approximately $625,000 at September 30, 2021, a decrease of approximately $871,000, or 58.2%, from receivables due from affiliated companies of approximately $1,496,000 at December 31, 2020. The decrease was a result of payments received during the nine months ended September 30, 2021.

Inventories, net were approximately $16,789,000 and $13,176,000 at September 30, 2021 and December 31, 2020, respectively, representing an increase of approximately $3,613,000, or 27.4%, during the nine months ended September 30, 2021. The increase in inventories is principally due to the combination of anticipated higher costs and availability of raw materials and the continuation of strong sales.

Net cash used in investing activities for the nine months ended September 30, 2021 increased by approximately $3,819,000, or 335.7%, as compared to the nine months ended September 30, 2020. The increase in cash used was principally to expand our manufacturing, warehouse and distribution facilities at Kinpak. Additionally, the Company received insurance proceeds (see Results of Operations) of approximately $412,000 during the nine months ended September 30, 2020.

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $3,622,000 as compared to net cash used in financing of approximately $929,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company received proceeds of approximately $4,990,000 from a term loan related to the expansion at Kinpak (see Note 7). In the nine months ended September 30, 2021, the Company paid dividends to common shareholders aggregating approximately $853,000 and made payments on long term debt of approximately $514,000, as compared to dividends paid to common shareholders aggregating approximately $568,000 and payments on long term debt of approximately $382,000 in the nine months ended September 30, 2020. Additionally, the Company received proceeds from the exercise of stock options of approximately $21,000 during the nine months ended September 30, 2020.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to a term loan, the payment of which we have guaranteed, an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At September 30, 2021 and December 31, 2020, we had outstanding balances of approximately $4,953,000 and $0, respectively under Kinpak’s obligation relating to the term loan, $3,446,000 and $3,719,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 31, 2021, although, as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit, as amended, contains various covenants, including financial covenants that are described in Note 6 to the condensed consolidated financial statements included in this report.  At September 30, 2021, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report. At September 30, 2021, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At September 30, 2021, we had an outstanding balance of $366,667 under the promissory note (including $356,772 recorded as principal and $9,895 to be recorded as interest expense over the remaining term of the note).

In connection with our agreement to purchase assets of Check Corporation (dba Damp CheckTM), we agreed to pay Check Corporation $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020 with a final payment due and payable on November 15, 2021. We recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, will be recorded as interest expense over the 23 months).  At September 30, 2021, we had an outstanding balance of $8,696 (including $8,662 recorded as principal and $34 to be recorded as interest expense over the remaining term of the agreement).

We also obtained financing through leases for office equipment, totaling approximately $84,000 and $100,000 at September 30, 2021 and December 31, 2020, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the nine months ended September 30, 2021, we recorded $673 in foreign currency translation adjustments (decreasing shareholders’ equity by $673).

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

We may experience adverse effects from problems associated with supply chain and material costs.

The ongoing supply chain problems in the United States has led to increased costs of raw materials and disruptions in availability of raw materials. We may not be able to obtain the materials we need to manufacture our products on a timely basis or at all, and the higher costs cannot be passed on to customers in a timely manner, affecting profits. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, cash flow, and stock price.

Item 6. Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated July 20, 2021, between Kinpak and Regions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.2

Guaranty Agreement dated July 20, 2021, provided by the Company to Regions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.3	Business Loan Agreement effective July 30, 2021 between the Company and Regions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.4	Commercial Security Agreement dated July 30, 2021 between the Company and Regions (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: November 12, 2021	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: November 12, 2021	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer