Form 10-K
period 2021-12-31
OCEAN BIO CHEM INC
filed 2022-03-31
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was $35,691,560, based upon the closing price of the registrant’s common stock on such date as reported by the NASDAQ Capital Market. For purposes of making this computation only, all executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are deemed to be affiliates.

At March 30, 2022, 9,509,799 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed not later than May 2, 2022 (the first business day after the 120th day following the end of the registrant’s fiscal year), are incorporated by reference in Part III of this report.

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

Ocean Bio-Chem, Inc. was incorporated in 1973 under the laws of the state of Florida. In 1981, we purchased, from Peter G. Dornau and Arthur Spector, the co-founders of the Company, rights to the Star brite® trademark and related products for the United States and Canada. Mr. Dornau, our Chairman, President and Chief Executive Officer, has retained rights to these assets with respect to all other geographic areas. Accordingly, products we manufacture that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau. Net sales to the two companies in 2021 and 2020 totaled approximately $2,373,000 and $2,212,000, representing 3.7% and 4.0% of our net sales, respectively. See Note 10 to the consolidated financial statements included in this report for additional information.

Because our operations involve, in all material respects, substantially similar manufacturing and distribution processes, our operations constitute one reportable segment for financial reporting purposes.

Recent Developments:

In February of 2022, the Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) completed an expansion of its manufacturing and distribution facilities by an additional 69,000 square feet on its 23-acre site. This expansion brings the total facility square footage to exceed 370,000 square feet of dedicated space for production, warehousing, and distribution. This was the second major expansion of their facilities in less than five years.

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

Marketing and Significant Customers: Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops. Additionally, we market our products via online retailers such as Amazon.  We also sell to national and regional distributors that resell our products to specialized retail outlets. In the case of Performacide® disinfectant/sanitizing products, we sell to both retailers as well as distributors that resell our products, in some cases under private labels, to end users principally in the marine, automotive, home restoration, law enforcement and agriculture markets.

Net sales to each of three customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 43.7% and 41.5% of our consolidated net sales, for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, outstanding accounts receivable balances from our three largest unaffiliated customers aggregated approximately 60.1% and 63.6% of our consolidated accounts receivable, respectively.

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

Backlog, seasonality, and selling terms: We had no significant backlog of orders at December 31, 2021. We generally do not give customers the right to return products. The majority of our products are non-seasonal and are sold throughout the year. Normal trade terms offered to customers range from 30 to 360 days. However, at times we offer extended payment terms or discount arrangements as purchasing incentives to customers. Historically, these initiatives have not materially affected our overall profit margins.

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

Patents: We own several patents, the most significant of which relate to a delivery system for use with products containing chlorine dioxide (the “ClO2 Patents”).  In 2021, we were issued a new patent for our ClO2 delivery system that expires on July 8, 2039. See “Risk Factors - If we do not effectively utilize or successfully assert intellectual property rights, our competitiveness could be materially adversely affected,” in Item 1A of this report for additional information.

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

Personnel: At December 31, 2021, we had 195 full-time employees and five part-time employees. The following table provides information regarding personnel working for the Company and its subsidiaries at December 31, 2021:

Location	Description	Number of Employees
Fort Lauderdale, Florida	Administrative, sales, and marketing	44	[1]
Fort Lauderdale, Florida	Manufacturing and distribution	6
Montgomery, Alabama	Manufacturing and distribution	150	[2]
		200

1 Includes two part-time employees.

2 Includes three part-time employees.

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

Net sales to each of three unaffiliated customers exceeded 10% of our consolidated net sales, and in the aggregate constituted approximately 43.7% and 41.5% of our consolidated net sales, for the years ended December 31, 2021 and 2020, respectively. The loss of any of these customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman, President and Chief Executive Officer is a majority shareholder who controls us, and his interests may conflict with or differ from the Company’s interests.

Peter G. Dornau, our Chairman, President and Chief Executive Officer, together with a family entity he controls, owns approximately 50.6% of our common stock. As a result, Mr. Dornau has the power to elect all of our directors and effectively has the ability to prevent any transaction that requires the approval of our Board of Directors and our shareholders.  Products that we manufacture and that are sold outside of the United States and Canada are purchased from us and distributed by two companies owned by Mr. Dornau, which we refer to as the “affiliated companies.” The affiliated companies also collectively own the rights to the Star brite® and Star Tron® trademarks and related products outside of the United States and Canada. Sales to the affiliated companies aggregated approximately $2,373,000 and $2,212,000 during the years ended December 31, 2021 and 2020, respectively. In addition, we provided administrative services and advances for business related expenditures to the affiliated companies. During the years ended December 31, 2021 and 2020, fees for administrative services aggregated approximately $841,000 and $871,000, respectively, and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $123,000 and $199,000, respectively. Receivables due from the affiliated companies in connection with product sales, administrative services, and advances for business related expenditures totaled approximately $1,212,000 and $1,496,000 at December 31, 2021 and 2020, respectively. The accounts receivable turnover ratio for the year ended December 31, 2021 with respect to sales to the affiliated companies was approximately 2.6 and with respect to administrative services and advances for business related expenditures was approximately 2.2. Management believes that the sales and provision of administrative services to the affiliated companies do not involve more than normal credit risk.

We have entered into other transactions with entities owned by Mr. Dornau.  See Notes 4 and 10 to the consolidated financial statements included in this report for additional information.

Economic conditions can adversely affect our business.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including inflation, labor costs and availability, supply chain problems, recession or economic slowdown and disruption of credit markets, which may impair the ability of our customers to satisfy obligations due to us. In 2020, the world began experiencing an economic slowdown due to restrictions imposed related to the COVID-19 pandemic. We believe that in 2021 the COVID-19 pandemic did not adversely affect our business. However, the pandemic is ongoing and potential economic problems caused by the pandemic and other factors could have a material adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

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

Our variable rate indebtedness exposes us to risks related to interest rate fluctuation and matures in August 2024.

We have a revolving line of credit with a variable interest rate. Interest on the revolving line of credit is payable at the one-month LIBOR rate plus 1.35% per annum, computed on a 365/360 basis. At December 31, 2021, we did not have any borrowings outstanding under the revolving line of credit. However, if we borrow amounts under the revolving line of credit in the future, and if interest rates were to increase significantly, our financial condition, results of operations and cash flows could be materially adversely affected.

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

Kinpak leases its Alabama manufacturing facilities from The Industrial Development Board of the City of Montgomery, Alabama (the “IDB”). Kinpak entered into the lease in its current form in connection with an industrial development bond financing related to the Expansion Project; Kinpak’s lease payments are used to fund repayment of the IDB’s obligations under the bond it issued in connection with the industrial development bond financing. See Note 8 to the consolidated financial statements included in this report for additional information. Kinpak inherited the lease structure when it first acquired its facilities from its predecessor-in-interest in 1996. The lease provides that prior to the maturity date of the bond, Kinpak may repurchase the facilities for $1,000 if the bond has been redeemed or fully paid. As a result of this Expansion Project, the facilities were expanded to contain approximately 272,000 square feet of office, plant and warehouse space on 23 acres of land. An additional expansion was completed in February of 2022, bringing the total square feet of the manufacturing facilities to exceed 370,000.

Item 3. Legal Proceedings

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol OBCI.

On December 31, 2021, there were 90 holders of record. We believe that a substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other institutions for the account of the beneficial owners.

During 2021, we paid regular quarterly dividends of $0.03 per share, however payment of dividends in the future will be subject to the discretion of the Board of Directors in light of numerous factors, including our business performance and operating plans, capital commitments, liquidity and other factors.

Item 6. Reserved

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

In February of 2022, the Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) completed of an expansion of its manufacturing and distribution facilities by an additional 69,000 square feet on its 23-acre site. This expansion brings the total facility square footage to exceed 370,000 square feet. of dedicated space for production, warehousing, and distribution. This is the second major expansion of their facilities in less than five years.

Critical accounting estimates:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Collectability of trade accounts receivable

In the ordinary course of business, we grant non-interest-bearing trade credit to our unaffiliated customers on terms that range from 30 to 360 days. In an effort to reduce our credit risk, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and aging of receivables, as well as our assessment of our customers’ creditworthiness, as determined by our review of credit information relating to the customers. We generally do not require collateral on trade accounts receivable. We maintain an allowance for doubtful accounts based on expected collectability of the trade accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer if known and information provided by credit rating services.  In addition, we use historical and current information to estimate future credit losses to determine if the allowance is adequate. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling and administrative expenses in the period in which such a determination was made. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was approximately $632,000 and $326,000 at December 31, 2021 and 2020, respectively, which was approximately 6.2% and 3.8% of gross accounts receivable at December 31, 2021 and 2020, respectively. If the financial condition of our customers were to deteriorate, resulting in increased uncertainty as to their ability to make payments, or if unexpected events or significant future changes in trends were to occur, we may be required to increase the allowance or incur a bad debt expense. In this regard, we incurred bad debt expense of approximately $311,000 and $197,000 in 2021 and 2020, respectively.

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

Our slow moving and obsolete inventory reserve was approximately $315,000 and $290,000 at December 31, 2021 and 2020, respectively.

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

We evaluate our indefinite-lived intangible assets for impairment annually and at other times if events or changes in circumstances indicate that an impairment may have occurred. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. In 2021, we performed a qualitative assessment on all of our indefinite lived assets and determined, based on the assessment, that their fair values were more likely than not higher than their carrying values.

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

Results of Operations:

The following table provides a summary of our financial results for the years ended December 31, 2021 and 2020:

	For The Years Ended December 31,
			Percent	Percentage of Net Sales
	2021	2020	Change	2021	2020
Net sales	$64,298,595	$55,561,169	15.7%	100.0%	100.0%
Cost of goods sold	40,001,908	32,059,747	24.8%	62.2%	57.7%
Gross profit	24,296,687	23,501,422	3.4%	37.8%	42.3%
Advertising and promotion	4,025,385	2,980,356	35.1%	6.3%	5.4%
Selling and administrative	9,412,437	8,357,504	12.6%	14.6%	15.0%
Operating income	10,858,865	12,163,562	(10.7)%	16.9%	21.9%
Interest (expense), net	(148,580)	(132,466)	12.2%	0.2%	0.2%
Gain on insurance settlement	-	201,210	N/A	N/A	0.4%
Provision for income taxes	(2,306,317)	(2,615,623)	(11.8)%	3.6%	4.7%
Net income	$8,403,968	$9,616,683	(12.6)%	13.1%	17.3%

Net sales increased by approximately $8,737,000, or 15.7%, during 2021 as compared to 2020.  The increase in net sales was principally a result of increased sales of Star brite® branded marine products, private label marine products, and winterizing products, partially offset by a decrease in sales of chlorine dioxide-based products (Performacide® and private label).

Cost of goods sold increased by approximately $7,942,000 or 24.8% in 2021, as compared to 2020. The increase in cost of goods sold was a result of higher sales volume, the mix of products sold described above, higher raw materials, freight imported to our warehouses and to our customers and other manufacturing costs.

Gross profit increased by approximately $795,000, or 3.4%, in 2021 as compared to 2020. The increase in gross profit was a result of increased sales volume, partially offset by the higher costs described above. As a percentage of net sales, gross profit decreased to 37.8% in 2021 from 42.3% in 2020, primarily because of a less profitable sales mix.

Advertising and promotion expenses increased by approximately $1,045,000, or 35.1%, during 2021 as compared to 2020. As a percentage of net sales, advertising and promotion expense increased to 6.3% in 2021 from 5.4% in 2020. The increase in advertising and promotion expenses was principally a result of increased internet and television advertising, and trade show expenses as a result of the easing of travel and social distancing restrictions implemented in 2020 due to the COVID-19 pandemic.

Selling and administrative expenses increased by approximately $1,055,000, or 12.6%, during 2021 as compared to 2020. The increase in selling and administrative expenses was primarily a result of increased sales commissions and higher employee compensation expenses, increased insurance expenses, product testing, and a non-cash adjustment to increase our trade receivables allowance account.  As a percentage of net sales, selling and administrative expenses decreased to 14.6% in 2021 from 15.0% in 2020.

Interest (expense), net during 2021 increased by approximately $16,000, or 12.2%, as compared to 2020.

Gain on insurance settlement was approximately $201,000 during the year ended December 31, 2020. We received a check for approximately $412,000 from our insurance company to cover losses from a chemical incident at our Kinpak facility that took place in December 2019.

Provision for income taxes decreased by approximately $309,000 or 11.8% in 2021, as compared to 2020. The decrease was principally a result of lower income before income taxes. As a percentage of income before income taxes our provision for income taxes increased to 21.5% in 2021 from 21.4% in 2020.

Liquidity and Capital Resources:

Our cash balance was approximately $12,685,000 at December 31, 2021 as compared to approximately $11,124,000 at December 31, 2020. In addition, we had restricted cash of approximately $477,000 at December 31, 2020. The restricted cash constituted amounts held in a custodial account that were used to fund additional capital expenditures in connection with the 2017 Expansion Project which is now complete.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$5,505,697	$6,207,205
Net cash used in investing activities	(7,442,783)	(1,350,099)
Net cash provided by (used in) financing activities	3,020,856	(1,267,090)
Effect of exchange rate fluctuations on cash	13	716
Net increase in cash and restricted cash	$1,083,783	$3,590,732

Net cash provided by operating activities during 2021 decreased by approximately $702,000 or 11.3%, as compared to 2020. The decrease in cash provided by operating activities was principally a result of the approximately $1,213,000 decrease in the Company’s net income, partially offset by a $541,000 increase in non-cash expenses. Changes in working capital accounted for approximately $30,000 more in cash used during 2021 as compared to 2020.

Inventories, net were approximately $16,819,000 and $13,176,000 at December 31, 2021 and 2020, respectively, representing an increase of approximately $3,643,000, or 27.7%, in 2021. We believe the higher levels of inventories were necessary to in order to reduce potential supply chain problems and price increases.

Inventories, net were approximately $16,819,000 and $13,176,000 at December 31, 2021 and 2020, respectively, representing an increase of approximately $3,643,000, or 27.7%, in 2021. We believe the higher levels of inventories were necessary to in order to reduce potential supply chain problems and material price increases.

Net cash used in investing activities during 2021 increased by approximately $6,093,000, or 451.3%, as compared to 2020. The increase in cash used in investing activities was principally due to Kinpak’s expansion project. Additionally, the Company received insurance proceeds (see Results of Operations) of approximately $412,000 during the year ended December 31, 2020.

Net cash provided by financing activities during 2021 was approximately $3,021,000, as compared to net cash used in financing activities of approximately $1,267,000 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company received proceeds of approximately $4,990,000 from a term loan related to the expansion at Kinpak (see Note 8). In the year ended December 31, 2021, the Company paid dividends to common shareholders aggregating approximately $1,139,000 and made payments on long term debt of approximately $753,000, as compared to dividends paid to common shareholders aggregating approximately $757,000 and payments on long term debt of approximately $510,000 in the year ended December 31, 2020.

See Notes 6 and 8 to the consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to a term loan, the payment of which we have guaranteed, an industrial development bond financing, the payment of which we have guaranteed and a revolving line of credit. At December 31, 2021 and 2020, we had outstanding balances of approximately $4,888,000 and $0, respectively, under Kinpak’s obligation relating to the term loan and of $3,334,000 and $3,719,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 30, 2024, although as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit contains various covenants, including financial covenants that are described in Note 6 to the consolidated financial statements included in this report.  At December 31, 2021, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 8 to the consolidated financial statements included in this report. As of December 31, 2021, we were in compliance with these financial covenants.

In connection with our 2018 acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At December 31, 2021, we had an outstanding balance of $316,667 under the promissory note (including $309,218 recorded as principal and $7,449 to be recorded as interest expense over the remaining term of the note). We also obtained financing through leases for office equipment, totaling approximately $79,000 and $100,000 at December 31, 2021 and 2020, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. In 2021, we recorded $1,988 in foreign currency translation adjustments, which resulted in a corresponding increase in shareholders’ equity. In 2020, we recorded $167 in foreign currency translation adjustments, which resulted in a corresponding increase in shareholders’ equity.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements – See the Index to Consolidated Financial Statements on page F-1.

(b)	Exhibits:

Unless otherwise noted, the file number of each referenced filing is 0-11102.

Exhibit No.
3.1.1	Articles of Incorporation and amendments through May 20, 1994 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
3.1.2	Articles of Amendment to the Articles of Incorporation, as filed on June 13, 2012 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2011).
4	Description of Common Stock (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.1.1	Credit Agreement dated July 20, 2021, between Kinpak and Regions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.1.2	Guaranty Agreement dated July 20, 2021, provided by the Company to Regions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.1.3	Business Loan Agreement effective July 30, 2021 between the Company and Regions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.1.4	Commercial Security Agreement dated July 30, 2021 between the Company and Regions (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
†10.2	Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016).
10.3.1	Form of Industrial Development Revenue Bond (Kinpak Inc. Project) Series 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.2	Second Restated Lease Agreement, dated as of September 1, 2017, between The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.3	Mortgage, Security Agreement and Assignment of Rents and Leases, dated as of September 1, 2017, provided by The Industrial Development Board of the City of Montgomery and KINPAK, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
10.3.4	Guaranty Agreement, dated as of September 1, 2017, provided by Ocean Bio-Chem, Inc. and its consolidated subsidiaries party thereto (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2017).
†10.4	Ocean Bio-Chem, Inc. 2008 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-176268), filed with the Securities and Exchange Commission on August 12, 2011).
10.5.1	Net Lease, dated May 1, 1998, between Star Brite Distributing, Inc. and PEJE, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.5.2	Renewal of Lease, dated May 1, 2008, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.5.3	Amendment Number Two to Net Lease, dated May 16, 2013, between Star Brite Distributing, Inc. and PEJE, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
*21	List of Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

†	Constitutes management contract or compensatory plan or arrangement required to be filed as in exhibit to this report.

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

OCEAN BIO-CHEM, INC.

Date: March 31, 2022	By:	/s/ Peter G. Dornau
PETER G. DORNAU
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter G. Dornau	Chairman of the Board, President and	March 31, 2022
Peter G. Dornau	Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey S. Barocas	Vice President and Chief Financial Officer	March 31, 2022
Jeffrey S. Barocas	(Principal Financial and Accounting Officer)

/s/ Diana M. Conard	Director	March 31, 2022
Diana M. Conard

/s/ Gregor M. Dornau	Director	March 31, 2022
Gregor M. Dornau

/s/ William W. Dudman	Director	March 31, 2022
William W. Dudman

/s/ James M. Kolisch	Director	March 31, 2022
James M. Kolisch

/s/ Kimberly A. Krause	Director	March 31, 2022
Kimberly A. Krause

/s/ John B. Turner	Director	March 31, 2022
John B. Turner

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ocean Bio-Chem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Bio-Chem, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address these critical audit matters included the following:

●	We selected a sample of customer agreements and performed the following procedures:

-	Obtained and read sales allowance agreements for each selection.

-	Tested management’s identification and treatment of contract terms.

-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated the reasonableness of management’s estimate of the sales allowances included within accrued expenses payable on the consolidated balance sheets.

●	We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the allowance for doubtful accounts, current economic conditions, and other risk factors used in development of the qualitative factors by comparing these data points to audit evidence gathered.

We have served as the Company’s auditor since 2018.

Tampa, Florida

March 31, 2022

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	2021	2020

ASSETS
Current Assets:
Cash	$12,684,935	$11,123,726
Trade accounts receivable less allowances of approximately $632,000 and $326,000, respectively	9,544,133	8,326,939
Receivables due from affiliated companies	1,211,999	1,496,104
Restricted cash	-	477,426
Inventories, net	16,819,253	13,175,756
Prepaid expenses and other current assets	2,093,971	1,259,786
Total Current Assets	42,354,291	35,859,737

Property, plant and equipment, net	16,360,218	10,101,962
Operating lease – right to use	182,543	268,920
Intangible assets, net	1,380,652	1,665,299
Total Assets	$60,277,704	$47,895,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$736,531	$500,694
Current portion of operating lease liability	89,600	86,377
Accounts payable - trade	2,877,623	1,966,010
Income taxes payable	45,295	-
Accrued expenses payable	900,982	1,142,825
Total Current Liabilities	4,650,031	3,695,906

Deferred tax liability	347,723	380,218
Operating lease liability, less current portion	92,943	182,543
Long-term debt, less current portion and debt issuance costs	7,750,889	3,730,180
Total Liabilities	12,841,586	7,988,847

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $.01 par value, 12,000,000 shares authorized; 9,503,999 shares and 9,481,799 shares issued and outstanding, respectively	95,040	94,818
Additional paid in capital	11,077,706	10,816,100
Accumulated other comprehensive loss	(292,336)	(294,324)
Retained earnings	36,555,708	29,290,477
Total Shareholders’ Equity	47,436,118	39,907,071

Total Liabilities and Shareholders’ Equity	$60,277,704	$47,895,918

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Net sales	$64,298,595	$55,561,169

Cost of goods sold	40,001,908	32,059,747

Gross profit	24,296,687	23,501,422

Operating Expenses:
Advertising and promotion	4,025,385	2,980,356
Selling and administrative	9,412,437	8,357,504
Total operating expenses	13,437,822	11,337,860

Operating income	10,858,865	12,163,562

Other income (expense)
Interest (expense), net	(148,580)	(132,466)
Gain on insurance settlement	-	201,210

Income before income taxes	10,710,285	12,232,306

Provision for income taxes	(2,306,317)	(2,615,623)

Net income	$8,403,968	$9,616,683

Earnings per common share – basic and diluted	$0.89	$1.02

Dividends declared per common share	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Net income	$8,403,968	$9,616,683

Foreign currency translation adjustment	1,988	167

Comprehensive income	$8,405,956	$9,616,850

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

January 1, 2020	9,442,809	$94,428	$10,503,171	$(294,491)	$20,431,156	$30,734,264

Net income	-	-	-	-	9,616,683	9,616,683

Dividends, common stock	-	-	-	-	(757,362)	(757,362)

Options exercised	15,296	153	20,547	-	-	20,700

Stock based compensation	25,150	252	312,358	-	-	312,610

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(1,456)	(15)	(19,976)	-	-	(19,991)

Foreign currency translation adjustment	-	-	-	167	-	167

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	8,403,968	8,403,968

Dividends, common stock	-	-	-	-	(1,138,737)	(1,138,737)

Common stock repurchased and retired	(4,500)	(45)	(39,067)	-	-	(39,112)

Stock based compensation	36,600	366	407,494	-	-	407,860

Portion of stock based compensation for shares to be issued in 2022	(6,400)	(64)	(69,056)	-	-	(69,120)

Shares withheld in consideration of employee tax obligations related to stock-based compensation	(3,500)	(35)	(37,765)	-	-	(37,800)

Foreign currency translation adjustment	-	-	-	1,988	-	1,988

December 31, 2021	9,503,999	$95,040	$11,077,706	$(292,336)	$36,555,708	$47,436,118

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net income	$8,403,968	$9,616,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489,215	1,373,337
Deferred income taxes	(32,495)	68,844
Stock based compensation	407,860	312,610
Provision for bad debts	311,123	196,887
Provision for slow moving and obsolete inventory	24,450	46,175
Impairment of equipment	-	65,725
Other operating non-cash items	1,975	(549)
Cash used related to 2019 chemical incident	-	(200,665)
Gain on insurance settlement	-	(201,210)

Changes in assets and liabilities:
Trade accounts receivable	(1,528,317)	(1,389,520)
Receivables due from affiliated companies	284,105	(536,000)
Inventories	(3,667,947)	(3,666,860)
Prepaid expenses and other current assets	(834,185)	(324,764)
Accounts payable – trade	911,613	918,625
Income taxes payable	45,295	-
Accrued expenses payable	(310,963)	(72,113)
Net cash provided by operating activities	5,505,697	6,207,205

Cash flows from investing activities:
Insurance proceeds received for damaged machinery and equipment	-	486,657
Purchases of property, plant and equipment	(7,442,783)	(1,836,756)
Net cash used in investing activities	(7,442,783)	(1,350,099)

Cash flows from financing activities:
Payments on long term debt	(753,284)	(510,437)
Proceeds from long term debt	4,989,789	-
Payments for taxes related to net share settlements of stock awards	(37,800)	(19,991)
Proceeds from CARES Act note	-	1,556,800
Repayment of CARES Act note	-	(1,556,800)
Dividends paid to common shareholders	(1,138,737)	(757,362)
Repurchase of common stock	(39,112)	-
Proceeds from exercise of stock options	-	20,700
Net cash provided by (used in) financing activities	3,020,856	(1,267,090)

Effect of exchange rate on cash	13	716

Net increase in cash and restricted cash	1,083,783	3,590,732

Cash and restricted cash at beginning of period	11,601,152	8,010,420
Cash and restricted cash at end of period	$12,684,935	$11,601,152

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$125,432	$141,021

Cash paid for income taxes during period	$2,256,938	$2,627,384

Finance lease right to use assets exchanged for finance lease liabilities	$-	$96,039
Cash paid under operating lease	$94,800	$94,800

Cash	$12,684,935	$11,123,726
Restricted cash	-	477,426
Total cash and restricted cash	$12,684,935	$11,601,152

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Leases - The Company accounts for leases based on ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under ASU 2016-02, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short- term leases at December 31, 2021 and 2020.

Collectability of accounts receivable – Trade accounts receivable at December 31, 2021 and 2020 are net of allowances for doubtful accounts aggregating approximately $632,000 and $326,000, respectively. Such amounts are based on expected collectability of the trade accounts receivable, after considering the Company’s historical collection experience, the length of time an account is outstanding, the financial position of the customer, if known, and information provided by credit rating services. In addition, we use historical and current information to estimate future credit losses to determine if the allowance is adequate. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling and administrative expenses in the period in which such a determination was made. During the years ended December 31, 2021 and 2020, the Company recorded bad debt expense of approximately $311,000 and $197,000, respectively.

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

Shipping and handling costs – All shipping and handling costs incurred by the Company are included in cost of goods sold in the consolidated statements of operations. Shipping and handling costs totaled approximately $2,287,000 and $1,456,000 for the years ended December 31, 2021 and 2020, respectively.

Advertising and promotion expense – Advertising and promotion expense consists of advertising costs and marketing expenses, including catalog costs and expenses relating to participation at trade shows. Advertising costs are expensed in the period in which the advertising occurs and totaled approximately $4,025,000 and $2,980,000 in 2021 and 2020, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Depreciation expense totaled $1,184,445 (of which $1,086,183 is included in cost of goods sold and $98,262 is included in selling and administrative expenses) and $1,069,073 (of which $970,221 is included in cost of goods sold and $98,852 is included in selling and administrative expenses) for the years ended December 31, 2021 and 2020, respectively.

Research and development costs – Research and development costs are expensed as incurred and recorded in selling and administrative expenses in the consolidated statements of operations. The Company incurred approximately $55,000 and $54,000 of research and development costs for the years ended December 31, 2021 and 2020, respectively.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. At December 31, 2021, the Company had no outstanding stock options.

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

Concentration of cash – During the years ended and at December 31, 2021 and 2020, the Company had a concentration of cash in one bank in excess of prevailing insurance offered through the Federal Deposit Insurance Corporation at such institution. Management does not consider the excess deposits to be a significant risk.

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

The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax positions will be sustained on examination by the taxing authorities based on the technical merits of the positions; otherwise, the Company establishes reserves for uncertain tax positions. The Company adjusts reserves with respect to uncertain tax positions to address developments related to these positions, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate. The provision for income taxes includes any reserves with respect to uncertain tax positions that are considered appropriate, as well as the related net interest and penalties. The Company has no uncertain tax positions as of December 31, 2021.

Intangible assets – The Company’s intangible assets consist of trademarks, trade names, customer lists, product formulas, patents and royalty rights. At December 31, 2021, The Company had intangible assets with a net book value of approximately $1,381,000, of which approximately $799,000 have finite lives and approximately $582,000 have indefinite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. The Company evaluates intangible assets with finite and indefinite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired in 2021 or 2020.

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

Note 2 – Inventories

The composition of the Company’s inventories at December 31, 2021 and 2020 are as follows:

	2021	2020
Raw materials	$7,465,011	$5,393,961
Finished goods	9,669,073	8,072,176
Inventories, gross	17,134,084	13,466,137

Inventory reserves	(314,831)	(290,381)

Inventories, net	$16,819,253	$13,175,756

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $1,051,000 and $629,000 at December 31, 2021 and 2020, respectively.

Note 3 – Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2021 and 2020 consisted of the following:

	Estimated
	Useful Life	2021	2020

Land		$278,325	$278,325
Building and Improvements	30 years	9,710,244	9,563,406
Manufacturing and warehouse equipment	6-20 years	12,858,638	11,959,563
Office equipment and furniture	3-5 years	1,805,002	1,880,387
Leasehold improvements	10-15 years	587,183	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process (1)		6,633,112	464,203
Property, plant and equipment, gross		31,996,265	24,856,828

Less accumulated depreciation		(15,636,047)	(14,754,866)

Property, plant and equipment, net		$16,360,218	$10,101,962

(1)	The Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”) is near completion of an expansion of its manufacturing and distribution facilities by an additional 69,000 square feet. on its 23-acre site. This planned expansion will bring the total facility square footage to exceed 370,000 square feet. of dedicated space for production, warehousing, and distribution. This is the second major expansion of their facilities in less than five years. The Company expects the expansion to be completed during the first half of 2022, although it may be delayed due to supply chain issues.

Note 4 – Leases

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was approximately $97,000 and $98,000 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had a right to use asset and a corresponding liability of $182,543 and $268,920, respectively related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Years ending December 31,
2022	$94,800
2023	94,800
Total future minimum lease payments	189,600
Less imputed interest	(7,057)
Total operating lease liability	$182,543

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the Company’s finance lease right to use assets and Note 8 for information regarding the finance lease payment schedule.

Costs incurred with respect to the Company’s leases during 2021 and 2020 are set forth below.

	2021	2020
Operating lease expense	$97,356	$98,086
Finance lease amortization	21,161	22,167
Finance lease interest	1,589	1,137
Total lease expense	$120,106	$121,390

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at December 31, 2021 and 2020 are set forth below:

December 31, 2021
Remaining lease term – operating lease	2.0 years
Weighted average remaining lease term – finance leases	3.7 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2020
Remaining lease term – operating lease	3.0 years
Weighted average remaining lease term – finance leases	4.6 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

Note 5 – Intangible Assets

The Company’s intangible assets at December 31, 2021 and 2020 consisted of the following:

December 31, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$596,980	$25,753
Trade names and trademarks	1,715,325	665,440	1,049,885
Customer list	584,468	387,105	197,363
Product formulas	292,234	193,554	98,680
Royalty rights	160,000	151,029	8,971
Total intangible assets	$3,374,760	$1,994,108	$1,380,652

December 31, 2020

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$544,644	$78,089
Trade names and trademarks	1,715,325	626,413	1,088,912
Customer list	584,468	270,212	314,256
Product formulas	292,234	135,107	157,127
Royalty rights	160,000	133,085	26,915
Total intangible assets	$3,374,760	$1,709,461	$1,665,299

Amortization expense related to intangible assets aggregated $284,647 and $284,648 for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Revolving Line of Credit

On August 6, 2021, the Company and Regions Bank (“the “Lender”) entered into a Business Loan Agreement (the “Business Loan Agreement”), effective as of July 30, 2021, under which the Company was provided a revolving line of credit in the amount of $6,000,000. The Business Loan Agreement supersedes the Company’s previous $6,000,000 revolving line of credit from the Lender, entered into on August 31, 2018, that was scheduled to expire on August 31, 2021. The revolving line of credit under the Business Loan Agreement is evidenced by a promissory note and is secured principally by the Company’s inventory and accounts receivable.

The Business Loan Agreement bears interest at a variable annual rate of LIBOR plus 1.35%, computed on a 365/360 basis. All outstanding principal plus all accrued unpaid interest is due upon Lender’s demand or when the Business Loan Agreement expires on August 30, 2024.

At December 31, 2021 and 2020, the Company had no borrowings under its then-existing revolving line of credit provided by the Business Loan Agreements.

Note 7 – Accrued Expenses Payable

Accrued expenses payable at December 31, 2021 and 2020 consisted of the following:

	2021	2020

Accrued customer promotions	$34,110	$342,481
Accrued payroll, commissions, and benefits	498,975	440,302
Other	367,897	360,042

Total accrued expenses payable	$900,982	$1,142,825

Note 8 – Long Term Debt

Term Loan

On July 30, 2021, Kinpak  and Regions Bank (the “Lender”) entered into a Credit Agreement (the “Credit Agreement”), effective as of July 20, 2021, under which the Company was extended a term loan (the “Term Loan”) in the original principal amount of $5,000,000. The Company is using the proceeds of the Term Loan for a 69,000 square foot expansion of Kinpak’s manufacturing, warehouse and distribution facilities in Montgomery, Alabama. The Term Loan is evidenced by a promissory note (the “Note”) and is secured by a second priority mortgage of the assets pledged in Kinpak’s industrial development bond financing obtained on September 26, 2017 (see below for further information).

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

The Bond bears interest at the rate of 3.07% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed (subject to increase to 6.07% per annum upon the occurrence of an event of default), and is payable in 118 monthly installments of $31,324 beginning on November 1, 2017 and ending on August 1, 2027, with a final principal and interest payment to be made on September 1, 2027. The amount of the final payment was originally scheduled to be $1,799,201, however at December 31, 2021 the final payment is scheduled to be $1,654,391 because the Company has made additional debt payments. The Bond provides that the interest rate will be subject to adjustment if it is determined by the United States Treasury Department, the Internal Revenue Service, or a similar government entity that the interest on the Bond is includable in the gross income of the Lender for federal income tax purposes.

Under the Lease, Kinpak is required to make rental payments for the account of the IDB to the Lender in such amounts and at such times as are necessary to enable the payment of all principal and interest due on the Bond and other charges, if any, payable in respect of the Bond. The Lease also provides that Kinpak may redeem the Bond, in whole or in part, by prepaying its rental payment obligations in an amount sufficient to effect the redemption. In addition, the Lease contains provisions relating to the Expansion Project, including limitations on utilization of Bond proceeds, deposit of unused proceeds into a custodial account (as described below) and investment of monies held in the custodial account. At December 31, 2021, there are no unused proceeds in the custodial account.

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with a guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.2 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At December 31, 2021, the Company was in compliance with these financial covenants.

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

In connection with the Company’s agreement to purchase assets of Check Corporation, the Company agreed to pay Check Corporation (dba Damp Check®) $100,000 in equal installments of approximately $4,348 over a 23-month period that commenced on January 15, 2020, with a final payment due and payable on November 15, 2021. The Company recorded $97,012 as principal, and the remaining $2,988, representing an imputed interest rate of 3.15% per annum, was recorded as interest expense over the 23 months. This obligation was paid in full on November 15, 2021.

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

At December 31, 2021 and 2020, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $79,000 and $100,000 at December 31, 2021 and 2020, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the years ended December 31, 2021 and 2020, the Company paid $22,750 ($21,161 principal and $1,589 interest) and $23,304 ($22,167 principal and $1,137 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at December 31, 2021 and 2020:

	Current Portion		Long Term Portion
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Term loan	$265,918	$-	$4,622,204	$-
Obligations related to industrial development bond financing	276,036	263,881	3,057,773	3,454,904
Note payable related to Snappy Marine asset acquisition	193,660	188,187	115,558	309,218
Obligation related to Check Corporation asset acquisition	-	47,082	-	-
Office equipment finance leases	21,554	21,160	57,292	78,847
Total principal of long- term debt	757,168	520,310	7,852,827	3,842,969
Debt issuance costs	(20,637)	(19,616)	(101,938)	(112,789)
Total long- term debt	$736,531	$500,694	$7,750,889	$3,730,180

Required principal payments under the Company’s industrial development bond financing and other long- term obligations are set forth below:

Year ending December 31,
2022	$757,168
2023	697,082
2024	596,685
2025	612,269
2026	615,892
Thereafter	5,330,899
Total	$8,609,995

Note 9 – Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Federal – current	$2,272,796	$2,475,632
Federal – deferred	(31,032)	65,745
State – current	66,016	71,147
State – deferred	(1,463)	3,099
Total provision for income taxes	$2,306,317	$2,615,623

The reconciliation of the provision for income taxes at the statutory rate to the reported provision for income taxes is as follows:

	2021	%	2020	%
Income Tax computed at statutory rate	$2,249,160	21.0%	$2,568,784	21.0%
State tax, net of federal benefit	48,480	0.4%	67,569	0.5%
Share based compensation	-	0.0%	(2,302)	(0.0)%
Permanent adjustments	7,845	0.1%	9,679	0.1%
Tax credits and other	832	0.0%	(28,107)	(0.2)%
Provision for income taxes	$2,306,317	21.5%	$2,615,623	21.4%

The Company’s deferred tax liability consisted of the following at December 31, 2021 and 2020:

	2021	2020
Deferred tax liability
Inventory	$120,208	$63,855
Trade accounts receivable allowances	139,059	71,678
Depreciation and amortization	(606,990)	(515,751)
Total net deferred tax liability	$(347,723)	$(380,218)

Note 10 – Related Party Transactions

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $2,373,000 and $2,212,000 for the years ended December 31, 2021 and 2020, respectively; fees for administrative services aggregated approximately $841,000 and $871,000, respectively, for such years; and amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $123,000 and $199,000 during the years ended December 31, 2021 and 2020, respectively. The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business-related expenditures aggregating approximately $1,212,000 and $1,496,000 at December 31, 2021 and 2020, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company. Under this arrangement, the Company paid the entity an aggregate of approximately $85,000 ($48,000 for research and development, $32,000 for charter boat services that the Company used to provide sales incentives for customers and $5,000 for the production of television commercials) and $77,000 ($48,000 for research and development, $9,000 for charter boat services that the Company used to provide sales incentives for customers, and $20,000 for the production of television commercials) for the years ended December 31, 2021 and 2020, respectively. Expenditures for the research and development services are included in the consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services and television production services are included in the consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs. During the years ended December 31, 2021 and 2020, the Company paid an aggregate of approximately $1,933,000 and $1,365,000, respectively, in insurance premiums on policies obtained through the insurance broker.

Note 11 – Stock Options and Awards

On May 29, 2015, the Company’s shareholders approved the Ocean Bio-Chem, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan provides for grants of several types of awards at the discretion of the Equity Grant Committee of the Company’s Board of Directors, including stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The Plan authorizes the issuance of 630,000 shares of Company common stock, subject to anti-dilution adjustments upon the occurrence of certain events affecting the common stock. During 2021 and 2020, the Company granted stock awards under the Plan aggregating 36,600 and 25,150 shares of common stock, respectively, to officers, key employees, and directors. Following the withholding of an aggregate of 3,500 and 1,456 shares of common stock, respectively, in connection with a tax withholding feature of the Plan, 26,700 and 23,694 shares were issued to the award recipients, during 2021 and 2020, respectively. The shares were fully expensed in the period in which they were awarded. Except for 6,400 shares awarded in 2021 that vested on January 1, 2022, the shares vested immediately upon issuance. Compensation expense related to the stock awards was $407,860 and $312,610 in 2021 and 2020, respectively. The value of the shares the Company withheld for taxes related to the stock awards was $37,800 and $19,991 in 2021 and 2020, respectively. At December 31, 2021, 117,250 shares remained available for future issuance under the Plan.  As a result of the adoption of the Plan, no further stock awards will be made under the Company’s equity compensation plans previously approved by its shareholders (the “Prior Plans”).

Prior to the May 29, 2015 effective date of the Plan, stock options were granted under the Prior Plans. The Company had no outstanding options under the Prior Plans at December 31, 2021 and 2020. The last tranche of non-qualified options was exercised before their expiration date of April 25, 2020. There was no compensation expense attributable to stock options recognized during 2021 and 2020, and at December 31, 2021 and 2020, there was no unrecognized compensation cost related to share based compensation arrangements

During 2020, stock options to purchase an aggregate of 20,000 shares of common stock were exercised. The Company received a total of $20,700, withheld 4,704 shares in connection with the net exercise feature of the stock options and issued an aggregate of 15,296 shares to the option holders who exercised their options.

Note 12 – Customer Concentration

During the years ended December 31, 2021 and 2020, the Company had net sales to each of three major customers that constituted in excess of 10% of its net sales. Net sales to these three customers respectively represented approximately 43.7% (16.8%, 13.7%, and 13.2%) and 41.5% (16.0%, 15.0%, and 10.5%) of the Company’s net sales, respectively, for the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 60.1% (22.2%, 19.0%, and 18.9%) and 63.6% (28.8%, 21.1%, and 13.7%) of the Company’s gross trade accounts receivable, respectively, at December 31, 2021, and 2020.

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

	Years Ended December 31,
	2021	2020
Earnings per common share –Basic

Net income	$8,403,968	$9,616,683

Weighted average number of common shares outstanding	9,487,016	9,460,659

Earnings per common share – Basic	$0.89	$1.02

Earnings per common share – Diluted

Net income	$8,403,968	$9,616,683

Weighted average number of common shares outstanding	9,487,016	9,460,659

Dilutive effect of employee stock-based awards	-	3,687
Weighted average number of common shares outstanding – Diluted	9,487,016	9,464,346

Earnings per common share – Diluted	$0.89	$1.02

The Company had no stock options outstanding at December 31, 2021 and 2020, respectively that were anti-dilutive and therefore not included in the diluted earnings per common share calculation.

Note 14 – Cash Dividends

The Company’s board of directors declared the following cash dividends during the years ended December 31, 2021 and 2020:

Year ended December 31, 2021

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
February 25, 2021	Quarterly	March 11, 2021	March 25, 2021	$0.03	$284,454
May 21, 2021	Quarterly	June 4, 2021	June 18, 2021	0.03	284,454
August 26, 2021	Quarterly	September 9, 2021	September 23, 2021	0.03	284,574
November 22, 2021	Quarterly	December 6, 2021	December 21, 2021	0.03	285,255
Total				$0.12	$1,138,737

Year ended December 31, 2020

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
May 26, 2020	Special	June 9, 2020	June 23, 2020	$0.02	$189,242
May 26, 2020	Quarterly	June 9, 2020	June 23, 2020	0.02	189,242
August 26, 2020	Quarterly	September 9, 2020	September 23, 2020	0.02	189,242
November 23, 2020	Quarterly	December 3, 2020	December 17, 2020	0.02	189,636
Total				$0.08	$757,362

Note -15 – Recent Accounting Pronouncements

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