Form 10-Q
period 2022-03-31
OCEAN BIO CHEM INC
filed 2022-05-16
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At May 13, 2022, 9,509,799 shares of the registrant’s common stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,216,924	$12,684,935
Trade accounts receivable less allowances of approximately $712,000 and $632,000, respectively	10,261,547	9,544,133
Receivables due from affiliated companies	847,026	1,211,999
Inventories, net	19,974,898	16,819,253
Prepaid expenses and other current assets	1,585,477	2,093,971
Total Current Assets	42,885,872	42,354,291

Property, plant and equipment, net	17,642,008	16,360,218
Operating lease – right to use	160,449	182,543
Intangible assets, net	1,309,683	1,380,652
Total Assets	$61,998,012	$60,277,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$743,740	$736,531
Current portion of operating lease liability	90,424	89,600
Accounts payable - trade	3,376,982	2,877,623
Income taxes payable	208,342	45,295
Accrued expenses payable	1,120,234	900,982
Total Current Liabilities	5,539,722	4,650,031

Deferred tax liability	453,086	347,723
Operating lease liability, less current portion	70,025	92,943
Long-term debt, less current portion and debt issuance costs	7,515,735	7,750,889
Total Liabilities	13,578,568	12,841,586

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $0.01 par value, 12,000,000 shares authorized; 9,509,799 shares and 9,503,999 shares issued and outstanding, respectively	95,098	95,040
Additional paid in capital	11,141,123	11,077,706
Accumulated other comprehensive loss	(291,374)	(292,336)
Retained earnings	37,474,597	36,555,708
Total Shareholders’ Equity	48,419,444	47,436,118

Total Liabilities and Shareholders’ Equity	$61,998,012	$60,277,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Net sales	$12,737,329	$13,131,224

Cost of goods sold	8,001,347	7,750,503

Gross profit	4,735,982	5,380,721

Operating Expenses:
Advertising and promotion	1,071,579	941,814
Selling and administrative	2,000,030	1,972,812
Total operating expenses	3,071,609	2,914,626

Operating income	1,664,373	2,466,095

Other (expense) income
Interest (expense), net	(31,682)	(37,187)

Income before income taxes	1,632,691	2,428,908

Provision for income taxes	(333,410)	(524,639)

Net income	$1,299,281	$1,904,269

Earnings per common share	$0.14	$0.20

Dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Net income	$1,299,281	$1,904,269

Foreign currency translation adjustment	962	(596)

Comprehensive income	$1,300,243	$1,903,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2021	9,503,999	$95,040	$11,077,706	$(292,336)	$36,555,708	$47,436,118

Net income	-	-	-	-	1,299,281	1,299,281

Dividends, common stock	-	-	-	-	(380,392)	(380,392)

Common stock repurchased and retired	(600)	(6)	(5,639)	-	-	(5,645)

Portion of 2021 stock based compensation for shares issued in 2022	6,400	64	69,056	-	-	69,120

Foreign currency translation adjustment	-	-	-	962	-	962

March 31, 2022	9,509,799	$95,098	$11,141,123	$(291,374)	$37,474,597	$48,419,444

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	1,904,269	1,904,269

Dividends, common stock	-	-	-	-	(284,454)	(284,454)

Foreign currency translation adjustment	-	-	-	(596)	-	(596)

March 31, 2021	9,481,799	$94,818	$10,816,100	$(294,920)	$30,910,292	$41,526,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,299,281	$1,904,269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	405,022	357,594
Deferred income taxes	105,363	(88,566)
Provision for bad debts	80,003	88,289
Provision for slow moving and obsolete inventory	70,049	9,756
Other operating non-cash items	311	(1,572)

Changes in assets and liabilities:

Trade accounts receivable	(797,417)	(2,110,546)
Receivables due from affiliated companies	364,973	358,826
Inventories	(3,225,694)	(1,068,795)
Prepaid expenses and other current assets	508,494	(162,596)
Accounts payable – trade	499,359	1,174,548
Income taxes payable	163,047	576,626
Accrued expenses payable	288,372	169,969
Net cash (used in) provided by operating activities	(238,837)	1,207,802

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,610,684)	(915,899)
Net cash used in investing activities	(1,610,684)	(915,899)

Cash flows from financing activities:
Payments on long-term debt	(233,104)	(130,092)
Dividends paid to common shareholders	(380,392)	(284,454)
Repurchase of common stock	(5,645)	-
Net cash used in financing activities	(619,141)	(414,546)

Effect of exchange rate on cash	651	976

Net decrease in cash and restricted cash	(2,468,011)	(121,667)

Cash and restricted cash at beginning of period	12,684,935	11,601,152
Cash and restricted cash at end of period	$10,216,924	$11,479,485

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$28,786	$32,606
Cash paid for income taxes during period	$65,000	$-
Cash paid under operating lease	$23,700	$23,700

Cash	$10,216,924	$11,161,761
Restricted cash	-	317,724
Total cash and restricted cash	$10,216,924	$11,479,485

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. INVENTORIES

The Company’s inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$8,745,696	$7,465,011
Finished goods	11,552,825	9,669,073
Inventories, gross	20,298,521	17,134,084

Inventory reserves	(323,623)	(314,831)

Inventories, net	$19,974,898	$16,819,253

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $987,000 and $1,051,000 at March 31, 2022 and December 31, 2021, respectively.

3. PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life	March 31, 2022	December 31, 2021

Land		$278,325	$278,325
Building and improvements	30 years	15,180,235	9,710,244
Manufacturing and warehouse equipment	6-20 years	13,577,478	12,858,638
Office equipment and furniture	3-5 years	1,941,521	1,805,002
Leasehold improvements	10-15 years	621,903	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process (1)		1,883,726	6,633,112
Property, plant and equipment, gross		33,606,949	31,996,265

Less accumulated depreciation		(15,964,941)	(15,636,047)

Property, plant and equipment, net		$17,642,008	$16,360,218

(1)	In April 2022, the Company’s wholly owned subsidiary, KINPAK Inc. (“Kinpak”), placed into service assets relating to an expansion of its manufacturing and distribution facilities.

Depreciation expense totaled $328,893 (of which $303,992 is included in cost of goods sold and $24,901 is included in selling and administrative expenses) and $281,529 (of which $257,140 is included in cost of goods sold and $24,389 is included in selling and administrative expenses) for the three months ended March 31, 2022 and 2021, respectively.

4. LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was $24,553 and $24,339 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had a right to use asset and a corresponding liability of $160,449 and $182,543, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending March 31,
2023	$94,800
2024	71,100
Total future minimum lease payments	165,900
Less imputed interest	(5,451)
Total operating lease liability	$160,449

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 7 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three months ended March 31, 2022 and 2021 are set forth below.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense	$24,553	$24,339
Finance lease amortization	5,350	5,254
Finance lease interest	337	433
Total lease expense	$30,240	$30,026

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at March 31, 2022 and December 31, 2021 are set forth below:

March 31, 2022
Remaining lease term – operating lease	1.75 years
Weighted average remaining lease term – finance leases	3.4 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

December 31, 2021
Remaining lease term – operating lease	2.0 years
Weighted average remaining lease term – finance leases	3.7 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

5. INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

March 31, 2022

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$609,871	$12,862
Trade names and trademarks	1,715,325	675,195	1,040,130
Customer list	584,468	416,328	168,140
Product formulas	292,234	208,168	84,066
Royalty rights	160,000	155,515	4,485
Total intangible assets	$3,374,760	$2,065,077	$1,309,683

December 31, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$596,980	$25,753
Trade names and trademarks	1,715,325	665,440	1,049,885
Customer list	584,468	387,105	197,363
Product formulas	292,234	193,554	98,680
Royalty rights	160,000	151,029	8,971
Total intangible assets	$3,374,760	$1,994,108	$1,380,652

Amortization expense related to intangible assets was $70,969 and $71,161 for the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022 and December 31, 2021, the Company had no borrowings under the revolving line of credit provided by the current and former Business Loan Agreements.

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

The Bond bears interest at the rate of 3.07% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed (subject to increase to 6.07% per annum upon the occurrence of an event of default), and is payable in 118 monthly installments of $31,324 beginning on November 1, 2017 and ending on August 1, 2027, with a final principal and interest payment to be made on September 1, 2027. The amount of the final payment was originally scheduled to be $1,799,201, however at March 31, 2022 the final payment is scheduled to be $1,600,861 because the Company has made additional debt payments. The Bond provides that the interest rate will be subject to adjustment if it is determined by the United States Treasury Department, the Internal Revenue Service, or a similar government entity that the interest on the Bond is includable in the gross income of the Lender for federal income tax purposes.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At March 31, 2022, the Company was in compliance with these financial covenants.

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

At March 31, 2022 and December 31, 2021, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $73,000 and $79,000 at March 31, 2022 and December 31, 2021, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended March 31, 2022 and 2021, the Company paid $5,687 ($5,350 principal and $337 interest) and $5,687 ($5,254 principal and $433 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at March 31, 2022 and December 31, 2021:

	Current Portion		Long Term Portion
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Term loan	$268,085	$265,918	$4,553,837	$4,622,204
Obligations related to industrial development bond financing	279,585	276,036	2,940,566	3,057,773
Note payable related to Snappy Marine asset acquisition	195,052	193,660	66,270	115,558
Obligation related to Check Corporation asset acquisition		-	-	-
Office equipment finance leases	21,655	21,554	51,841	57,292
Total principal of long- term debt	764,377	757,168	7,612,514	7,852,827
Debt issuance costs	(20,637)	(20,637)	(96,779)	(101,938)
Total long- term debt	$743,740	$736,531	$7,515,735	$7,750,889

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending March 31,
2023	$764,377
2024	653,179
2025	602,545
2026	613,847
2027	622,381
Thereafter	5,120,562
Total	$8,376,891

8. RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $492,000 and $513,000 for the three months ended March 31, 2022 and 2021, respectively. Fees for administrative services aggregated approximately $188,000 and $168,000 for the three months ended March 31, 2022 and 2021, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $29,000 and $36,000 during the three months ended March 31, 2022 and 2021, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $847,000 and $1,212,000 at March 31, 2022 and December 31, 2021, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of approximately $35,000 ($12,000 for research and development services and $6,000 for charter boat services that the Company used to provide sales incentives to customers and $17,000 for the production of television commercials) and $23,000 ($12,000 for research and development services, $7,000 for charter boat services that the Company used to provide sales incentives for customers and $4,000 for the production of television commercials ) for the three months ended March 31, 2022 and 2021, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended March 31, 2022 and 2021, the Company paid an aggregate of approximately $283,000 and $397,000, respectively, in insurance premiums on policies obtained through the insurance broker.

9. EARNINGS PER COMMON SHARE

The Company did not have any potentially dilutive securities during the three months ended March 31, 2022 and 2021. Therefore, the Company’s earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.

	Three Months Ended March 31,
	2022	2021

Net income	$1,299,281	$1,904,269

Weighted average number of common shares outstanding	9,509,670	9,481,799

Earnings per common share	$0.14	$0.20

10. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during each of the three months ended March 31, 2022 and 2021, and at March 31, 2022, there were no outstanding stock options or unrecognized compensation expense related to stock options.

11. CASH DIVIDENDS

On February 24, 2022, the Company’s Board of Directors declared a regular quarterly dividend of $0.04 per common share payable on March 25, 2022 to all shareholders of record on March 10, 2022. There were 9,509,799 shares of common stock outstanding on March 10, 2022; therefore, dividends aggregating $380,392 were paid on March 25, 2022.

On February 25, 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.03 per common share payable on March 25, 2021 to all shareholders of record on March 11, 2021. There were 9,481,799 shares of common stock outstanding on March 11, 2021; therefore, dividends aggregating $284,454 were paid on March 25, 2021.

12. CUSTOMER CONCENTRATION

During the three months ended March 31, 2022 and 2021, the Company had net sales to each of two customers that constituted in excess of 10% of its net sales. Net sales to these two customers represented approximately 38.7% (22.6% and 16.1%) and 43.2% (29.5% and 13.7%) of the Company’s net sales for the three months ended March 31, 2022 and 2021, respectively.

  At March 31, 2022 and December 31, 2021, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 65.5% (26.9%, 24.9%, and 13.7%) and 60.1% (22.2%, 19.0%, and 18.9%) of the Company’s gross trade accounts receivable at March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the impact of the COVID-19 pandemic on our business and the economy in general, the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, availability in general of raw materials and other factors addressed in the sections entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.

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

Critical accounting estimates:

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding our critical accounting estimates.

Results of Operations:

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table provides a summary of our financial results for the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31,
			Percent	Percentage of Net Sales
	2022	2021	Change	2022	2021
Net sales	$12,737,329	$13,131,224	(3.0)%	100.0%	100.0%
Cost of goods sold	8,001,347	7,750,503	3.2%	62.8%	59.0%
Gross profit	4,735,982	5,380,721	(12.0)%	37.2%	41.0%
Advertising and promotion	1,071,579	941,814	13.8%	8.4%	7.2%
Selling and administrative	2,000,030	1,972,812	1.4%	15.7%	15.0%
Operating income	1,664,373	2,466,095	(32.5)%	13.1%	18.8%
Interest (expense), net	(31,682)	(37,187)	(14.8)%	0.2%	0.3%
Provision for income taxes	(333,410)	(524,639)	(36.4)%	2.6%	4.0%
Net income	$1,299,281	$1,904,269	(31.8)%	10.2%	14.5%

Net sales for the three months ended March 31, 2022 decreased by approximately $394,000, or 3.0%, as compared to the three months ended March 31, 2021. The three months ended March 31, 2021 benefitted from an unusually high amount of open orders at the end of 2020, which was caused by an increase in demand for marine products as the economy began to open from the pandemic.

Cost of goods sold increased by approximately $251,000, or 3.2%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was principally a result of the mix of sales, and increases in freight, raw materials and other manufacturing cost increases.

Gross profit decreased by approximately $645,000, or 12.0%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Gross profit decreased due to the changes in net sales and cost of goods sold described above. As a percentage of net sales, gross profit was approximately 37.2% and 41.0% for the three months ended March 31, 2022 and 2021, respectively.

Advertising and promotion expenses increased by approximately $130,000, or 13.8%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in advertising and promotion expenses was principally a result of an increased focus on social media and digital marketing. As a percentage of net sales, advertising and promotion expenses increased to 8.4% for the three months ended March 31, 2022, from 7.2% for the three months ended March 31, 2021.

Selling and administrative expenses increased by approximately $27,000, or 1.4%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. As a percentage of net sales, selling and administrative expenses increased to 15.7% for the three months ended March 31, 2022, from 15.0% for the three months ended March 31, 2021.

Interest (expense), net for the three months ended March 31, 2022 decreased by approximately $6,000 or 14.8%, as compared to the three months ended March 31, 2021.

Provision for income taxes for the three months ended March 31, 2022 was approximately $333,000, or 20.4% of our income before income taxes. For the three months ended March 31, 2021 the provision was approximately $525,000, or 21.6% of our income before income taxes.

Liquidity and capital resources:

Our cash balance was approximately $10,217,000 at March 31, 2022 and approximately $12,685,000 at December 31, 2021.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(238,837)	$1,207,802
Net cash used in investing activities	(1,610,684)	(915,899)
Net cash used in financing activities	(619,141)	(414,546)
Effect of exchange rate fluctuations on cash	651	976
Net decrease in cash and restricted cash	$(2,468,011)	$(121,667)

Net cash used in operating activities for the three months ended March 31, 2022 was approximately $238,000, as compared to net cash provided by operating activities of approximately $1,208,000 for the three months ended March 31, 2021. During the three months ended March 31, 2022, net income decreased by approximately $605,000, noncash adjustments to net income increased by approximately $295,000, and changes in working capital used approximately $1,137,000 more in cash, as compared to the three months ended March 31, 2021.

Net trade accounts receivable at March 31, 2022 aggregated approximately $10,261,000, an increase of approximately $717,000, or 7.5%, as compared to approximately $9,544,000 in net trade accounts receivable outstanding at December 31, 2021.  The increase was principally a result of our net sales during the first quarter of 2022. Receivables due from affiliated companies aggregated approximately $847,000 at March 31, 2022, a decrease of approximately $365,000, or 30.1%, from receivables due from affiliated companies of approximately $1,212,000 at December 31, 2021. The decrease was a result of payments received during the three months ended March 31, 2022.

Inventories, net were approximately $19,975,000 and $16,819,000 at March 31, 2022 and December 31, 2021, respectively, representing an increase of approximately $3,156,000, or 18.8%, during the three months ended March 31, 2022. We believe the higher levels of inventories were necessary in order to reduce potential supply chain problems and material price increases.

Net cash used in investing activities for the three months ended March 31, 2022 increased by approximately $695,000, or 75.9%, as compared to the three months ended March 31, 2021. The increase in cash used was principally to expand our manufacturing, warehouse and distribution facilities at Kinpak.

Net cash used in financing activities for the three months ended March 31, 2022 increased by approximately $205,000, or 49.4%, as compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company paid dividends to common shareholders aggregating approximately $380,000 and made payments on long term debt of approximately $233,000, as compared to dividends paid to common shareholders aggregating approximately $284,000 and payments on long term debt of approximately $130,000 during the three months ended March 31, 2021.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to a term loan, the payment of which we have guaranteed, an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At March 31, 2022 and December 31, 2021, we had outstanding balances of approximately $4,822,000 and $4,888,000, respectively under Kinpak’s obligation relating to the term loan, $3,220,000 and $3,334,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and no borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 30, 2024, although as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit contains various covenants, including financial covenants that are described in Note 6 to the condensed consolidated financial statements included in this report.  At March 31, 2022, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report. At March 31, 2022, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At March 31, 2022, we had an outstanding balance of $266,666 under the promissory note (including $261,322 recorded as principal and $5,344 to be recorded as interest expense over the remaining term of the note).

We also obtained financing through leases for office equipment, totaling approximately $73,000 and $79,000 at March 31, 2022 and December 31, 2021, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the three months ended March 31, 2022, we recorded $962 in foreign currency translation adjustments (increasing shareholders’ equity by $962).

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - January 31, 2022	600	$9.41	600	$2,955,243
February 1 - February 28, 2022	-	-	-	$2,955,243
March 1 - March 31, 2022	-	-	-	$2,955,243
Total	600		600

(1)	Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: May 16, 2022	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: May 16, 2022	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer