Form 10-Q
period 2022-06-30
OCEAN BIO CHEM INC
filed 2022-08-04
CIK 350737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

At August 3, 2022, 9,509,799 shares of the registrant’s common stock were outstanding.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,018,051	$12,684,935
Trade accounts receivable less allowances of approximately $706,000 and $632,000, respectively	11,579,761	9,544,133
Receivables due from affiliated companies	1,494,318	1,211,999
Inventories, net	23,584,207	16,819,253
Prepaid expenses and other current assets	1,726,522	2,093,971
Total Current Assets	45,402,859	42,354,291

Property, plant and equipment, net	18,310,426	16,360,218
Operating lease – right to use	138,153	182,543
Intangible assets, net	1,238,744	1,380,652
Total Assets	$65,090,182	$60,277,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net	$751,098	$736,531
Revolving line of credit	3,459,500	-
Current portion of operating lease liability	91,256	89,600
Accounts payable - trade	3,740,639	2,877,623
Income taxes payable	-	45,295
Accrued expenses payable	1,548,974	900,982
Total Current Liabilities	9,591,467	4,650,031

Deferred tax liability	455,081	347,723
Operating lease liability, less current portion	46,897	92,943
Long-term debt, less current portion and debt issuance costs	7,280,034	7,750,889
Total Liabilities	17,373,479	12,841,586

COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity:
Common stock - $0.01 par value, 12,000,000 shares authorized; 9,509,799 shares and 9,503,999 shares issued and outstanding, respectively	95,098	95,040
Additional paid in capital	11,141,123	11,077,706
Accumulated other comprehensive loss	(292,328)	(292,336)
Retained earnings	36,772,810	36,555,708
Total Shareholders’ Equity	47,716,703	47,436,118

Total Liabilities and Shareholders’ Equity	$65,090,182	$60,277,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$15,208,834	$15,688,985	$27,946,163	$28,820,209

Cost of goods sold	9,859,190	8,416,553	17,860,537	16,167,056

Gross profit	5,349,644	7,272,432	10,085,626	12,653,153

Operating Expenses:
Advertising and promotion	1,633,975	1,265,583	2,705,554	2,207,397
Selling and administrative	4,045,057	2,641,657	6,045,087	4,614,469
Total operating expenses	5,679,032	3,907,240	8,750,641	6,821,866

Operating (loss) income	(329,388)	3,365,192	1,334,985	5,831,287

Other (expense) income
Interest (expense), net	(79,128)	(40,823)	(110,810)	(78,010)

(Loss) income before income taxes	(408,516)	3,324,369	1,224,175	5,753,277

Income tax benefit (provision)	87,121	(723,054)	(246,289)	(1,247,693)

Net (loss) income	$(321,395)	$2,601,315	$977,886	$4,505,584

Loss (earnings) per common share	$(0.03)	$0.27	$0.10	$0.48

Dividends declared per common share	$0.04	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net (loss) income	$(321,395)	$2,601,315	$977,886	$4,505,584
Foreign currency translation adjustment	(954)	1,077	8	481

Comprehensive (loss) income	$(322,349)	$2,602,392	$977,894	$4,506,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2022	9,509,799	$95,098	$11,141,123	$(291,374)	$37,474,597	$48,419,444

Net loss	-	-	-	-	(321,395)	(321,395)

Dividends, common stock	-	-	-	-	(380,392)	(380,392)

Foreign currency translation adjustment	-	-	-	(954)	-	(954)

June 30, 2022	9,509,799	$95,098	$11,141,123	$(292,328)	$36,772,810	$47,716,703

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

March 31, 2021	9,481,799	$94,818	$10,816,100	$(294,920)	$30,910,292	$41,526,290

Net income	-	-	-	-	2,601,315	2,601,315

Dividends, common stock	-	-	-	-	(284,454)	(284,454)

Stock based compensation	4,000	40	55,740	-	-	55,780

Foreign currency translation adjustment	-	-	-	1,077	-	1,077

June 30, 2021	9,485,799	$94,858	$10,871,840	$(293,843)	$33,227,153	$43,900,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2021	9,503,999	$95,040	$11,077,706	$(292,336)	$36,555,708	$47,436,118

Net income	-	-	-	-	977,886	977,886

Dividends, common stock	-	-	-	-	(760,784)	(760,784)

Common stock repurchased and retired	(600)	(6)	(5,639)	-	-	(5,645)

Portion of 2021 stock based compensation for shares issued in 2022	6,400	64	69,056	-	-	69,120

Foreign currency translation adjustment	-	-	-	8	-	8

June 30, 2022	9,509,799	$95,098	$11,141,123	$(292,328)	$36,772,810	$47,716,703

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

December 31, 2020	9,481,799	$94,818	$10,816,100	$(294,324)	$29,290,477	$39,907,071

Net income	-	-	-	-	4,505,584	4,505,584

Dividends, common stock	-	-	-	-	(568,908)	(568,908)

Stock based compensation	4,000	40	55,740	-	-	55,780

Foreign currency translation adjustment	-	-	-	481	-	481

June 30, 2021	9,485,799	$94,858	$10,871,840	$(293,843)	$33,227,153	$43,900,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$977,886	$4,505,584
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	866,096	726,441
Deferred income taxes	107,358	371
Stock based compensation	-	55,780
Provision for bad debts	73,207	92,057
Provision for slow moving and obsolete inventory	40,138	20,395
Other operating non-cash items	346	(1,294)

Changes in assets and liabilities:

Trade accounts receivable	(2,108,835)	(4,423,070)
Receivables due from affiliated companies	(282,319)	597,826
Inventories	(6,805,092)	(3,586,128)
Prepaid expenses and other current assets	367,449	(267,649)
Accounts payable – trade	863,016	2,327,290
Income taxes payable	(45,295)	3,107
Accrued expenses payable	717,112	432,491
Net cash (used in) provided by operating activities	(5,228,933)	483,201

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,664,078)	(2,922,273)
Net cash used in investing activities	(2,664,078)	(2,922,273)

Cash flows from financing activities:
Borrowings on revolving line of credit	3,459,500	-
Payments on long-term debt	(466,606)	(290,570)
Dividends paid to common shareholders	(760,784)	(568,908)
Repurchase of common stock	(5,645)	-
Net cash provided by (used) in financing activities	2,226,465	(859,478)

Effect of exchange rate on cash	(338)	1,775

Net decrease in cash and restricted cash	(5,666,884)	(3,296,775)

Cash and restricted cash at beginning of period	12,684,935	11,601,152
Cash and restricted cash at end of period	$7,018,051	$8,304,377

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$94,646	$64,824
Cash paid for income taxes during period	$502,146	$1,207,636
Cash paid under operating lease	$47,400	$47,400

Cash	$7,018,051	$8,304,377
Restricted cash	-	-
Total cash and restricted cash	$7,018,051	$8,304,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN BIO-CHEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

2.	INVENTORIES

The Company’s inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$11,260,102	$7,465,011
Finished goods	12,679,074	9,669,073
Inventories, gross	23,939,176	17,134,084

Inventory reserves	(354,969)	(314,831)

Inventories, net	$23,584,207	$16,819,253

The inventory reserves shown in the table above reflect slow moving and obsolete inventory.

The Company operates a vendor managed inventory program with one of its customers to improve the promotion of the Company’s products. The Company manages the inventory levels at this customer’s warehouses and recognizes revenue as the products are sold by the customer. The inventories managed at the customer’s warehouses, which are included in inventories, net, amounted to approximately $712,000 and $1,051,000 at June 30, 2022 and December 31, 2021, respectively.

3.	PROPERTY, PLANT & EQUIPMENT

The Company’s property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life	June 30, 2022	December 31, 2021

Land		$278,325	$278,325
Building and improvements	30 years	15,190,163	9,710,244
Manufacturing and warehouse equipment	6-20 years	14,564,192	12,858,638
Office equipment and furniture	3-5 years	2,091,538	1,805,002
Leasehold improvements	10-15 years	621,903	587,183
Finance leases – right to use	5 years	113,741	113,741
Vehicles	3 years	10,020	10,020
Construction in process		1,790,461	6,633,112
Property, plant and equipment, gross		34,660,343	31,996,265

Less accumulated depreciation		(16,349,917)	(15,636,047)

Property, plant and equipment, net		$18,310,426	$16,360,218

Depreciation expense totaled $384,976 (of which $359,949 is included in cost of goods sold and $25,027 is included in selling and administrative expenses) and $292,781 (of which $268,231 is included in cost of goods sold and $24,550 is included in selling and administrative expenses) for the three months ended June 30, 2022 and 2021, respectively, and $713,869 (of which $663,941 is included in cost of goods sold and $49,928 is included in selling and administrative expenses) and $574,310 (of which $525,371 is included in cost of goods sold and $48,939 is included in selling and administrative expenses) for the six months ended June 30, 2022 and 2021, respectively.

4.	LEASES

The Company has one operating lease and two finance leases.

Under the operating lease, the Company leases its executive offices and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by Peter G. Dornau, the Company’s Chairman, President and Chief Executive Officer. The lease, as extended, expires on December 31, 2023. The lease requires an annual minimum base rent of $94,800 and provides for a maximum annual 2% increase in subsequent years, although the entity has not raised the minimum base rent since the Company entered into a previous lease agreement in 1998. Additionally, the leasing entity is entitled to reimbursement of all taxes, assessments, and any other expenses that arise from ownership. Each of the parties to the lease has agreed to review the terms of the lease every three years at the request of the other party. Operating lease expense was $24,554 and $24,339 for the three months ended June 30, 2022 and 2021, respectively, and $49,107 and $48,678 for the six months ended June 30, 2022 and 2021, respectively.  At June 30, 2022 and December 31, 2021, the Company had a right to use asset and a corresponding liability of $138,153 and $182,543, respectively, related to the operating lease. Set forth below is a schedule of future minimum rent payments under the operating lease.

Twelve-month period ending June 30,
2023	$94,800
2024	47,400
Total future minimum lease payments	142,200
Less imputed interest	(4,047)
Total operating lease liability	$138,153

The Company’s two finance leases relate to office equipment. See Note 3 for information regarding the carrying value of the Company’s finance lease right to use assets and Note 7 for information regarding the finance lease payment schedule.

Expenses incurred with respect to the Company’s leases during the three and six months ended June 30, 2022 and 2021 are set forth below.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease expense	$24,554	$24,339
Finance lease amortization	5,377	5,277
Finance lease interest	310	412
Total lease expense	$30,241	$30,028

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease expense	$49,107	$48,678
Finance lease amortization	10,727	10,531
Finance lease interest	647	845
Total lease expense	$60,481	$60,054

The remaining lease term with respect to the operating lease, weighted average remaining lease term with respect to the finance leases and discount rate with respect to the operating lease and finance leases at June 30, 2022 and December 31, 2021 are set forth below:

June 30, 2022
Remaining lease term – operating lease	1.5 years
Weighted average remaining lease term – finance leases	3.2 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.7%

December 31, 2021
Remaining lease term – operating lease	2.0 years
Weighted average remaining lease term – finance leases	3.7 years
Discount rate – operating lease	3.7%
Weighted average discount rate – finance leases	1.8%

5.	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

June 30, 2022

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$622,733	$-
Trade names and trademarks	1,715,325	684,950	1,030,375
Customer list	584,468	445,551	138,917
Product formulas	292,234	222,782	69,452
Royalty rights	160,000	160,000	-
Total intangible assets	$3,374,760	$2,136,016	$1,238,744

December 31, 2021

Intangible Assets	Cost	Accumulated Amortization	Net
Patents	$622,733	$596,980	$25,753
Trade names and trademarks	1,715,325	665,440	1,049,885
Customer list	584,468	387,105	197,363
Product formulas	292,234	193,554	98,680
Royalty rights	160,000	151,029	8,971
Total intangible assets	$3,374,760	$1,994,108	$1,380,652

Amortization expense related to intangible assets was $70,939 and $71,162 for the three months ended June 30, 2022 and 2021, respectively, and $141,908 and $142,323 for the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022 and December 31, 2021, the Company had borrowings of $3,459,500 and $0, respectively, under the revolving line of credit provided by the current and former Business Loan Agreements.

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

The Bond bears interest at the rate of 3.07% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed (subject to increase to 6.07% per annum upon the occurrence of an event of default), and is payable in 118 monthly installments of $31,324 beginning on November 1, 2017 and ending on August 1, 2027, with a final principal and interest payment to be made on September 1, 2027. The amount of the final payment was originally scheduled to be $1,799,201, however at June 30, 2022 the final payment is scheduled to be $1,547,739 because the Company has made additional debt payments. The Bond provides that the interest rate will be subject to adjustment if it is determined by the United States Treasury Department, the Internal Revenue Service, or a similar government entity that the interest on the Bond is includable in the gross income of the Lender for federal income tax purposes.

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

Payment of amounts due and payable under the Bond and other related agreements are guaranteed by the Company and its other consolidated subsidiaries. In connection with the guarantee agreement under which the Company provided its guarantee, the Company is subject to certain covenants, including financial covenants requiring that the Company maintain (i) a minimum fixed charge ratio (generally, the ratio of (A) EBITDA minus the sum of Company’s distributions to its shareholders, taxes paid and unfunded capital expenditures to (B) current maturities of Company long-term debt plus interest expense) of 1.20 to 1, tested quarterly, and (ii) a ratio of funded debt (as defined in the guaranty agreement) divided by the sum of net worth and funded debt of 0.75 to 1, tested quarterly. For purposes of computing the fixed charge coverage ratio, “EBITDA” generally is defined as net income before taxes and depreciation expense plus amortization expense, plus interest expense, plus non-recurring and/or non-cash losses and expenses, minus non-recurring and/or non-cash gains and income; “unfunded capital expenditures” generally is defined as capital expenditures made from Company funds other than funds borrowed through term debt incurred to finance such capital expenditures. At June 30, 2022, the Company was in compliance with these financial covenants.

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

At June 30, 2022 and December 31, 2021, the Company was obligated under lease agreements covering office equipment utilized in the Company’s operations (inclusive of the lease referenced in the preceding paragraph). The office equipment leases, aggregating approximately $68,000 and $79,000 at June 30, 2022 and December 31, 2021, respectively, have maturities through 2025 and carry interest rates ranging from approximately 1.53% to 3.86% per annum. The office equipment leases are classified as finance leases. During the three months ended June 30, 2022 and 2021, the Company paid $5,687 ($5,377 principal and $310 interest) and $5,689 ($5,277 principal and $412 interest), respectively, and during the six months ended June 30, 2022 and 2021, the Company paid $11,374 ($10,727 principal and $647 interest) and $11,376 ($10,531 principal and $845 interest), respectively, under the lease agreements.

The following table provides information regarding the Company’s long-term debt at June 30, 2022 and December 31, 2021:

	Current Portion		Long Term Portion
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Term loan	$270,317	$265,918	$4,485,724	$4,622,204
Obligations related to industrial development bond financing	283,208	276,036	2,822,939	3,057,773
Note payable related to Snappy Marine asset acquisition	196,455	193,660	16,627	115,558
Office equipment finance leases	21,755	21,554	46,364	57,292
Total principal of long- term debt	771,735	757,168	7,371,654	7,852,827
Debt issuance costs	(20,637)	(20,637)	(91,620)	(101,938)
Total long- term debt	$751,098	$736,531	$7,280,034	$7,750,889

Required principal payments under the Company’s long- term obligations are set forth below:

Twelve-month period ending June 30,
2023	$771,735
2024	608,759
2025	608,857
2026	615,564
2027	629,031
Thereafter	4,909,443
Total	$8,143,389

8.	RELATED PARTY TRANSACTIONS

The Company sells products to companies affiliated with Peter G. Dornau, who is the Company’s Chairman, President and Chief Executive Officer. The affiliated companies resell, outside of the United States and Canada, products they purchase from the Company. The Company also provides administrative services to these companies and pays certain business-related expenditures for the affiliated companies, for which the Company is reimbursed. Sales to the affiliated companies aggregated approximately $452,000 and $543,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $944,000 and $1,056,000 for the six months ended June 30, 2022 and 2021, respectively. Fees for administrative services aggregated approximately $343,000 and $289,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $531,000 and $457,000 for the six months ended June 30, 2022 and 2021, respectively. Amounts billed to the affiliated companies to reimburse the Company for business related expenditures made on behalf of the affiliated companies aggregated approximately $29,000 and $27,000 during the three months ended June 30, 2022 and 2021, respectively, and approximately $57,000 and $63,000 during the six months ended June 30, 2022 and 2021, respectively.  The Company had accounts receivable from the affiliated companies in connection with the product sales, administrative services and business- related expenditures aggregating approximately $1,494,000 and $1,212,000 at June 30, 2022 and December 31, 2021, respectively.

An entity that is owned by the Company’s Chairman, President and Chief Executive Officer provides several services to the Company.  Under this arrangement, the Company paid the entity an aggregate of $14,000 ($12,000 for research and development services and $2,000 for charter boat services that the Company used to provide sales incentives to customers) and $21,000 ($12,000 for research and development services, $7,000 for charter boat services that the Company used to provide sales incentives to customers and $2,000 for the production of television commercials ) for the three months ended June 30, 2022 and 2021, respectively, and $49,000 ($24,000 for research and development services, $8,000 for charter boat services that the Company used to provide sales incentives for customers and $17,000 for the production of television commercials ) and $44,000 ($24,000 for research and development services, $14,000 for charter boat services that the Company used to provide sales incentives for customers and $6,000 for the production of television commercials) for the six months ended June 30, 2022 and 2021, respectively. Expenditures for the research and development services are included in the condensed consolidated statements of operations within selling and administrative expenses. Expenditures for the charter boat services are included in the condensed consolidated statements of operations within advertising and promotion expenses.

The Company leases office and warehouse facilities in Fort Lauderdale, Florida from an entity controlled by its Chairman, President and Chief Executive Officer. See Note 4 for a description of the lease terms.

See Note 13, Merger Agreement, for a discussion of certain transaction relating to the above-described entities.

A director of the Company is Regional Executive Vice President of an insurance broker through which the Company sources most of its insurance needs.  During the three months ended June 30, 2022 and 2021, the Company paid an aggregate of approximately $355,000 and $432,000, respectively, and during the six months ended June 30, 2022 and 2021, the Company paid an aggregate of approximately $638,000 and $829,000, respectively in insurance premiums on policies obtained through the insurance broker.

9.	(LOSS) EARNINGS PER COMMON SHARE

The Company did not have any potentially dilutive securities during the three and six months ended June 30, 2022 and 2021. Therefore, the Company’s earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reporting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(321,395)	$2,601,315	$977,886	$4,505,584

Weighted average number of common shares outstanding	9,509,799	9,482,854	9,509,735	9,482,329

(Loss) earnings per common share	$(0.03)	$0.27	$0.10	$0.48

10.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No stock compensation expense was incurred during the three and six months ended June 30, 2022. Stock compensation expense during the three and six months ended June 30, 2021 was $55,780, all of which relates to the shares of Company common stock issued to the Company’s non-employee directors as part of their compensation for service on the Board of Directors. At June 30, 2022, there were no outstanding stock options or unrecognized compensation expense related to stock options.

11.	CASH DIVIDENDS

Six months ended June 30, 2022

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
February 24, 2022	Quarterly	March 10, 2022	March 25, 2022	$0.04	$380,392
May 25, 2022	Quarterly	June 8, 2022	June 23, 2022	0.04	380,392
Total				$0.08	$760,784

Six months ended June 30, 2021

Declaration Date	Type	Record Date	Payment Date	Dividends Per Share	Amount
February 25, 2021	Quarterly	March 11, 2021	March 25, 2021	$0.03	$284,454
May 21, 2021	Quarterly	June 4, 2021	June 18, 2021	0.03	284,454
Total				$0.06	$568,908

12.	CUSTOMER CONCENTRATION

During the three months ended June 30, 2022, the Company had net sales to each of two customers that constituted at least of 10% of its net sales. Net sales to these two customers represented approximately 43.0% (24.8% and 18.2%) of the Company’s net sales for the three months ended June 30, 2022.

During the three months ended June 30, 2021, the Company had net sales to each of three customers that constituted at least of 10% of its net sales. Net sales to these three customers represented approximately 47.1% (18.6%, 18.5% and 10.0%) of the Company’s net sales for the three months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, the Company had net sales to each of two customers that constituted at least of 10% of its net sales. Net sales to these two customers respectively represented approximately 41.0% (20.8% and 20.2%) and 39.8% (23.5% and 16.3%) of the Company’s net sales, respectively, for the six months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, three customers constituted at least 10% of the Company’s gross trade accounts receivable. The gross trade accounts receivable balances for these customers represented approximately 64.1% (31.1%, 21.6%, and 11.4%) and 60.1% (22.2%, 19.0%, and 18.9%) of the Company’s gross trade accounts receivable at June 30, 2022 and December 31, 2021, respectively.

13.	MERGER AGREEMENT

On June 22, 2022, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 21, 2022, with OneWater Marine Inc., a Delaware corporation (“Parent”), and OBCMS, Inc., a Florida corporation, and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation (the “Surviving Corporation”) and wholly owned subsidiary of Parent following the effectiveness of the Merger.

At the effective time of the Merger (the “Effective Time”):

1.	each share of the Company common stock that is owned by the Company (as treasury stock or otherwise) or any of its direct or indirect wholly owned subsidiaries as of immediately prior to the Effective Time (“Cancelled Shares”) will automatically be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange;
2.	each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares and Dissenting Shares as defined by the Merger Agreement) will be converted into the right to receive $13.08 in cash, without interest (the “Merger Consideration”);
3.	all shares of Company common stock will no longer be outstanding and all shares of Company common stock will be cancelled and retired and will cease to exist, and, subject to Section 2.03 of the merger agreement, each holder of: (i) a certificate formerly representing any shares of Company common stock; or (ii) any book-entry shares which immediately prior to the Effective Time represented shares of Company common stock will, subject to applicable Law in the case of Dissenting Shares, cease to have any rights with respect thereto, except the right to receive the Merger Consideration in accordance with Section 2.02 of the Merger Agreement; and
4.	each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one newly issued, fully paid, and non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation with the same rights, powers, and privileges as the shares so converted and shall constitute the only outstanding shares of capital stock of the Surviving Corporation. From and after the Effective Time, all certificates representing shares of Merger Sub common stock shall be deemed for all purposes to represent the number of shares of common stock of the Surviving Corporation into which they were converted in accordance with the immediately preceding sentence.

Entry into the Merger Agreement has been unanimously approved by the board of directors of the Company, based in part on the recommendation of a special committee of the board of directors composed entirely of directors who are not parties to the Merger directly or indirectly, other than as a result of being a shareholder of the Company, and who have no direct or indirect material financial interest or other material interest in the Merger.

Following execution of the Merger Agreement on June 21, 2022, holders of a majority of the issued and outstanding shares of Company common stock (the “Consenting Shareholders”) duly executed and delivered to the Company a written consent (the “Written Consent”), approving and adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. No further approval of the Company’s shareholders is required to adopt the Merger Agreement or will be sought. As a result of receipt of the Written Consent, the Company is prohibited from engaging in any further discussions or solicitations regarding an alternative potential acquisition of the Company.

The consummation of the Merger is subject to customary closing conditions, including (i) receiving the approval of holders of a majority of the voting power of the outstanding Company common stock, which approval was effected after execution of the Merger Agreement through the Written Consent, (ii) the absence of legal restraints preventing the consummation of the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the payoff of certain indebtedness of the Company and (v) the closing or satisfaction or waiver of the closing conditions of transactions in which (A) Peter G. Dornau, the Chairman of the Board, President and Chief Executive Officer of the Company, and Mr. Dornau’s wife, will, pursuant to an equity purchase agreement entered into in connection with the Merger Agreement, sell to an affiliate of Parent and Merger Sub all of the issued and outstanding shares of common stock of Star Brite Europe, Inc. for an aggregate purchase price of $7,000,000, subject to certain adjustments and (B) an entity of which Mr. Dornau is the sole managing member will, pursuant to a real estate sales contract entered into in connection with the Merger Agreement, sell to an affiliate of Parent and Merger Sub certain real property, consisting of the Company’s executive offices and warehouse facilities in Fort Lauderdale, Florida, for a purchase price of $3,600,000, subject to certain adjustments.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. Among other things, the Company has agreed to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its businesses until the Merger is consummated. The Company and Parent have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Merger, including all required antitrust approvals, on the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement contains certain provisions giving each of Parent and the Company rights to terminate the Merger Agreement under certain circumstances, including the right for either Parent or the Company to terminate the Merger Agreement if the Merger has not been consummated on or before September 30, 2022. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $3,375,000. The Merger Agreement further provides that Parent will be required to pay the Company a reverse termination fee of $5,000,000 under certain circumstances if Parent is does not confirm in writing to the Company that it has available cash in an amount which, together with the Debt Financing (as defined below), is required to pay the Merger Consideration.

A copy of the Merger Agreement can be found as an exhibit to the Company’s Current Report on Form 8-K filed on June 22, 2022.

During the three and six months ended June 30, 2022, the Company incurred approximately $950,000 of expenses related to the proposed Merger. Such expenses are included in selling and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

The closing of the Merger is expected to occur during the quarter ending September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, our ability to provide required capital to support inventory levels, the effect of price increases in raw materials that are petroleum or chemical based or commodity chemicals on our margins, and the sufficiency of funds provided through operations and existing sources of financing to satisfy our cash requirements constitute forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” or “could,” including the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, matters relating to the proposed Merger; the impact of the COVID-19 pandemic on our business and the economy in general; the highly competitive nature of our industry; reliance on certain key customers; changes in consumer demand for marine, recreational vehicle and automotive products; expenditures on, and the effectiveness of our advertising and promotional efforts; adverse weather conditions; unanticipated litigation developments; exposure to market risks relating to changes in interest rates, foreign currency exchange rates and prices for raw materials that are petroleum or chemical based, availability in general of raw materials and other factors addressed in the sections entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview:

On June 21, 2022, the Company entered into an agreement with One Water Marine Inc. in which all of the Company’s common shares will be converted into the right to receive $13.08 per share. For additional information see our Form 8-K filed with the SEC on June 22, 2022, and Note 13, Merger Agreement, to the unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q.

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

Results of Operations:

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table provides a summary of our financial results for the three months ended June 30, 2022 and 2021:

	For The Three Months Ended June 30,
			Percent	Percentage of Net Sales
	2022	2021	Change	2022	2021
Net sales	$15,208,834	$15,688,985	(3.1)%	100.0%	100.0%
Cost of goods sold	9,859,190	8,416,553	17.1%	64.8%	53.6%
Gross profit	5,349,644	7,272,432	(26.4)%	35.2%	46.4%
Advertising and promotion	1,633,975	1,265,583	29.1%	10.7%	8.1%
Selling and administrative	4,045,057	2,641,657	53.1%	26.6%	16.8%
Operating (loss) income	(329,388)	3,365,192	(109.8)%	(2.2)%	21.4%
Interest (expense), net	(79,128)	(40,823)	93.8%	0.5%	0.3%
Benefit (provision) for income taxes	87,121	(723,054)	(112.0)%	(0.6)%	4.6%
Net (loss) income	$(321,395)	$2,601,315	(112.4)%	(2.1)%	16.6%

Net sales for the three months ended June 30, 2022 decreased by approximately $480,000, or 3.1%, as compared to the three months ended June 30, 2021. The Company had lower sales of core marine products partially offset by strong sales of winterizing products.

Cost of goods sold increased by approximately $1,443,000, or 17.1%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Cost of sales increased at a higher rate than net sales primarily because of cost increases in both petroleum-based and other raw materials in addition to transportation cost increases from imports and domestic shipment freight cost to customers.

Gross profit decreased by approximately $1,923,000, or 26.4%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Gross profit primarily decreased due to the Company’s cost of goods sold described above. As a percentage of net sales, gross profit was approximately 35.2% and 46.4% for the three months ended June 30, 2022 and 2021, respectively.

Advertising and promotion expenses increased by approximately $368,000, or 29.1%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in advertising and promotion expenses was principally a result of increased marketing programs, internet advertising and television advertising. As a percentage of net sales, advertising and promotion expenses increased to 10.7% for the three months ended June 30, 2022, from 8.1% for the three months ended June 30, 2021.

Selling and administrative expenses increased by approximately $1,403,000 or 53.1%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in selling and administrative expenses was primarily a result of two factors. The Company incurred legal and other professional costs associated with the pending merger with OneWater Marine, Inc. In addition, the Company incurred higher employee compensation expenses. As a percentage of net sales, selling and administrative expenses increased to 26.6% for the three months ended June 30, 2022, from 16.8% for the three months ended June 30, 2021.

Interest (expense), net for the three months ended June 30, 2022 increased by approximately $38,000 or 93.8%, as compared to the three months ended June 30, 2021. The increase principally resulted from interest expense related to our term loan for the expansion at Kinpak.

Benefit from income taxes for the three months ended June 30, 2022 was approximately $87,000, or 21.3% of our income before income taxes. For the three months ended June 30, 2021 the provision for income taxes was approximately $723,000, or 21.8% of our income before income taxes.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table provides a summary of our financial results for the six months ended June 30, 2022 and 2021:

	For The Six Months Ended June 30,
			Percent	Percentage of Net Sales
	2022	2021	Change	2022	2021
Net sales	$27,946,163	$28,820,209	(3.0)%	100.0%	100.0%
Cost of goods sold	17,860,537	16,167,056	10.5%	63.9%	56.1%
Gross profit	10,085,626	12,653,153	(20.3)%	36.1%	43.9%
Advertising and promotion	2,705,554	2,207,397	22.6%	9.7%	7.7%
Selling and administrative	6,045,087	4,614,469	31.0%	21.6%	16.0%
Operating income	1,334,985	5,831,287	(77.1)%	4.8%	20.2%
Interest (expense), net	(110,810)	(78,010)	42.0%	0.4%	0.3%
Provision for income taxes	(246,289)	(1,247,693)	(80.3)%	0.9%	4.3%
Net income	$977,886	$4,505,584	(78.3)%	3.5%	15.6%

Net sales for the six months ended June 30, 2022 decreased by approximately $874,000, or 3.0%, as compared to the six months ended June 30, 2021. The decrease in net sales was principally a result of several customers adjusting their inventory levels of Star brite® branded marine products, private label marine and RV products.

Cost of goods sold increased by approximately $1,693,000, or 10.5%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in cost of goods sold was a result primarily of higher cost of petroleum based raw materials, imported material shipping costs of containers along with higher domestic transportation costs in addition to higher cost of manufacturing operating costs.

Gross profit decreased by approximately $2,568,000, or 20.3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Gross profit decreased due to lower sales volume and higher cost of sales as described above. As a percentage of net sales, gross profit was approximately 36.1% and 43.9% for the six months ended June 30, 2022 and 2021, respectively.

Advertising and promotion expenses increased by approximately $498,000, or 22.6%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.    The increase in advertising and promotion expenses was principally a result of increased TV advertising in addition to several marketing programs targeting consumer brand awareness to our branded products. As a percentage of net sales, advertising and promotion expenses increased to 9.7% for the six months ended June 30, 2022, from 7.7% for the six months ended June 30, 2021.

Selling and administrative expenses increased by approximately $1,431,000, or 31.0%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in selling and administrative expenses was primarily a result of our pending merger with One Water Marine. In additional the Company incurred higher employee compensation expenses. As a percentage of net sales, selling and administrative expenses increased to 21.6% for the six months ended June 30, 2022, from 16.0% for the six months ended June 30, 2021.

Interest (expense), net for the six months ended June 30, 2022 increased by approximately $33,000 or 42.0%, as compared to the six months ended June 30, 2021. The increase principally resulted from interest expense related to our term loan for the expansion at Kinpak.

Provision for income taxes for the six months ended June 30, 2022 was approximately $246,289, or 20.1% of our income before taxes. For the six months ended June 30, 2021 the provision was approximately $1,248,000, or 21.7% of our income before taxes.

Liquidity and capital resources:

Our cash balance was approximately $7,018,000 at June 30, 2022 and approximately $12,685,000 at December 31, 2021.

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(5,228,933)	$483,201
Net cash used in investing activities	(2,664,078)	(2,922,273)
Net cash provided by (used in) financing activities	2,226,465	(859,478)
Effect of exchange rate fluctuations on cash	(338)	1,775
Net decrease in cash and restricted cash	$(5,666,884)	$(3,296,775)

Net cash used in operating activities for the six months ended June 30, 2022 was approximately $5,229,000, as compared to net cash provided by operating activities of approximately $483,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022, net income decreased by approximately $3,528,000, noncash adjustments to net income increased by approximately $193,000, and changes in working capital used approximately $2,378,000 more in cash, as compared to the six months ended June 30, 2021.

Net trade accounts receivable at June 30, 2022 aggregated approximately $11,580,000, an increase of approximately $2,036,000, or 21.3%, as compared to approximately $9,544,000 in net trade accounts receivable outstanding at December 31, 2021.  The increase was principally a result of our net sales during the second quarter of 2022. Receivables due from affiliated companies aggregated approximately $1,494,000 at June 30, 2022, an increase of approximately $282,000, or 23.3%, from receivables due from affiliated companies of approximately $1,212,000 at December 31, 2021. The increase was primarily a result of our net sales to the affiliated companies in the second quarter of 2022.

Inventories, net were approximately $23,584,000 and $16,819,000 at June 30, 2022 and December 31, 2021, respectively, representing an increase of approximately $6,765,000, or 40.2%, during the six months ended June 30, 2022. We believe the higher levels of inventories were necessary in order to reduce potential supply chain problems and material price increases.

Net cash used in investing activities for the six months ended June 30, 2022 decreased by approximately $258,000, or 8.8%, as compared to the six months ended June 30, 2021. The decrease in cash used was principally due to the winding down of our expansion of our manufacturing, warehouse and distribution facilities at Kinpak.

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $2,226,000, as compared to net cash used in financing activities of approximately $859,000 for the six months ended June 30, 2021. The principal reason for the change is that during the six months ended June 30, 2022, we had approximately $3,460,000 in borrowings under our revolving line of credit, as compared to no borrowing during the first six months of 2021. During the six months ended June 30, 2022, the Company paid dividends to common shareholders aggregating approximately $761,000 and made payments on long term debt of approximately $467,000, as compared to dividends paid to common shareholders aggregating approximately $569,000 and payments on long term debt of approximately $291,000 during the six months ended June 30, 2021.

See Notes 6 and 7 to the condensed consolidated financial statements included in this report for information concerning our principal credit facilities, consisting of Kinpak’s obligations relating to a term loan, the payment of which we have guaranteed, an industrial development bond financing, the payment of which we have guaranteed, and a revolving line of credit. At June 30, 2022 and December 31, 2021, we had outstanding balances of approximately $4,756,000 and $4,888,000, respectively, under Kinpak’s obligation relating to the term loan, $3,106,000 and $3,334,000, respectively, under Kinpak’s obligations relating to the industrial development bond financing, and approximately $3,460,000 and $0, respectively, in borrowings under our revolving credit facility.

The loan agreement pertaining to our revolving credit facility, as amended, has a stated term that expires on August 30, 2024, although as was the case with earlier revolving lines of credit provided to us in recent years, amounts outstanding are payable on demand. Nevertheless, the loan agreement pertaining to our revolving line of credit contains various covenants, including financial covenants that are described in Note 6 to the condensed consolidated financial statements included in this report.  At June 30, 2022, we were in compliance with these financial covenants. The revolving credit facility is subject to several events of default, including a decline of the majority shareholder’s ownership below 50% of our outstanding shares.

Our guarantee of Kinpak’s obligations related to the industrial development bond financing are subject to various covenants, including financial covenants that are described in Note 7 to the condensed consolidated financial statements included in this report. At June 30, 2022, we were in compliance with these financial covenants.

In connection with our acquisition of assets of Snappy Marine, we issued a promissory note in the amount of $1,000,000, including interest (of the $1,000,000 amount of the promissory note, $930,528 was recorded as principal, and the remaining $69,472, representing an imputed interest rate of 2.87% per annum, is being recorded as interest expense over the term of the note). At June 30, 2022, we had an outstanding balance of $216,667 under the promissory note (including $213,082 recorded as principal and $3,585 to be recorded as interest expense over the remaining term of the note).

We also obtained financing through leases for office equipment, totaling approximately $68,000 and $79,000 at June 30, 2022 and December 31, 2021, respectively.

Some of our assets and liabilities are denominated in Canadian dollars and are subject to currency exchange rate fluctuations. We do not engage in currency hedging and address currency risk as a pricing issue. For the six months ended June 30, 2022, we recorded $8 in foreign currency translation adjustments (increasing shareholders’ equity by $8).

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow. In addition, the following supplements the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

Failure to complete the Merger could negatively impact the market price of our common stock.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

●	the market price of our common stock may decline;

●	costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid by us, even if the Merger is not completed; and

●	the diversion of management’s attention from our day-to-day business, the potential disruption to our employees and our relationships with customers, suppliers and distributors and potential diversion from certain aspects of its previously announced product development program may make it difficult for us to regain our financial and market positions if the Merger is not completed.

Further, if the Merger is terminated and our Board of Directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description
2.1+	Agreement and Plan of Merger, dated as of June 21, 2022, by and among Ocean Bio-Chem, Inc., OneWater Marine Inc. and OBCMS, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN BIO-CHEM, INC.

Dated: August 4, 2022	/s/ Peter G. Dornau
Peter G. Dornau
Chairman of the Board, President and
Chief Executive Officer

Dated: August 4, 2022	/s/ Jeffrey S. Barocas
Jeffrey S. Barocas
Vice President and
Chief Financial Officer